Form 10-K
period 1996-09-30
ACADEMIC COMPUTER SYSTEMS INC
filed 1996-12-26
CIK 1961

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996 Commission file number 2-31876
                          ------------------                        -------


                        ACADEMIC COMPUTER SYSTEMS, INC.
                    (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

   New Jersey                                                   22-1848316
--------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


   2 West 45th Street
   New York, New York                                              10036
--------------------------------                            ------------------
Registrant's telephone number, including
  area code                                                       212-532-3678
                                                              ----------------

Securities registered pursuant to Section
  12(b) of the Act:

                                                        Name of Each Exchange in
      Title of Each Class                                    Which Registered
      --------------------                              ------------------------
           NONE                                               Not applicable



Securities registered pursuant to Section 12 (g) of the Act:

                 Common Stock, $.05 par value, non-cumulative
                 --------------------------------------------
                                Title of Class


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
                                                         -

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the bid price of such stock, as of September 30, 1996 was $227,500.

     As of September 30, 1996, there were 910,000 shares of the Registrant's common stock, $.05 par value, issued and 907,700 shares outstanding.

     Index for Exhibits is located on Page 5.

                                     PART I
                                     ------



Item 1. Business
----------------

     (a) General Development of Business
         -------------------------------

     Registrant's only former business operations were previously conducted through its wholly-owned subsidiary, Data Conversion, Inc., which was engaged in the operation of a key punch service bureau in Palisades, New Jersey. This service bureau translated financial and business records and transactions to computer-ready input. On August 29, 1975, Data Conversion, Inc. suspended operations entirely and there is presently no intention to resume them.

     (b) Financial Information about Industry Segment
         --------------------------------------------

     During the years ended September 30, 1996 and 1995, Registrant's business operations were primarily conducted in one industry segment - investments:

                               Year Ended                 Year Ended
                           September 30, 1996         September 30, 1995
                           ------------------         ------------------
Gross income:                    $ 31,436                  $ 37,135
Operating profit
  (after provision for taxes):     24,623                    30,145
Identifiable assets:              579,036                   514,513

     There was no material difference in income during the years ended September 30, 1996 and 1995. The income is a function of the return available on investments, which may fluctuate on an annual basis.

     (c) Narrative Description of Business
         ---------------------------------

     Since discontinuing Data Conversion, Inc., the company has had no income from operations. Currently its only income is from interest and dividends on its investment portfolio which include money market funds. The Registrant is presently exploring the possibility of other businesses or mergers.

Item 2. Properties
------------------

     The Registrant owns no real property.

Item 3. Legal Procedures
------------------------

     There are no pending lawsuits.

Item 4. Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------

     The following table sets forth, as of September 30, 1996, the ownership of the Registrant's common stock by each person who is known to the Registrant to be the beneficial owner of more than (5%) five percent of its outstanding stock.


                                         AMOUNT AND NAME   PERCENTAGE
                      NAME AND ADDRESS    OF BENEFICIAL        OF
TRADE OF CLASS            OF OWNER          OWNERSHIP         CLASS
-------------------  ------------------  ----------------  -----------

Common stock $.05    Milton Fisher           235,000         25.82%
  par value          2 West 45th Street        (i)
                     New York, NY 10036

                                    PART II
                                    -------



Item 5. Market for the Registrant's Common Stock and Related Security Holder
----------------------------------------------------------------------------
Matters
-------

     The Registrant's common stock $.05 par value is registered pursuant to
Section 12 (g) of the Securities Exchange Act of 1934. There is no current active market.

     As of September 30, 1996 there were 150 record holders of the Registrant's common stock, $.05 par value.

     Since its inception, the Registrant has not paid any dividends to its shareholders. No payments are anticipated at this time.

Item 6. Selected Financial Data
-------------------------------

     (a) The following summaries of operation should be read in conjunction with the financial statements of Academic Computer Systems, Inc. for the years ended September 30, 1996 and 1995, and the related notes and opinion of Lipner, Gordon & Co., LLP, CPAs, with respect thereto, which appears elsewhere in this report.


                        Academic Computer Systems, Inc.
                        -------------------------------

                      Summaries of Selected Financial Data
                      ------------------------------------

                                      Year Ended          Year Ended
                                  September 30, 1996  September 30, 1995
                                  ------------------  ------------------
Gross income                            $ 31,436            $ 37,135

Income from operations
  (before provision for taxes)            27,437              33,434

Net income (after
  provision for taxes)                    24,623              30,145

Total assets                             579,036             514,513

Long-term obligations                       -                   -

Cash dividends                              -                   -

Item 7. Management's Discussion and Analysis of Financial Condition and  Results
--------------------------------------------------------------------------------
of Operations
-------------

     In 1975, the operations of Data Conversion, Inc., a subsidiary of Academic Computer Systems, Inc. were suspended, and there is no intention to resume such operations. Decreased demand for this corporation's services and the operating losses sustained, made this necessary.

     The Registrant is presently exploring the possibility of other businesses or mergers. In the meantime, management has cut all expenses to an irreducible minimum in order to conserve its capital.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     Registrant is not required to provide the supplementary financial information specified by Item 12 of Regulation S-K.

     The following are the required Financial Statements, including an index thereof:

     Index to Financial Statements                         Page Number
     -----------------------------                         -----------

     Financial statements:

     Independent auditors' report                          7

     Balance sheets at September 30, 1996 and 1995         8

     Statement of income for years ended
        September 30, 1996, 1995 and 1994                  9

     Statement of retained earnings for years ended
        September 30, 1996, 1995 and 1994                  10

     Statement of cash flows for the years ended
        September 30, 1996, 1995 and 1994                  11

     Notes to financial statements                         12

     Independent auditors' report on schedules             13

     Schedule I - marketable securities for the
         years ended September 30, 1996 and 1995           14, 15, 16, 17

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                        COMPARATIVE FINANCIAL STATEMENTS
                        --------------------------------

                       SEPTEMBER 30, 1996, 1995 AND 1994
                       ---------------------------------

                   [LETTERHEAD OF LIPNER, GORDON & CO., LLP]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Academic Computer Systems, Inc.



     We have audited the accompanying balance sheets of Academic Computers, Inc. as of September 30, 1996 and 1995, and the related statements of income, retained earnings, and cash flows for the years ended September 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Academic Computers, Inc. as of September 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, and for the year ended September 30, 1994, in conformity with generally accepted accounting principles.


                                               /s/ Lipner, Gordon & Co. LLP


Great Neck, New York
November 8, 1996

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                                 BALANCE SHEET
                                 -------------


                                     ASSETS
                                     ------

                                                      September 30,
                                               ---------------------
                                                1996            1995
                                               ------           ----
Current assets:

  Cash and cash equivalents                    $167,657     $149,375
  Interest receivable                             2,770          768
  Prepaid federal income tax                        418          -
                                               --------     --------
      Total current assets                      170,845      150,143

Long-term assets:
  Marketable securities (Note 2)                408,191      364,370
                                               --------     --------

                                               $579,036     $514,513
                                               ========     ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Taxes payable                                $  1,795     $  4,716
  Accounts payable and accrued expenses           1,250        2,250
                                               --------     --------

      Total current liabilities                   3,045        6,966
                                               --------     --------

Commitments and contingencies (Note 3)              -            -

Deferred taxes payable (Note 4)                  38,437       21,414

Stockholders' equity:

  Common stock, par value of $.05 per
    share; authorized 1,250,000 shares;
    issued 910,000 shares at September
    30, 1996 and 1995                            45,500       45,500
  Additional paid-in capital                    312,571      312,571
  Unrealized gain on securities
    reported at fair value (Notes 2 and
    4)                                           88,578       61,780
  Retained earnings                              93,061       68,438
                                               --------     --------
                                                578,147      509,703

Less treasury stock - at cost (2,300
 shares)                                      (   2,156)   (   2,156)
                                               --------     --------
                                                575,991      507,547
                                               --------     --------

                                               $579,036     $514,513
                                               ========     ========



The accompanying notes are an integral part hereof.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                       Year Ended
                                                      September 30,
                                                -------------------------
                                                1996      1995      1994
                                                ----      ----      ----
Income (Note 2):
  Interest                                      $ 8,690  $ 2,671  $ 2,566
  Dividends                                      22,746   25,348   29,491
  Gain on sale of securities                          -    9,116       19
                                                -------  -------  -------
                                                 31,436   37,135   32,076
                                                -------  -------  -------

Costs and expenses:
  Operational costs, general and
   administrative expenses                        3,929    3,701    3,702
  Interest expense                                   70        -        -
                                                -------  -------  -------
                                                  3,999    3,701    3,702
                                                -------  -------  -------

Income before provision for income taxes         27,437   33,434   28,374
                                                -------  -------  -------
Provision for income taxes:
  Federal                                         2,442    2,795    1,437
  State                                             372      494      359
                                                -------  -------  -------
                                                  2,814    3,289    1,796
                                                -------  -------  -------

Net income                                      $24,623  $30,145  $26,578
                                                =======  =======  =======
Earnings per share (based on weighted
  average of the number of shares
  outstanding)                                  $   .03  $   .03  $   .03
                                                =======  =======  =======
Average number of common shares
  outstanding                                   907,700   907,700 907,700
                                                =======   ======= =======

The accompanying notes are an integral part hereof.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                        STATEMENT OF RETAINED EARNINGS
                        ------------------------------



                                            Year Ended
                                            September 30,
                             -------------------------------------
                              1996            1995           1994
                             ------          ------        -------
Earnings at beginning        $68,438         $38,293       $11,715

Net income                    24,623          30,145        26,578
                             -------         -------       -------

Earnings at end              $93,061         $68,438       $38,293
                             =======         =======       =======



The accompanying notes are an integral part hereof.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                              Year Ended
                                                            September 30,
                                                  ----------------------------------
                                                     1996        1995        1994
                                                  ---------    --------   ----------
Cash flows derived from operating
 activities:
  Interest and dividends received                  $ 29,637    $ 27,477   $  32,057
  Cash paid to suppliers                          (   5,184)  (   2,950)  (   4,202)
  Income taxes paid                               (   6,171)  (     365)  (     160)
                                                   --------    --------   ---------
Net cash provided by operating activities            18,282      24,162      27,695
                                                   --------    --------   ---------
 Cash flows derived from investing
  activities:
  Proceeds from sales/redemptions of
    securities                                            -      17,446          19
  Purchases of securities                                 -   (     795)  (  21,660)
                                                   --------    --------    --------
Net cash provided (used) by investing
  activities                                              -      16,651   (  21,641)
                                                   --------    --------    --------

Net increase in cash and cash equivalents            18,282      40,813       6,054

Cash and cash equivalents at beginning
  of year                                           149,375     108,562     102,508
                                                   --------    --------   ---------

Cash and cash equivalents at end of year           $167,657    $149,375   $ 108,562
                                                   ========    ========   =========

Reconciliation of net income to net cash
  provided (used) by operating
  activities:
    Net income                                     $ 24,623    $ 30,145   $  26,578
    Adjustments to reconcile net income
     to net cash provided by operations:
        (Increase) in interest receivable         (   2,002)   (    542)        -
        (Increase) decrease in prepaid
          federal income tax                      (     418)        128       1,437
        Increase (decrease) in accounts
          payable and accrued expenses            (   1,000)        750   (     500)
        Increase (decrease) in taxes
          payable                                 (   2,921)      2,797         199
        (Gains) on sales/redemptions
          of securities                                  -    (   9,116)  (      19)
                                                   --------     -------     --------
                                                   $ 18,282    $ 24,162    $ 27,695
                                                   ========    ========     =========
Supplementary information:
  Interest paid                                   $     -      $      -      $    -
  Federal income taxes paid                           1,430           -           -

The accompanying notes are an integral part hereof.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       SEPTEMBER 30, 1996, 1995 AND 1994
                       ---------------------------------



1.  Statement of Significant Accounting Policies:
    ---------------------------------------------

     a) The Company's only income at present is from interest and dividends received on its investment portfolio. It records its investment income on the accrual basis. There were no operating activities during the periods of these statements.

     b)  Money market funds are considered to be cash equivalents.


2.  Marketable Securities:
    ----------------------

     For the years ended September 30, 1995 and thereafter, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt and equity securities are classified into three categories: trading, available-for-sale, and held-to-maturity.

     Management determines the appropriate classification of its investments at the time of purchase, and reevaluates such determination at each balance sheet date. The Company has categorized its marketable securities as available-for-sale. SFAS No. 115 requires available-for-sale securities to be carried at fair value with unrealized gains and unrealized losses reported as a separate component of shareholders' equity. Realized gains and losses are determined on a specific identification basis. A decline in market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

     Marketable securities classified as available-for-sale securities at September 30, 1996 and 1995 are included in Schedule I.


3.  Commitments and Contingencies:
    ------------------------------

     The Company's income tax returns have not been audited by the Internal Revenue Service.


4.  Deferred Taxes:
    ---------------

     Temporary differences arise from unrealized gains on securities that are reported as an adjustment to stockholders' equity for financial reporting but are not recorded in the tax return until the securities are sold. The Company uses the liability method for calculating the deferred tax provision and charges the tax effect directly to stockholders' equity. The deferred taxes relate solely to the available-for-sale securities, and, as such, have no effect on the components of net income (see Note 2).

                   [LETTERHEAD OF LIPNER, GORDON & CO., LLP]



                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES
                   -----------------------------------------

     In connection with our audits of the financial statements of Academic Computer Systems Inc. as of September 30, 1996 and 1995, we also audited the supporting schedules listed in the preceding index. In our opinion, these schedules present fairly, when read in conjunction with the related statements, the financial data required to be set forth therein.



                                                /s/ Lipner, Gordon & Co., LLP


Great Neck, NY
November 8, 1996

                         ACADEMIC COMPUTER SYSTEMS,INC.
                         ------------------------------

                       SCHEDULE I - MARKETABLE SECURITIES
                       ----------------------------------

                               SEPTEMBER 30, 1996
                               ------------------



                                         Number of
                                          Shares               Value Based on
                                       or Units of             Current Market
                                        Principal                Quotations     Unrealized
Name of Issuer and                        Amount      Cost/         At          Gain/(Loss)
Title of Security                       Bonds and     Basis      Balance Sheet       On
-----------------                         Notes      Adjusted       Date         Securities
                                       ------------  --------    --------------  -----------
Rapid American Corp. Sub.
  Deb. 7% 1994                              $10,000  $    100  $    -           ($    100)

Metromedia International
  Sub Deb. 9-1/2% 1998 -
   (Formerly Actava Group Inc.)               9,000     6,100           8,944       2,844

Zenith Electronics Corp.
 Conv. Sub. Deb. 6-1/4%
 2011                                        20,000     8,117          16,750       8,633

Fedders Corp. Sub. Deb. Conv.
  8-1/2% 2012 (Formerly NYCOR
  Inc., CV EX PFD)                           80,000    61,605          72,800      11,195

AM Annuity Group Inc. - common -
  (Formerly STI Group Inc.)              508 shares     2,398           6,795       4,397

Barrett Resources Corp., New           2,000 shares     8,007          70,500      62,493

Fleet Financial Group Inc.
  Depository SH Reptg 1/4
   PFD. IV Pref.                       2,000 shares    51,757          51,500   (     257)

Chase Manhattan Corp. PFD
  (Formerly Chemical Banking
  Corp. 10.96 PFD)                     1,000 shares    29,395          29,625         230

Barclays Bank PLC Amern Dep.
 Shs. UTS SR D                         1,000 shares    29,271          28,750   (     521)
                                                     --------        --------    --------
       Sub total                                      196,750         285,664      88,914

                         ACADEMIC COMPUTER SYSTEMS,INC.
                         ------------------------------

                       SCHEDULE I - MARKETABLE SECURITIES
                       ----------------------------------

                               SEPTEMBER 30, 1996
                               ------------------



                                         Number of
                                          Shares                    Value Based on
                                       or Units of                  Current Market
                                        Principal                    Quotations         Unrealized
Name of Issuer and                        Amount          Cost/           At            Gain/(Loss)
Title of Security                       Bonds and         Basis     Balance Sheet           On
-----------------                         Notes          Adjusted        Date           Securities
                                       ------------      --------   --------------      -----------
Sub total (carried forward)                              $196,750        $285,664        $   88,914
Williams Cos. Inc. $2.21 Cum.
 Pfd.                                  1,000 shares        25,000          26,000             1,000

American Banknote Corp. (formerly
  United States Banknote Corp.)        1,000 shares         5,238           4,625         (     613)

Corestates Financial Corp. common
  (formerly Constellation
  Bancorporation)                        413 shares         7,254          17,862            10,608

LTV Corp. New                             59 shares           615             686                71

LTV Corp. New WTS Ser A
  expire 6/28/98                        24 warrants            57              27         (      30)

Cyprus Amax Minerals common
  (formerly Amax, Inc.)                  500 shares        12,122          10,750         (   1,372)

Alumax, Inc. common                      500 shares        12,122          16,750             4,628

Amax Gold common                         300 shares         2,226           1,687         (     539)

Glendale Federal Bank common           2,000 shares        14,255          35,500            21,245

Greyhound Lines, Inc. common           2,560 shares         5,537           8,640             3,103
                                                          --------        --------         --------
                                                          $281,176       $408,191          $127,015
                                                          ========       ========          ========

                         ACADEMIC COMPUTER SYSTEMS,INC.
                         ------------------------------

                       SCHEDULE I - MARKETABLE SECURITIES
                       ----------------------------------

                               SEPTEMBER 30, 1995
                               ------------------




                                         Number of
                                          Shares                    Value Based on
                                       or Units of                  Current Market
                                        Principal                    Quotations         Unrealized
Name of Issuer and                        Amount          Cost/           At            Gain/(Loss)
Title of Security                       Bonds and         Basis     Balance Sheet           On
-----------------                         Notes          Adjusted        Date           Securities
                                       ------------      --------   --------------      -----------
Rapid American Corp. Sub.
  Deb. 7% 1994                              $10,000  $        100         $      1        ($     99)

Actava Group Inc. Conv.
  Sub Deb. 9-1/2% 1998 -
   (Formerly Fuqua Industries
   Inc.)                                      9,000         6,100            8,966            2,866

Zenith Electronics Corp.
 Conv. Sub. Deb. 6-1/4%
 2011                                        20,000         8,117           14,600            6,483


NYCOR Inc., CV EX PFD                  4,000 shares        61,605           58,000        (   3,605)


AM Annuity Group Inc. common
  (Formerly STI Group Inc.)              508 shares         2,398            5,588            3,190

Barrett Resources Corp., New           2,000 shares         8,007           45,000           36,993

Fleet Financial Group Inc.
  Depository SH Reptg 1/4 PFD. IV
  Pref.                                2,000 shares        51,757           52,000              243

Chemical Banking Corp. 10.96
  PFD.                                 1,000 shares        29,395           30,375              980

Barclays Bank PLC Amer. Dep.
  Shs. UTS SR D                        1,000 shares        29,271           28,875        (     396)
                                                         --------         --------           ------
      Sub total                                           196,750          243,405           46,655

                         ACADEMIC COMPUTER SYSTEMS,INC.
                         ------------------------------

                       SCHEDULE I - MARKETABLE SECURITIES
                       ----------------------------------

                               SEPTEMBER 30, 1995
                               ------------------



                                         Number of
                                          Shares                    Value Based on
                                       or Units of                  Current Market
                                        Principal                    Quotations         Unrealized
Name of Issuer and                        Amount          Cost/           At            Gain/(Loss)
Title of Security                       Bonds and         Basis     Balance Sheet           On
-----------------                         Notes          Adjusted        Date           Securities
                                       -------------     --------   --------------      -----------
Sub total (carried forward)                              $196,750         $243,405         $ 46,655

Williams Cos. Inc. $2.21 Cum.
 Pfd.                                   1,000 shares       25,000           26,125            1,125


American Banknote Corp. (formerly       1,000 shares        5,238            2,125        (   3,113)
  United States Banknote Corp.)

Corestates Financial Corp. common
  (formerly Constellation
  Bancorporation)                         413 shares        7,254           15,126            7,872

 LTV Corp. New                             59 shares          615              826              211


LTV Corp. New WTS Ser A
  expire 6/28/98                         24 warrants           57               75               18

Cyprus Amax Minerals common
  (formerly Amax, Inc.)                   500 shares       12,122           14,063            1,941


Alumax, Inc. common                      500 shares        12,122           16,875            4,753

Amax Gold common                         300 shares         2,226            1,800        (     426)

Glendale Federal Bank common           2,000 shares        14,255           32,750           18,495

Greyhound Lines, Inc. common           2,560 shares         5,537           11,200            5,663
                                                         --------         --------          --------
                                                         $281,176         $364,370          $ 83,194
                                                         ========         ========          ========

                                         PART III



Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

 (a) Identification of Directors
     ---------------------------

     Information regarding Registrant's directors as of September 30, 1996 is listed below. Each director was elected at the annual meeting of the Registrant's shareholders held on September 15, 1996, and will serve in his capacity until the next annual elected and qualified, or until his prior resignation or removal. Registrant knows of no arrangement between any of the individuals named below and any other person pursuant to which such individuals named below and any other person pursuant to which such individual was or is to be selected as a director or nominee.

     Name                           Age              Position
     ----                           ---              --------

     Milton Fisher                  78               President

     Herman V. Traub                77               Secretary/Treasurer

     Joseph Kaminsky                52               Director


 (b)  Identification of Executive Officers
      ------------------------------------

      Not applicable as no wages are paid.

 (c)  Identification of Certain Significant Employees
      -----------------------------------------------

      Not applicable as no wages are paid.

 (d)  Family Relationships
      --------------------

      There are no family relationships within the Board of the Directors of the Registrant.

                                    PART III

-----------------------------------------------------------------------

 (e) Business Experience
     -------------------

     Milton Fisher is an attorney practicing law in the city of New York for more than 40 years. He is the President of A.D. Gilhart and Co., Inc., investment bankers.

     Herman V. Traub is an attorney practicing law in the City of New York for more than 40 years.

     Joseph Kaminsky is presently employed by Serena, Inc. of New York as a sales manager, and was formerly an officer of the Registrant until he resigned in 1971.

 (f) Involvement in Certain Legal Proceedings
     ----------------------------------------

     None (not applicable)

Item 11. Management Remuneration and Transactions
-------------------------------------------------

     No remuneration was paid during the fiscal year ended September 30, 1996.

Item 12. Exhibits, Financial Statements and Form 8-K
----------------------------------------------------


                         Index to Financial Statements
                         -----------------------------

     Financial Statements:

          Independent Auditors' Report

          Balance Sheets at September 30, 1996 and 1995

          Statement of Income for the Years Ended
            September 30, 1996, 1995 and 1994

          Statement of Retained Earnings for
            the Years Ended September 30, 1996, 1995 and
            1994

          Statement of Cash Flows for the Years Ended
            September 30, 1996, 1995 and 1994

          Notes to Financial Statements

          Independent Auditors' Report on Schedules

          Schedule I - Marketable Securities for the Years
            Ended September 30, 1996 and 1995

     No reports on Form 8-K were filed by the registrant during the year ended September
30, 1996.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ACADEMIC COMPUTER SYSTEMS, INC.



                                    By /s/ Milton Fisher, President
                                       ---------------------------------
                                       Milton Fisher, President

                                       Dated: November 18,1996