Form 10-K/A
period 1996-09-30
ACADEMIC COMPUTER SYSTEMS INC
filed 1997-02-06
CIK 1961

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-K/A-1


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

     Financial Statement Schedules:

          Schedule I - Marketable Securities for the Years
            Ended September 30, 1996 and 1995

     Exhibits:

            27 -Financial Data Schedule

     Reports on Form 8-K:

            None.

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

Dated: February 6, 1997