Form 10-Q
period 1996-12-31
ACADEMIC COMPUTER SYSTEMS INC
filed 1997-02-11
CIK 1961

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended December 31, 1996      Commission file number 2-31876
                  -----------------                             -------


                        ACADEMIC COMPUTER SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          New Jersey                                        22-1848316
----------------------------------               -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)



      2 West 45th Street,
      New York, New York                                       10036
----------------------------------               -------------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code   (212) 532-3678
                                                 -------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes   X   No
                                                         -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                          Outstanding at January 28, 1997
--------------------------------------       -------------------------------
Common stock, par value $.05 per share                   907,700

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.
          Financial Statements:
          ---------------------

               The following are the required financial statements, including an index thereof:



                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                                     INDEX
                                     -----
                                                            PAGE NO.
                                                            --------

         Balance Sheet - December 31, 1996
                       - September 30, 1996                     1

         Statement of Income -
           Three Months Ended December 31, 1996 and 1995        2

         Statement of Retained Earnings -
           Three Months Ended December 31, 1996 and 1995        3

         Statement of Cash Flows -
           Three months Ended December 31, 1996 and 1995        4

         Notes to Financial Statements                          5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations:
         --------------

               There are no material changes in the operations of the Company. The Company is presently seeking opportunities for investment and preservation of its existing assets.

         Management believes that all material adjustments have been included herein.



                          PART II - OTHER INFORMATION
                          ---------------------------

                                Not applicable.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                  December  September
                                                     31,        30,
                                                    1996       1996
                                                  --------   --------
Current assets:
  Cash and cash equivalents                       $225,454   $167,657
  Interest receivable                                  971      2,770
  Prepaid federal income tax                           -          418
                                                  --------   --------

       Total current assets                        226,425    170,845

Long-term assets:
  Marketable securities (Note 2)                   393,584    408,191
                                                  --------   --------
                                                  $620,009   $579,036
                                                  ========   ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
  Taxes payable                                   $    297   $  1,795
  Accounts payable and accrued expenses                750      1,250
                                                  --------   --------

       Total current liabilities                     1,047      3,045
                                                  --------   --------

Commitments and contingencies (Note 3)                 -          -

Deferred taxes payable (Note 4)                     50,383     38,437


Stockholders' equity:
 Common stock, par value of $.05 per share;
   authorized 1,250,000 shares, issued and
   outstanding 910,000 shares at December 31,
   1996 and September 30, 1996                      45,500     45,500
  Additional paid-in capital                       312,571    312,571
  Unrealized gain on securities reported at
   fair value (Notes 2 and 4)                      113,782     88,578
  Retained earnings                                 98,882     93,061
                                                  --------   --------
                                                   621,118    578,147
  Less treasury stock - at cost (2,300 shares)   (   2,156) (   2,156)
                                                  --------   --------
                                                   618,962    575,991
                                                  --------   --------

                                                  $620,009   $579,036
                                                  ========   ========

See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                              STATEMENT OF INCOME
                              -------------------




                                                           Three Months Ended
                                                              December 31,
                                                            1996       1995
                                                          ---------  --------

 Income:
  Dividend income                                         $  5,129   $  6,411
  Interest income                                            2,857        835
  Other income                                               1,690        -
  Loss on sale of securities  (Note 2)                   (   1,757)       -
                                                          --------   --------
                                                             7,919      7,246
                                                          --------   --------
Costs and expenses:
  Operating costs, selling, general and administrative
    expense                                                    954        858
                                                          --------   --------
Income before provision for taxes                            6,965      6,388
                                                          --------   --------

Provision for income taxes:
  Federal                                                      980        477
  State and local                                              164         21
                                                          --------   --------
                                                             1,144        498
                                                          --------   --------
Net income                                                $  5,821   $  5,890
                                                          ========   ========

Per share:
  Net income                                              $    .01   $    .01
                                                          ========   ========
Shares outstanding                                         907,700    907,700
                                                          ========   ========


See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                         STATEMENT OF RETAINED EARNINGS
                         ------------------------------



                                                             Three Months Ended
                                                               December 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------

Balance - at beginning of period                             $ 93,061  $ 68,438

Net income                                                      5,821     5,890
                                                             --------  --------

Balance - at end of period                                   $ 98,882  $ 74,328
                                                             ========  ========












See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                  Three Months Ended
                                                     December 31,
                                                    1996       1995
                                                  --------   --------


Cash flows derived from operating activities:
  Interest and dividends received                 $  9,784   $  7,345
  Cash paid to suppliers                         (   1,438) (   1,108)
  Income taxes paid                              (     549) (   1,500)
                                                  --------   --------
Net cash provided by operating activities            7,797      4,737
                                                  --------   --------

Cash flows from investing activities:
  Sale of securities                                50,000        _
                                                  --------   --------
Net cash provided by investing activities           50,000        _
                                                  --------   --------

Net increase in cash equivalents                    57,797      4,737

Cash and cash equivalents, beginning of period     167,657    149,375
                                                  --------   --------
Cash and cash equivalents, end of period          $225,454   $154,112
                                                  ========   ========

Reconciliation of net income to net cash provided by operating activities:

    Net income                                    $  5,821   $  5,890
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Loss on sale of securities                    1,757        -
       Decrease in other current assets              2,217         99
       (Decrease) in accounts payable            (     500) (     250)
       (Decrease) in taxes payable               (   1,498) (   1,002)
                                                  --------   --------

Net cash provided by operating activities         $  7,797   $  4,737
                                                  ========   ========


See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                          DECEMBER 31, 1996 AND 1995
                          --------------------------



1.   Statement of Significant Accounting Policies:
     ---------------------------------------------

         The Company records its investment income on the accrual basis.

         There were no operating activities during the periods of these statements.

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of operations and cash flows for the three months ended December 31, 1996 and December 31, 1995. Such financial statements do not include all disclosures required by generally accepted accounting principles.

         These financial statements should be read in conjunction with the Company's audited financial statements for the years ended September 30, 1996 and 1995 included in the Company's annual report filed on Form 10K.

2.   Marketable Securities:
     ----------------------

         The Company has adopted Statement of Financial Accounting Standards
     (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt and equity securities are classified into three categories: trading, available-for-sale, and held-to-maturity.

         Management determines the appropriate classification of its investments at the time of purchase, and reevaluates such determination at each balance sheet date. The Company has categorized its marketable securities as available-for-sale. SFAS No. 115 requires available-for-sale securities to be carried at fair value with unrealized gains and unrealized losses reported as a separate component of stockholders' equity. Realized gains and losses are determined on a specific identification basis. A decline in market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

3.   Commitments and Contingencies:
     ------------------------------

         The Company's income tax returns have not been audited by the Internal Revenue Service.

         The Company is not involved in any litigation.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Sectin 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                ACADEMIC COMPUTER SYSTEMS, INC.


                                By /s/ Milton Fisher
                                  --------------------------------
                                  Milton Fisher, President

Dated:  January 28, 1997