Form 10-Q
period 1997-03-31
ACADEMIC COMPUTER SYSTEMS INC
filed 1997-05-14
CIK 1961

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended  March 31, 1997      Commission file number 2-31876
                  -----------------                           -------



                        ACADEMIC COMPUTER SYSTEMS, INC.
                ----------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New Jersey                               22-1848316
        ----------------------------------------           ----------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                  Identification No.)


                2 West 45th Street,
                New York, New York                            10036
        ----------------------------------------    ---------------------------
        (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code  (212) 532-3678
                                                   ----------------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes   X   No ____
                                                         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                         Outstanding at April 28, 1997
     ---------------------------------------     -----------------------------
      Common stock, par value $.05 per share               907,700

                          PART I - FINANCIAL INFORMATION
                          ------------------------------



Item 1.   Financial Statements:
          ---------------------

               The following are the required financial statements, including an index thereof:



                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                                     INDEX
                                     -----



                                                          Page No.
                                                          --------

          Balance Sheet - March 31, 1997
                        - September 30, 1996                     1

          Statement of Income -
            Three Months Ended March 31, 1997 and 1996
            Six Months Ended March 31, 1997 and 1996             2

          Statement of Retained Earnings -
            Six Months Ended March 31, 1997 and 1996             3

          Statement of Cash Flows -
            Six Months Ended March 31, 1997 and 1996             4

          Notes to Financial Statements                          5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
Results of Operations:
----------------------

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

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------



                                                   March       September
                                                      31,         30,
                                                     1997        1996
                                                   --------    --------
Current assets:

  Cash and cash equivalents                        $631,819    $167,657
  Interest receivable                                     -       2,770
  Prepaid federal income tax                              -         418
                                                   --------    --------
        Total current assets                        631,819     170,845

Long-term assets:
  Marketable securities (Note 2)                          -     408,191
                                                   --------    --------
                                                   $631,819    $579,036
                                                   ========    ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------------------


Current liabilities:

  Taxes payable                                    $ 54,319    $  1,795
  Accounts payable and accrued expenses               1,763       1,250
                                                   --------    --------

        Total current liabilities                    56,082       3,045
                                                   --------    --------

Commitments and contingencies (Note 3)                    -           -

Deferred taxes payable (Note 4)                           -      38,437

Stockholders' equity:
  Common stock, par value of $.05 per share;
    authorized 1,250,000 shares, issued and
    outstanding 910,000 shares at March 31,
    1997 and September 30, 1996                      45,500      45,500
  Additional paid-in capital                        312,571     312,571
  Unrealized gain on securities reported at
    fair value                                            -      88,578
  Retained earnings                                 219,822      93,061
                                                   --------    --------
                                                    577,893     578,147
  Less treasury stock - at cost (2,300 shares)    (   2,156)  (   2,156)
                                                    575,737     575,991
                                                   --------    --------
                                                   $631,819    $579,036
                                                   ========    ========


See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                              STATEMENT OF INCOME
                              -------------------







                                         Three Months Ended    Six Months Ended
                                              March 31,           March 31,
                                         -------------------  ------------------
                                          1997        1996    1997         1996
                                         -------------------  ------------------

Income:
  Dividend income                         $  1,145  $  6,250  $  6,274  $ 12,661
  Interest income                            1,940     1,499     4,797     2,334
  Other income                                   -         -     1,690         -
  Realized gain on sale of securities
   (Note 2)                                175,093         -   173,336         -
                                          --------  --------  --------  --------
                                           178,178     7,749   186,097    14,995
                                          --------  --------  --------  --------
Costs and expenses:
  Operating costs, selling, general
    and administrative expense               2,141     1,322     3,095     2,180
                                          --------  --------  --------  --------

Income before provision for taxes          176,037     6,427   183,002    12,815
                                          --------  --------  --------  --------
Provision for income taxes:
  Federal                                   51,179       481    52,159       958
  State and local                            3,918        94     4,082       115
                                          --------  --------  --------  --------
                                            55,097       575    56,241     1,073
                                          --------  --------  --------  --------

Net income                                $120,940  $  5,852  $126,761  $ 11,742
                                          ========  ========  ========  ========
Per share:
  Net income                              $    .13  $    .01  $    .14  $    .01
                                          ========  ========  ========  ========
Shares outstanding                         907,700   907,700   907,700   907,700
                                          ========  ========  ========  ========




See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                         STATEMENT OF RETAINED EARNINGS
                         ------------------------------





                                     Six Months Ended
                                        March 31,
                                    ------------------
                                    1997         1996
                                    ------------------

Balance - at beginning of period    $ 93,061   $68,438

Net income                           126,761    11,742
                                    --------   -------
Balance - at end of period          $219,822   $80,180
                                    ========   =======



See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------



                                                                    Six Months Ended
                                                                       March 31,
                                                                ------------------------
                                                                   1997          1996
                                                                ------------------------
Cash flows derived from operating activities:

  Interest and dividends received                                $   13,840    $ 14,693
  Cash paid to suppliers                                        (     2,566)  (   2,930)
  Income taxes paid                                             (     1,624)  (   4,009)
                                                                 ----------    --------
Net cash provided by operating activities                             9,650       7,754
                                                                 ----------    --------
Cash flows derived from investing activities:
  Sale of securities                                              1,054,601           -
  Purchase of securities                                        (   600,089)          -
                                                                 ----------    --------

Net cash provided by investing activities                           454,512           -
                                                                 ----------    --------

Net increase in cash and cash equivalents                           464,162       7,754

Cash and cash equivalents, beginning of period                      167,657     149,375
                                                                 ----------    --------

Cash and cash equivalents, end of period                         $  631,819    $157,129
                                                                 ==========    ========

Reconciliation of net income to net cash provided by operating activities:

    Net income                                                   $  126,761    $ 11,742

    Adjustments to reconcile net income to net cash provided by operating activities:

        (Realized gain) on sale of securities                   (   173,336)         -

        (Increase) decrease in other current assets                   3,188   (   1,017)

        Increase (decrease) in accounts payable                         513   (     750)

        Increase (decrease) in taxes payable                         52,524   (   2,221)
                                                                 ----------    --------

Net cash provided by operating activities                        $    9,650    $  7,754
                                                                 ==========    ========




See Notes to Financial Statements.

                        ACADEMIC COMPUTER SYSTEMS, INC.
                        -------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                            MARCH 31, 1997 AND 1996
                            -----------------------



1.   Statement of Significant Accounting Policies:
     ---------------------------------------------

          The Company records its investment income on the accrual basis.

          In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the six months ended March 31, 1997 and March 31, 1996. Such financial statements do not include all disclosures required by generally accepted accounting principles.

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

          Management determines the appropriate classification of its investments at the time of purchase, and reevaluates such determination at each balance sheet date. The Company had categorized its marketable securities as available-for-sale. SFAS No. 115 requires available-for-sale securities to be carried at fair value with unrealized gains and unrealized losses reported as a separate component of shareholders' equity. Realized gains and losses are determined on a specific identification basis. A decline in market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. During the six months ended March 31, 1997, the Company liquidated all of its investments in debt and equity securities.

3.   Commitments and Contingencies:
     ------------------------------

          The Company's income tax returns have not been audited by the Internal Revenue Service.

          The Company is not involved in any litigation.

4.   Deferred Taxes:
     ---------------

          Temporary differences arise from unrealized gains on securities that are reported as an adjustment to stockholders' equity for financial reporting but are not recorded in the tax return until the securities are sold. The Company uses the liability method for calculating the deferred tax provision and charges the tax effect directly to stockholders' equity. The deferred taxes relate solely to the available-for-sale securities, and, as such, have no effect on the components of net income. As of March 31, 1997, the Company had no unrealized gains on securities, having liquidated its entire portfolio prior to that date (see Note 2).

                                   SIGNATURES
                                   ----------



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                ACADEMIC COMPUTER SYSTEMS, INC.



                                 By /s/ Milton Fisher
                                   ____________________________________
                                    Milton Fisher, President
                                    (Principal Executive, Financial
                                       and Accounting Officer)


Dated:  May 13, 1997