Form 10-Q
period 1997-06-30
ACADEMIC COMPUTER SYSTEMS INC
filed 1997-08-13
CIK 1961

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended  June 30, 1997     Commission file number 2-31876
                  ----------------                          -------



                           ACADEMIC COMPUTER SYSTEMS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)




            New Jersey                                       22-1848316
----------------------------------------             --------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)



c/o Unity Venture Capital Associates Ltd.
           245 Fifth Avenue
          New York, New York                                    10016
----------------------------------------             --------------------------
(Address of principal executive offices)                    (Zip Code)




Registrant's telephone number, including area code  (212) 696-4282
                                                   ----------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes   X   No
                                                        -----    ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                      Outstanding at August 4, 1997
---------------------------------------     -----------------------------
Common stock, par value $.05 per share                    907,700

                            PART I - FINANCIAL INFORMATION
                            ------------------------------



Item 1.  FINANCIAL STATEMENTS:

              The following are the required financial statements, including an index thereof:



                           ACADEMIC COMPUTER SYSTEMS, INC.
                           -------------------------------

                                        INDEX
                                        -----



                                                           PAGE NO.

         Balance Sheet - June 30, 1997
                       - September 30, 1996                    1

         Statement of Income -
           Three Months Ended June 30, 1997 and 1996
           Nine Months Ended June 30, 1997 and 1996            2

         Statement of Retained Earnings -
           Nine Months Ended June 30, 1997 and 1996            3

         Statement of Cash Flows -
           Nine Months Ended June 30, 1997 and 1996            4

         Notes to Financial Statements                         5


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

              During the nine months ended June 30, 1997, the Company sold all of its debt and equity investments at then prevailing market prices; its present assets consist exclusively of cash and cash equivalents.

             The Company, under new management since May 21, 1997, will seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which the Company's Board of Directors believes has significant growth potential.

             Management believes that all material adjustments have been included herein.





                             PART II - OTHER INFORMATION
                             ---------------------------

                                   Not applicable.

                           ACADEMIC COMPUTER SYSTEMS, INC.
                           -------------------------------

                                    BALANCE SHEET
                                    -------------

                                        ASSETS
                                        ------






                                                     JUNE        SEPTEMBER
                                                      30,            30,
                                                     1997           1996
                                                   --------      ---------

Current assets:
  Cash and cash equivalents                        $632,156       $167,657
  Interest receivable                                   -            2,770
  Prepaid federal income tax                            -              418
                                                   --------       --------

        Total current assets                        632,156        170,845

Long-term assets:
  Marketable securities (Note 2)                        -          408,191
                                                   --------       --------

                                                   $632,156       $579,036
                                                   --------       --------
                                                   --------       --------


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Taxes payable                                    $ 54,587       $  1,795
  Accounts payable and accrued expenses               1,763          1,250
                                                   --------       --------

        Total current liabilities                    56,350          3,045
                                                   --------       --------

Commitments and contingencies (Note 3)                  -              -

Deferred taxes payable (Note 4)                         -           38,437

Stockholders' equity:
  Common stock, par value of $.05 per share;
    authorized 1,250,000 shares, issued and
    outstanding 910,000 shares at June 30,
    1997 and September 30, 1996


                                                     45,500         45,500
  Additional paid-in capital                        312,571        312,571
  Unrealized gain on securities reported at
    fair value
                                                        -           88,578
  Retained earnings                                 219,891         93,061
                                                   --------       --------
                                                    577,962        578,147
  Less treasury stock - at cost (2,300 shares)    (   2,156)     (   2,156)
                                                   --------       --------
                                                    575,806        575,991
                                                   --------       --------

                                                   $632,156       $579,036
                                                   --------       --------
                                                   --------       --------




See Notes to Financial Statements.

                           ACADEMIC COMPUTER SYSTEMS, INC.
                           -------------------------------

                                 STATEMENT OF INCOME
                                 -------------------

                                        Three Months Ended   Nine Months Ended
                                              June 30,           June 30,
                                       -------------------  -------------------
                                         1997       1996      1997       1996
                                       --------   --------  --------   --------

Income:
  Dividend income                      $    192   $  4,649  $  6,466   $ 17,310
  Interest income                         1,907      2,883     6,704      5,217
  Other income                              -          -       1,690        -
  Realized gain on sale of securities
   (Note 2)                                 -          -     173,336        -
                                       --------   --------  --------   --------
                                          2,099      7,532   188,196     22,527
                                       --------   --------  --------   --------
Costs and expenses:
  Operating costs, selling, general
    and administrative expense            1,984        941     5,079      3,121
                                       --------   --------  --------   --------

Income before provision for taxes           115      6,591   183,117     19,406
                                       --------   --------  --------   --------

Provision for income taxes:
  Federal                                    44        672    52,203      1,630
  State and local                             2        117     4,084        232
                                       --------   --------  --------   --------
                                             46        789    56,287      1,862
                                       --------   --------  --------   --------

Net income                             $     69   $  5,802  $126,830   $ 17,544
                                       --------   --------  --------   --------
                                       --------   --------  --------   --------



Per share:

  Net income                           $     00   $     01  $     14   $     02
                                       --------   --------  --------   --------
                                       --------   --------  --------   --------

Shares outstanding                      907,700    907,700   907,700    907,700
                                       --------   --------  --------   --------
                                       --------   --------  --------   --------





See Notes to Financial Statements.

                           ACADEMIC COMPUTER SYSTEMS, INC.8

                            STATEMENT OF RETAINED EARNINGS



                                                            Nine Months Ended
                                                                 JUNE 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------   --------
Balance - at beginning of period                            $ 93,061   $ 68,438

Net income                                                   126,830     17,544
                                                            --------   --------

Balance - at end of period                                  $219,891   $ 85,982
                                                            --------   --------
                                                            --------   --------






















See Notes to Financial Statements.

                           ACADEMIC COMPUTER SYSTEMS, INC.

                               STATEMENT OF CASH FLOWS




                                                            Nine Months Ended
                                                                 June 30,
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ----------

Cash flows derived from operating activities:
  Interest and dividends received                         $   15,940   $ 22,324
  Other income received                                        1,690        -
  Cash paid to suppliers                                 (     4,566)    17,630
  Income taxes paid                                      (     3,077) (   4,724)
                                                          ----------  ---------
Net cash provided by operating activities                      9,987     14,479
                                                          ----------  ---------
Cash flows derived from investing activities:
  Sale of securities                                       1,054,601        -
  Purchase of securities                                 (   600,089)       -
                                                          ----------  ---------
Net cash provided by investing activities                    454,512        -
                                                          ----------  ---------

Net increase in cash and cash equivalents                    464,499     14,479

Cash and cash equivalents, beginning of period               167,657    149,375
                                                          ----------  ---------

Cash and cash equivalents, end of period                  $  632,156   $163,854
                                                          ----------  ---------
                                                          ----------  ---------
Reconciliation of net income to net cash provided
  by operating activities:
    Net income                                            $  126,830   $ 17,544
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        (Realized gain) on sale of securities            (   173,336)       -
        (Increase) decrease in other current assets            3,188  (   1,633)
        Increase in accounts payable                             513        -
        Increase (decrease) in taxes payable                  52,792  (   1,432)
                                                          ----------  ---------

Net cash provided by operating activities                 $    9,987   $ 14,479
                                                          ----------  ---------
                                                          ----------  ---------













See Notes to Financial Statements.

                           ACADEMIC COMPUTER SYSTEMS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996





1.   Statement of Significant Accounting Policies:

          The Company records its investment income on the accrual basis.

          In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the nine months ended June 30, 1997 and June 30, 1996. Such financial statements do not include all disclosures required by generally accepted accounting principles.

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

          Management determines the appropriate classification of its investments at the time of purchase, and reevaluates such determination at each balance sheet date. The Company had categorized its marketable securities as available-for-sale. SFAS No. 115 requires available-for-sale securities to be carried at fair value with unrealized gains and unrealized losses reported as a separate component of shareholders' equity. Realized gains and losses are determined on a specific identification basis. A decline in market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. During the nine months ended June 30, 1997, the Company liquidated all of its investments in debt and equity securities.

3.   COMMITMENTS AND CONTINGENCIES:

          The Company's income tax returns have not been audited by the Internal Revenue Service.

          The Company is not involved in any litigation.

4.   DEFERRED TAXES:

          Temporary differences arise from unrealized gains on securities that are reported as an adjustment to stockholders' equity for financial reporting but are not recorded in the tax return until the securities are sold. The Company uses the liability method for calculating the deferred tax provision and charges the tax effect directly to stockholders' equity. The deferred taxes relate solely to the available-for-sale securities, and, as such, have no effect on the components of net income. As of June 30, 1997, the Company had no unrealized gains on securities, having liquidated its entire portfolio prior to that date (see Note 2).

                                      SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                   ACADEMIC COMPUTER SYSTEMS, INC.





                                   By /s/ Lawrence Burstein
                                      ----------------------------
                                     President




                                   By /s/ Steven Millner
                                      -----------------------------
                                     Treasurer







Dated:  August 13, 1997