Form 10-K
period 1997-09-30
ACADEMIC COMPUTER SYSTEMS INC
filed 1997-12-31
CIK 1961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended September 30, 1997          Commission File Number 2-31876

                                   WORLDS INC.
                                   -----------
             (Exact Name of Registrant as Specified in its Charter)

          New Jersey                                        22-1848316
          ----------                                        ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)


15 Union Wharf, Boston, Massachusetts                         02109
-------------------------------------                         -----
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including Area Code:     (617) 725-8900
                                                       -----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.001 per share)
                    ----------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
                                                          Yes [ X ]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                              [ X ]

The aggregate market value of voting stock held by non-affiliates of the
Registrant: can not be determined because of the absence of an active trading market for Registrant's securities.

The number of shares outstanding of Registrant's Common Stock as of December 15, 1997: 15,532,700.

                                     PART I

ITEM 1.  BUSINESS

         Worlds Inc.'s (formerly Academic Computer Systems, Inc.) only former business operations were previously conducted through its wholly-owned subsidiary, Data Conversion, Inc., which was engaged in the operation of a key punch service bureau in Palisades, New Jersey. This service bureau translated financial and business records and transactions to computer-ready input. On August 29, 1975, Data Conversion, Inc. suspended operations entirely and there is no intention to resume them. Since that time, the Registrant has had no operations and its only income has been in the form of interest and returns on its investments including dividends and net gains on the buying and selling of securities in its portfolio. During the fiscal year ended September 30, 1997, the Registrant sold its entire investment portfolio to avoid becoming classified as an investment company subject to regulation under the Investment Company Act of 1940 and had its assets held in money market funds.

         On December 3, 1997, the Registrant completed a merger whereby it acquired all of the assets and operations of Worlds Inc. and Worlds Acquisition Corp., both of which were Delaware corporations, and changed its name from Academic Computer Systems, Inc. to Worlds Inc. As a result, the Registrant is now engaged in the business of designing, developing and marketing three-dimensional music oriented Internet sites on the World Wide Web and it intends to produce interactive, three-dimensional music related web sites and distribute access to these web sites on compact discs of various recording artists via traditional retail record outlets, working in conjunction with major record labels.

         For more information regarding the Registrant's activities since the end of its fiscal year on September 30, 1997, you are advised to obtain a copy of the Registrant's Current Report on Form 8-K dated December 3, 1997 (the "8-K").

ITEM 2.  PROPERTIES

         As of the close of its fiscal year ended September 30, 1997, the Registrant did not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

         As of the close of its fiscal year ended September 30, 1997, the Registrant was not involved in any lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Registrant's common stock, par value $.001 per share ($.05 prior to December 3, 1997), is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. Currently there is, and at all times during the fiscal year ended September 30, 1997, there was no active market for the Registrant's common stock.

         As of September 30, 1997, there were approximately 150 record holders of the Registrant's common stock.

         Since its inception, the Registrant has not paid any dividends on its common stock and has no current intention to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following summaries should be read in conjunction with the Registrant's financial statements for the years ended September 30, 1997, 1996 and 1995, and the related notes and opinion of Lipner, Gordon & Co., LLP, CPAs, with respect thereto, which appears elsewhere in this Report.

                                                             Year Ended September 30,
                                                     --------------------------------------
                                                     1997            1996           1995
                                                     ----            ----           ----
Gross income                                         $186,525        $31,436        $37,135
Income before provision for income taxes             $158,958        $27,437        $33,434
Net income (after provisions for
                  Income taxes)                      $113,432        $24,263        $30,145
Total assets                                         $613,175        $579,036
Total Shareholders' equity                           $562,408        $575,991


         As stated in response to Item 1 above, the Registrant acquired by merger an operating entity and, accordingly, the results stated above will not be comparable or in any way indicative in any respect to the future financial statements of the Registrant.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         In 1975, the operations of Data Conversion, Inc., the Registrant's subsidiary, were suspended with no intention to resume such operations. Decreased demand for such services and the operating losses sustained made this necessary. Since such time, management has cut all expenses to an irreducible minimum in order to conserve its capital. During the fiscal year ended September 30, 1997, the Registrant realized income from dividends and trading in its investment portfolio and from interest. During the course of the fiscal year, the Registrant liquidated its investment portfolio and maintained its assets in money market funds.

         As stated in response to Item 1 above, following the close of the fiscal year, the Registrant acquired by way of merger the assets and operations of Worlds Inc. and Worlds Acquisition Corp., both former Delaware corporations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1. The registrant is not required to provide supplementary financial information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

         The officers and directors of the Registrant as of the end of its most recent fiscal year on September 30, 1997, are as follows:

         Name                        Age         Position
         ----                        ---         --------
         Lawrence Burstein           54          President and Director
         Steven Millner              36          Treasurer, Secretary and Director
         John Cattier                65          Director

         LAWRENCE BURSTEIN has been President and a Director of the Registrant since May 21, 1997 when Unity Venture Capital Associates Ltd. ("Unity") purchased approximately 50.02% of the Registrant's outstanding stock. Mr. Burstein has been President of Unity since its inception in February 1996. For approximately ten years prior thereto, Mr. Burstein was the President and principal stockholder of Trinity Capital Corporation ("Trinity"), a private investment banking concern which ceased operations upon the formation of Unity. Mr. Burstein is a director of five public companies, being, respectively, THQ Inc., UCSI Inc., Brazil Fast Food Corp., CAS Medical Systems, Inc. (a manufacturer of blood pressure monitors and other medical products principally for the neo-natal market) and The MNI Group Inc. (a developer and marketer of specially formulated medical foods and pet products). Mr. Burstein received an LL.B. from Columbia Law School.

         STEVEN MILLNER has been Treasurer, Secretary and a Director of the Registrant since May 21, 1997. Mr. Millner has been a partner of Dalessio Millner & Leben, certified public accountants. Prior to 1989, Mr. Millner was employed by BDO Seidman, certified accountants, as an audit manager. Mr. Millner received a B.S. from Bentley College.

         JOHN COTTIER has been a Director of the Registrant since May 21, 1997. Mr. Cottier has been an independent consultant since January 1985. From 1957 to December 1984, Mr. Cattier was associated with White Weld & Co., investment bankers, serving as a general partner, and with Credit Suisse White Weld (which subsequently became Credit Suisse First Boston), investment bankers, in various capacities. Mr. Cottier, who was both a director and stockholder of Trinity for at least five years prior to its cessation of operations, is a director of Pacific Assets Trust PLC., a United Kingdom investment trust, and Chairman of the Board of Directors of Heptagon Investments Limited, an investment company. Mr. Cattier received a B.A. from Yale University.

BOARD OF DIRECTORS

         Each director is elected at the Company's annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board.

         As indicated above, the 8-K contains information regarding the Registrant's new management following the merger.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable as no compensation of any kind was paid to any of the Registrant's officers, directors or employees during the fiscal year ended September 30, 1997.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended September 30, 1997, no required reports were not timely filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth, as of December 15, 1997, information regarding the beneficial ownership of the Registrant's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its Company's outstanding Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group. Each stockholder's address is c/o the Company, 15 Union Wharf, Boston, MA 02109.

                                  Shares Owned Beneficially and of Record (1)
                                  -------------------------------------------

     Name                          No. of Shares (1)             % of Total
----------------                   ----------------              ----------
Michael J. Scharf (2)                  1,900,000                     12.23%
Thomas Kidrin (3)                      1,600,000                     10.30%
Kenneth A. Locker (4)                     -0-                          N/A
Steven A. Greenberg                    4,500,000                     28.97%
All Officers and Directors
    as a  Group (4 persons)            3,500,000                     22.53%

     (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under option or warrants are owned beneficially but not of record.

     (2)   Chairman.

     (3)   President, Chief Executive Officer, Secretary and a Director.

     (4)   Director.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)      1. and 2.     Financial Statements and Schedules

         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

         3.            Exhibits

         27 - Financial Data Schedule.

(b)                    Reports on Form 8-K

         No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997. However, a Report on Form 8-K dated December 3, 1997, containing important information regarding the Registrant, was filed on December 16, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WORLDS INC.


                                      By: /S/  Thomas Kidrin
                                          ------------------------------
                                               Thomas Kidrin
                                               President and CEO

Dated:  30th day of December, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 30th of December, 1997 by the following persons on behalf of Registrant and in the capacities indicated.

/S/ Thomas Kidrin
---------------------------                              Date: December 30, 1997
Thomas Kidrin
President, CEO and Director
(Chief Financial/Accounting Officer)



/S/ Michael J. Scharf
---------------------------                              Date: December 30, 1997
Michael J. Scharf
Chairman



/S/ Kenneth A. Locker
---------------------------                              Date: December 30, 1997
Kenneth A. Locker
Director

                         ACADEMIC COMPUTER SYSTEMS, INC.

                        COMPARATIVE FINANCIAL STATEMENTS
                        --------------------------------

                        SEPTEMBER 30, 1997, 1996 AND 1995



                          Index to Financial Statements
                          -----------------------------

                                                                      Page No.
                                                                      --------
       Financial Statements:

       Independent Auditors' Report ................................    F-2

       Balance Sheets at September 30, 1997 and 1996 ...............    F-3

       Statement of Income for the Years Ended
         September 30, 1997, 1996 and 1995 .........................    F-4

       Statement of Retained Earnings for
         the Years Ended September 30, 1997, 1996 and
         1995 ......................................................    F-5

       Statement of Cash Flows for the Years Ended
         September 30, 1997, 1996 and 1995 .........................    F-6

       Notes to Financial Statements ...............................    F-7, 8

       Independent Auditors' Report on Schedules ...................    F-9

       Schedule I - Marketable Securities for the Years
         Ended September 30, 1996 ..................................    F-10, 11






                          Index to Financial Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Academic Computer Systems, Inc.



       We have audited the accompanying balance sheets of Academic Computers, Inc. as of September 30, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for the years ended September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Academic Computers, Inc. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, and for the year ended September 30, 1995, in conformity with generally accepted accounting principles.


                                             /S/ LIPNER, GORDON & CO. LLP.
Great Neck, New York
December 23, 1997

                         ACADEMIC COMPUTER SYSTEMS, INC.

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                                                    ===============================
                                                                               September 30,
                                                                         1997                1996
                                                                    -------------------------------
Current assets:
  Cash and cash equivalents (Notes 1b and 2)                            $613,175           $167,657
  Interest receivable                                                          -              2,770
  Prepaid federal income tax                                                   -                418
                                                                        --------           --------

      Total current assets                                               613,175            170,845

Long-term assets:
  Marketable securities (Note 3)                                               -            408,191
                                                                        --------           --------
                                                                        $613,175           $579,036
                                                                        ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Federal income taxes payable                                          $ 42,388             $    -
  NJ corporation taxes payable                                             3,129              1,795
  Accounts payable and accrued expenses                                    5,250              1,250
                                                                        --------           --------

      Total current liabilities                                           50,767              3,045
                                                                        --------           --------

Commitments and contingencies (Note 4)                                         -                  -

Deferred taxes payable (Note 5)                                                -             38,437

Stockholders' equity:
  Common stock, par value of $.05 per share;
    authorized 1,250,000 shares; issued 910,000
    shares at September 30, 1997 and 1996                                 45,500             45,500
  Additional paid-in capital                                             312,571            312,571
  Unrealized gain on securities reported at fair
    value (Notes 3 and 5)                                                      -             88,578
  Retained earnings                                                      206,493             93,061
                                                                        --------           --------
                                                                         564,564            578,147

Less treasury stock - at cost (2,300 shares)                           (   2,156)         (   2,156)
                                                                        --------           --------
                                                                         562,408            575,991
                                                                        --------           --------
                                                                        $613,175           $579,036
                                                                        ========           ========

The accompanying notes are an integral part hereof.

                         ACADEMIC COMPUTER SYSTEMS, INC.

                               STATEMENT OF INCOME
                               -------------------

                                                                             Year Ended
                                                                            September 30,
                                                             -----------------------------------------
                                                               1997             1996            1995
                                                             --------         --------        --------
Income (Note 3):
  Interest                                                   $  6,724          $ 8,690         $ 2,671
  Dividends                                                     6,465           22,746          25,348
  Gain on sale of securities                                  173,336                -           9,116
                                                             --------          -------         -------
                                                              186,525           31,436          37,135
                                                             --------          -------         -------

Costs and expenses:
  Operational costs, general and
     administrative expenses                                   27,567            3,929           3,701
  Interest expense                                                  -               70               -
                                                             --------          -------         -------
                                                               27,567            3,999           3,701
                                                             --------          -------         -------

Income before provision for income taxes                      158,958           27,437          33,434
                                                             --------          -------         -------

Provision for income taxes:
  Federal                                                      43,638            2,442           2,795
  State                                                         1,888              372             494
                                                             --------          -------         -------
                                                               45,526            2,814           3,289
                                                             --------          -------         -------

Net income                                                   $113,432          $24,623         $30,145
                                                             ========          =======         =======


Earnings per share (based on weighted
  average of the number of shares
  outstanding)                                                $   .12          $   .03         $   .03
                                                              =======          =======         =======

Average number of common shares
  outstanding                                                 907,700          907,700         907,700
                                                              =======          =======         =======




The accompanying notes are an integral part hereof.

                         ACADEMIC COMPUTER SYSTEMS, INC.

                         STATEMENT OF RETAINED EARNINGS
                         ------------------------------

                                                                              Year Ended
                                                                             September 30,
                                                             -----------------------------------------
                                                               1997             1996            1995
                                                             --------         --------        --------
Earnings at beginning                                        $ 93,061          $68,438         $38,293

Net income                                                    113,432           24,623          30,145
                                                             --------          -------         -------
Earnings at end                                              $206,493          $93,061         $68,438
                                                             ========          =======         =======



The accompanying notes are an integral part hereof.

                         ACADEMIC COMPUTER SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                                                     Year Ended
                                                                                    September 30,
                                                                    --------------------------------------------
                                                                       1997             1996             1995
                                                                    ----------       ----------       ----------
Cash flows derived from operating activities:
  Interest and dividends received                                   $   15,959       $   29,637       $   27,477
  Cash paid to suppliers                                           (    23,567)     (     5,184)     (     2,950)
  Income taxes paid                                                (     1,386)     (     6,171)     (       365)
                                                                    ----------       ----------       ----------
Net cash provided (used) by operating activities                   (     8,994)          18,282           24,162
                                                                    ----------       ----------       ----------

Cash flows derived from investing activities:
  Proceeds from sales/redemptions of securities                      1,054,601                -           17,446
  Purchases of securities                                          (   600,089)               -      (       795)
                                                                    ----------       ----------       ----------
Net cash provided by investing activities                              454,512                -           16,651
                                                                    ----------       ----------       ----------

Net increase in cash and cash equivalents                              445,518           18,282           40,813

Cash and cash equivalents at beginning of year                         167,657          149,375          108,562
                                                                    ----------       ----------       ----------
Cash and cash equivalents at end of year                            $  613,175       $  167,657       $  149,375
                                                                    ==========       ==========       ==========

Reconciliation of net income to net cash provided (used) by
  operating activities:
    Net income                                                      $  113,432       $   24,623       $   30,145
    Adjustments to reconcile net income to net cash
      provided by operations:
        (Increase) decrease in interest
          receivable                                                     2,770      (     2,002)     (       542)
        (Increase) decrease in prepaid
          federal income tax                                               418      (       418)             128
        Increase (decrease) in accounts
          payable and accrued expenses                                   4,000      (     1,000)             750
        Increase in federal income taxes payable                        42,388                -                -
        Increase (decrease) in taxes payable                             1,334      (     2,921)           2,797
        (Gains) on sales/redemptions of securities                 (   173,336)               -      (     9,116)
                                                                    ----------       ----------       ----------
Net cash provided (used) by operating activities                   ($    8,994)      $   18,282       $   24,162
                                                                    ==========       ==========       ==========

Supplementary information:
  Interest paid                                                       $      -          $     -          $     -
  Federal income taxes paid                                                832            1,430                -



The accompanying notes are an integral part hereof.

                         ACADEMIC COMPUTER SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995
                        ---------------------------------

1.   Statement of Significant Accounting Policies:

     a) The Company's only income had been from interest and dividends received on its investment portfolio. It records its investment income on the accrual basis. There were no operating activities during the periods of these statements.

     b)   Money market funds are considered to be cash equivalents.

     c) Use of estimates - management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

2.   Concentration of Credit Risk:

     As of September 30, 1997, the Company had $610,081 on deposit with the Bank of New York. Funds deposited with a single financial institution are insured for up to $100,000 in the aggregate by the Federal Deposit Insurance Corporation (FDIC). Should the financial institution become unable to meet its obligations, Academic Computer Systems, Inc. could incur a loss of $510,081.

3.   Marketable Securities:

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

     Marketable securities classified as available-for-sale securities at September 30, 1996 are included in Schedule I.

     At September 30, 1997, the Company had liquidated its investment in marketable securities. Realized gains on the sale of marketable securities amounted to $173,336 and are reflected in the statement of income.

4.   Commitments and Contingencies:

     The Company's income tax returns have not been audited by the Internal Revenue Service.

                         ACADEMIC COMPUTER SYSTEMS, INC.

                        SEPTEMBER 30, 1997, 1996 AND 1995


5.   Deferred Taxes:

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

6.   Subsequent Events:

     On December 3, 1997, Worlds Inc. ("Worlds") merged with and into Worlds Acquisition Corp. ("WAC"). Contemporaneously, WAC closed the first round of a private placement of its common stock (the "Offering"), raising gross proceeds of $3.8 million, and WAC merged with and into the Company, an inactive corporation with approximately $600,000 of assets, all in the form of cash or cash equivalents. Thereafter, the Company changed its name to Worlds Inc. The merger of Worlds into WAC and the subsequent merger of WAC with and into the Company are sometimes hereinafter collectively referred to herein as the "Mergers" and the entity resulting therefrom is sometimes hereinafter referred to as the "Combined Entity".

     The terms of the Mergers called for the issuance, in exchange for all of the previously outstanding shares of Worlds and WAC, of an aggregate of 14,625,000 shares of the Company's common stock distributed, as follows:
     8,400,000 to the former shareholders of WAC; 2,000,000 to the former shareholders of Worlds; 3,800,000 to the investors in WAC's financing; and 425,000 as a financial advisory fee to International Academic Capital Growth, Ltd. Prior to the Mergers, the Company had 907,700 shares of Academic outstanding, which shares continue to remain outstanding and held by the pre-Merger shareholders. The total issued and outstanding shares of the Combined Entity after the Mergers is therefore 15,532,700 shares.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES
                    -----------------------------------------


     In connection with our audit of the financial statements of Academic Computer Systems Inc. as of September 30, 1996, we also audited the supporting schedule of marketable securities. In our opinion, this schedule presents fairly, when read in conjunction with the related statements, the financial data required to be set forth therein.


                                              /S/ LIPNER, GORDON & CO. LLP.
Great Neck, NY
December 23, 1997

                         ACADEMIC COMPUTER SYSTEMS,INC.

                       SCHEDULE I - MARKETABLE SECURITIES
                       ----------------------------------

                               SEPTEMBER 30, 1996


                                                       Number of
                                                        Shares                                 Value Based on
                                                      or Units of                              Current Market
                                                       Principal                                 Quotations         Unrealized
Name of Issuer and                                       Amount               Cost/                  At             Gain/(Loss)
Title of Security                                      Bonds and            Adjusted            Balance Sheet           On
-----------------                                        Notes                Basis                  Date           Securities
                                                      ----------           ----------            ----------         ----------
Rapid American Corp. Sub.
  Deb. 7% 1994                                           $10,000             $    100                $    -          ($    100)

Metromedia International
  Sub Deb. 9-1/2% 1998 -
  (Formerly Actava Group Inc.)                             9,000                6,100                 8,944              2,844

Zenith Electronics Corp.
  Conv. Sub. Deb. 6-1/4%
  2011                                                    20,000                8,117                16,750              8,633

Fedders Corp. Sub. Deb. Conv.
  8-1/2% 2012 (Formerly NYCOR
  Inc., CV EX PFD)                                        80,000               61,605                72,800             11,195

AM Annuity Group Inc. - common -
  (Formerly STI Group Inc.)                           508 shares                2,398                 6,795              4,397

Barrett Resources Corp., New                        2,000 shares                8,007                70,500             62,493

Fleet Financial Group Inc.
  Depository SH Reptg 1/4
  PFD. IV Pref.                                     2,000 shares               51,757                51,500          (     257)

Chase Manhattan Corp. PFD
  (Formerly Chemical Banking
  Corp. 10.96 PFD)                                  1,000 shares               29,395                29,625                230

Barclays Bank PLC Amern Dep.
  Shs. UTS SR D                                     1,000 shares               29,271                28,750          (     521)
                                                                             --------              --------           --------

      Sub total                                                               196,750               285,664             88,914


                         ACADEMIC COMPUTER SYSTEMS,INC.

                       SCHEDULE I - MARKETABLE SECURITIES
                       ----------------------------------

                               SEPTEMBER 30, 1996

                                                       Number of
                                                        Shares                                 Value Based on
                                                      or Units of                              Current Market
                                                       Principal                                 Quotations         Unrealized
Name of Issuer and                                       Amount               Cost/                  At        Gain/(Loss)
Title of Security                                      Bonds and            Adjusted           Balance Sheet                 On
------------------                                       Notes                Basis                 Date              Securities
                                                      ----------           ----------            ----------         ----------
Sub total (carried forward)                                                  $196,750              $285,664           $ 88,914

Williams Cos. Inc. $2.21 Cum.
  Pfd.                                              1,000 shares               25,000                26,000              1,000

American Banknote Corp. (formerly
  United States Banknote Corp.)                     1,000 shares                5,238                 4,625          (     613)

Corestates Financial Corp. common
  (formerly Constellation
  Bancorporation)                                     413 shares                7,254                17,862             10,608

LTV Corp. New                                          59 shares                  615                   686                 71

LTV Corp. New WTS Ser A
  expire 6/28/98                                     24 warrants                   57                    27          (      30)

Cyprus Amax Minerals common
  (formerly Amax, Inc.)                               500 shares               12,122                10,750          (   1,372)

Alumax, Inc. common                                   500 shares               12,122                16,750              4,628

Amax Gold common                                      300 shares                2,226                 1,687          (     539)

Glendale Federal Bank common                        2,000 shares               14,255                35,500             21,245

Greyhound Lines, Inc. common                        2,560 shares                5,537                 8,640              3,103
                                                                             --------              --------           --------

                                                                             $281,176              $408,191           $127,015
                                                                             ========              ========           ========