Form 10KSB40
period 1997-12-31
WORLDS INC
filed 1998-04-15
CIK 1961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year ended December 31, 1997 Commission File Number 2-31876

                                   WORLDS INC.
             (Exact Name of Registrant as Specified in its Charter)

                     New Jersey                                                    22-1848316
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

15 Union Wharf, Boston, Massachusetts                                                 02109
(Address of Principal Executive Offices)                                           (Zip Code)

Registrant's telephone number, including Area Code:                               (617) 725-8900

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
                                                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [X]

The aggregate market value of voting stock held by non-affiliates of the
Registrant: can not be determined because of the absence of an active trading market for Registrant's securities.

The number of shares outstanding of Registrant's Common Stock as of April 3, 1998: 16,149,996.

                                     PART I

ITEM 1.           BUSINESS

BACKGROUND

         The Company today is the result of the contemporaneous Mergers on December 3, 1997 of Worlds Inc., a Delaware corporation formed on April 26, 1994 ("Predecessor") with and into Worlds Acquisition Corp., a Delaware corporation formed on April 8, 1997 ("WAC") and of WAC, with and into Academic Computer Systems, Inc., a New Jersey corporation formed on May 20, 1968 ("Academic") which changed its name to Worlds Inc. after the Mergers. Thus, the Company is really Academic Computer Systems, Inc. with a new name carrying on the business previously conducted by Predecessor in conjunction with the new business focus provided by WAC. In a transaction related to the Mergers, an aggregate of $4,415,000 in gross proceeds was raised in a private offering. The purpose of the Mergers was to provide financing and a publicly-held vehicle for the technology of Predecessor to be further developed and marketed. The Merger was accounted for as the acquisition of Predecessor by WAC and a simultaneous merger into the Company with WAC deemed the "Accounting Acquiror" in both transactions.

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein. See "Risk Factors."

         Prospective investors are directed to the first paragraph in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

         The Company develops applications for its three-dimensional ("3D") Internet technology for different markets. At present the Company is targeting three different markets for its 3D Internet technology. First, the Company is in the process of marketing its 3D Internet technology with record companies to produce music-oriented websites; second, the Company is in the process of marketing its Worlds Chat technology to businesses for corporate intranet applications; and third, the Company markets Worlds Chat, a 3D chat site on the Internet, to consumers on the Internet.

         Prior to the Mergers, Predecessor marketed Worlds Chat, developed and marketed 3D toolsets and servers and performed contract development work. However, the Company has changed its focus and while it intends to introduce a new and improved upgraded version of Worlds Chat and to use Worlds Chat as a base vehicle for developing 3D corporate intranet sites, the Company does not anticipate that, over time, they will generate the bulk of the Company's revenues.

         The Company's primary objective is to create 3D music web sites and other 3D internet entertainment, and to develop intranet applications for businesses. These applications may be created directly by the Company or the Company may license its technology for creation by third parties or the end user.

         The Company's primary focus is upon marketing its 3D Internet technology to record companies to produce music-oriented websites. The Company intends to produce interactive, 3D, music related websites and distribute access to these web sites on enhanced compact discs ("CD+") of various recording artists via traditional retail record outlets, working in conjunction with major record labels.

         With respect to the development of music-oriented web sites, the Company is currently developing the combination of its 3D Internet technology with the extra available capacity on the CD to create an interactive experience for the CD purchaser. By utilizing the Company's technology distributed on a CD+ (a standard CD with its excess memory carrying a "bonus" as an enhancement), a consumer using the CD ROM drive of the consumer's computer with Internet access or services provider could enter into the interactive 3D world or site of the recording artist, be able to interact with other fans utilizing voice or text chat via the PC, visit the artist's merchandise shops, visit secret rooms of the artist, see and hear advance videos and record clips of the artist, and enter special VIP areas that would offer free concert tickets, among other things. The Company intends to enter into revenue sharing with recording labels and artists, from selling VIP on-line subscriber memberships, advertising and database sales. In addition, the Company anticipates the possibility of additional revenues from the sale of merchandise of the artist on the site.

PREDECESSOR'S HISTORY

         Predecessor was formed with the intention of selling or licensing its 3D servers, 3D browsers, and 3D toolsets to aid programmers in the creation of unique 3D user experiences on the Internet that would be sold or offered as turnkey solutions, such as custom production of 3D environments on the Internet. Predecessor expected that it would host newly created 3D environments on its own servers and charge license fees to the owners of such 3D environments. This market did not develop as rapidly as Predecessor had anticipated. Until meaningful 3D Internet license fees could be developed using Predecessor's technology, Predecessor entered the custom production business to showcase its 3D Internet technology, hiring as many as 60 full- time artists and independent contractors, integrators, and producers to help create 3D virtual Internet environments for companies such as, among others, Steven Spielberg's Starbright Foundation, IBM, Visa International, MGM, Disney, and Tandem Computers Inc. ("Tandem").

         By January 1997, after almost all of Predecessor's funds had been depleted, including approximately $17 million in equity financing, Pearson Inc. and Tandem loaned Predecessor $1.5 million to continue Predecessor's operations until such time as new capital could be invested in Predecessor or Predecessor could be acquired.

         Recognizing the extent of its poor and rapidly deteriorating financial condition, in early 1997, Predecessor began substantial layoffs to reduce costs. In March 1997, Predecessor's Board of Directors decided to retain an outside crisis management organization as Predecessor's general manager, which, after Board approval, determined to proceed with the Merger Agreement.

         From inception in April 1994 through 1997, Predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, custom production work and research and development. In the third quarter of 1996, Predecessor launched its first commercial user-oriented 3D chat site, Worlds Chat 1.0 and began selling the client interface software through direct sales channels. These sales were very nominal. In October of 1996, Predecessor introduced its first commercial toolset for developing 3D multi-user applications. From inception through the date of the Mergers, Predecessor generated revenues of only approximately $6 million and had an accumulated deficit of approximately $21 million.

         The Company will not generate any meaningful revenues until after the company successfully completes development and market testing of Worlds Platinum (also known as "Gamma," the Company's newest 3D toolset, as further described below) and its 3D Internet music sites, and attracts and retains a significant number of subscribers. The Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to generate meaningful revenues or achieve profitable operations or that its products and services will prove to be commercially viable.

THE MARKET

         Currently, the World Wide Web is almost entirely two dimensional ("2D"), in part, because the high speed data transmission technology required to receive detailed 3D images is not yet available to the average Internet user. However, much of the data required for interactive 3D images is template or dynamic toolkit data that is reasonably constant and can be distributed to a user off-line on a CD, allowing the transmission of data on-line through the Internet to provide the updatable, interactive, variable portion of the user's 3D experience.

         The CD+ appears to be an optimal medium to distribute the Company's 3D data. The traditional audio CD sold at record stores has excess storage capacity. Since the audio CD is the same medium as the CD that runs on the CD ROM drive of a personal computer ("PC"), the CD+ can be used to run computer programs on the user's PC.

Many recently manufactured PCs also have sound production capability that allows the user to play the audio portion on the CD+ on the PC.

         By utilizing the Company's technology distributed on a CD+, a consumer could enter into the interactive 3D world or site of the recording artist, be able to interact with other fans utilizing voice or text chat via the PC, visit the artist's merchandise shops, visit secret rooms of the artist, see and hear advance videos and record clips of the artist, and enter special VIP areas that would give away free concert tickets, among other things. The Company believes these services could generate revenues from consumer subscriptions, purchases, and advertising. While a number of recording artists have released CD+s for use exclusively on PCs, to the best of the Company's knowledge, no record company or artist has yet released a CD+, with a high level of interactive entertainment and on-line extension capability.

MARKET ENTRY STRATEGY

         The Company plans to enter the market in two phases. First, the Company plans to develop proprietary 3D music sites in conjunction with record companies, record labels, and recording artists designed to generate revenues from advertising, merchandise sales and VIP Tier Level subscription sales. Second, the Company plans to seek strategic alliances with computer manufacturers, and telecommunication, video game and merchandise sale companies through contracts, joint ventures, business combinations and/or technology licensing structured to generate fee and royalty revenue.

         In order for the Company to develop sales, it is imperative that relationships be developed between the Company and record companies, record labels (which are either owned and/or distributed by the record companies or independently owned), and the recording artist or group and their management companies.

         In addition to numerous independent record companies, there are six major record companies that operate worldwide: Warner Bros. Music, Sony Music, Polygram, BMG Entertainment, Universal Music Group (MCA), and EMI. These companies in the aggregate sold approximately 800 million CD units in the U.S. and 2.5 billion CD units worldwide in 1996. The record companies typically create and finance new labels which might be owned, in whole or in part, by them, manufacture and distribute recorded music for company and/or independently owned labels, and provide marketing and technical assistance to their owned and/or distributed labels. The individual record label's primary responsibility is to sign, develop, and create records by the recording artist or group, which is then turned over to the record company for manufacture and distribution.

         While it is best to have the full commitment and support of the record companies, labels and artists in implementing the Company's 3D artist site program on an enhanced CD or CD+, the Company believes that record company support is the most important because with their commitment to a particular effort or format, the record company can give the Company access to labels it either owns and/or distributes and the hundreds of artists that record for these labels. Toward this end, during the second and third quarters of 1997 and prior to and after the Mergers, management had numerous conversations and/or meetings with representatives and/or high level management and/or executives from all six major record companies. The Company believes it has received a positive response to its concept and online artist's prototype from each of the companies and intends to continue discussions with each of them.

3D INTERNET ENVIRONMENTS; VIRTUAL REALITY MODELING LANGUAGE ("VRML")

         The technology to deliver Internet-based 3D experiences to a user's desktop has only been developed over the past four years. This new technology received a boost from an early standardization effort called Virtual Reality Modeling Language ("VRML") which increased consumer and developer awareness of the medium. The VRML effort evolved into a consortium of approximately 55 companies (including Predecessor), all with competing interests and underlying technologies.

         VRML is supposed to deliver rich and dynamic 3D experiences over the Internet, viewable through the most commonly used Web browsers. However, VRML based Internet experiences and the companies developing these tools and technologies have not yet achieved significant market penetration for several reasons. To date, the user's experience with VRML has been unsatisfactory. VRML is slow in rendering images, has a long download time, confusing user interfaces and scene description language that is difficult to manipulate, and because it lacks standards for support of other media within the scene, the user experiences are less dynamic. Adequate VRML performance also requires high-end PCs, precluding effective use by average consumers with less advanced PCs. A new version of VRML, VRML 2.0 was just released at the end of 1997 with enhanced performance characteristics addressing some of VRML's performance problems. If and when VRML appears to be on the verge of overcoming its current limitations, the Company believes that its proprietary technology can be made VRML compliant. The Company believes that the VRML standard will ultimately overcome its limitations but the current problems make a proprietary solution such as the Company's technology attractive for the Company's intended use of 3D Internet technology.

         Predecessor spent the last two years attempting to solve VRML's performance and production quality problems and has, in management's opinion, reduced, at least for the intended use of the Company, the barriers to the adoption of 3D multi-user environments on the Internet. Predecessor's technical solutions deliver user experiences that are rendered considerably faster than equivalent VRML browsers. Typical Predecessor environments are highly textured, object and behavior rich with a multi-user component that the Company believes delivers user experiences far more interesting than what many VRML environments provide today.

THE COMPANY'S TECHNOLOGY

         The following is a summary of the Company's technologies, all of which were developed and released by Predecessor. The Company's development efforts are now focused on adapting World Platinum to produce music-oriented websites.

Worlds Platinum

         The Worlds Platinum Development Kit is the Company's third generation and newest 3D toolset, and is expected to be completed in the first half of 1998. The Company believes that Worlds Platinum will deliver a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools.

         The Worlds Platinum Development Kit has substantial elements written in Sun Microsystem's programming language, Java, including the WorldsBrowser Platinum and the WorldsShaper Platinum so the Company expects that it can be made portable across Windows and UNIX Platforms because of Java's platform independence.

- WorldsShaper Platinum: The WorldsShaper Platinum is an advanced compositing 3D building tool that integrates pre-existing or custom content, such as 3D models created in Kinetix' 3D Studio, textures or images created in Adobe's Photoshop, or .midi or .wave sound files, with foundation world architectural geometry and interactive behaviors and actions written in Java. The architectural building blocks for creating 3D worlds, the flexibility and power of integrating professional modeling and imaging tools, and the extensibility via Java make the WorldsShaper Platinum a tool well-suited for rapid world creation. Additional Application Programming Interfaces for more sophisticated, programmatic control of the spaces will also be included. Initially, the WorldsShaper Platinum will only output in the Company's proprietary file format. If demand and market needs warrant, WorldsShaper Platinum's extensibility might be expanded to include support for ActiveX enabled scripting languages.

- WorldsServer Platinum: The WorldsServer Platinum is the server software that the Company anticipates will be used to control and operate its future on-line virtual community, Worlds of Worlds, that is currently in development. If the Company is successful in developing this concept, the WorldsServer Platinum is being designed to manage the registration and authentication of users, the locations of users within the 3D environment, the physical structure of the 3D environment, all information regarding objects that are "shared" by the participants and any of the interactions between the users, such as text chat. It is currently proposed that the server will come in configurations that support 5, 20, 50, 100, 500, 1,000, and 1,000+ simultaneous users and is hoped to be available with a variety of add-on modules which, among other features, are intended to include, user tracking, encryption, person-to-person and multi-person voice conversations, streaming audio, electronic commerce transactions, and custom avatars. Additionally, the WorldsServer Platinum will include generalization of a "Bot" API to enable the use of Artificial Intelligence inference engines.

- WorldsBrowser Platinum: The WorldsBrowser Platinum is used to access the 3D environments created with the Worlds Platinum Development Kit. The browser is optimized for speed, delivering 10 - 20 frame rates per second in highly textured virtual 3D worlds. After its initial introduction, the Company may make the browser an ActiveX control for Microsoft's Internet Explorer and a plug-in for the Netscape Navigator.

- Worlds Platinum Libraries: The Worlds Platinum Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors. The Worlds Platinum Libraries will be made available as part of the WorldsShaper Platinum and can easily be customized by the user or extended by adding new library elements.

                  The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete will be dependent on the Company's ability to complete development of Worlds Platinum in a timely manner. There can be no assurance that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to successfully enhance its products or develop new products.

Worlds Chat 1.0 Gold

                  The Company also owns its own proprietary online 3D Internet chat site known as Worlds Chat. Worlds Chat is the 3D environment originally created by Predecessor and launched in 1996 to test its technologies and to learn about user behaviors and preferences in 3D environments. Worlds Chat enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Avatars can be created by the individual or chosen from pre-defined figures chosen from the Company's library. Users communicate with each other through text chat. The client interface for the Worlds Chat environment was originally distributed through a free download and later was sold on a CD which has a greater selection of avatars, persistent users names, and access to six virtual worlds (over 500 rooms, compared to 100 available in the free demo version).

                  The Company believes that the user base to Worlds Chat site will develop into a valuable asset. Although the Company has no plans to build advertising or subscription revenues through this site, such revenues may be possible in the future as the Company is now preparing to release a more updated version of this product and attempting to market a customized version of this product for intranet applications by corporations. Currently, the Company collects a name and an e-mail address from its demo version users and a complete name, address, and credit card information from its direct customers. In order to rapidly increase the number of potential subscribers of its 3D music sites, the Company plans to offer a new and improved updated version of Worlds Chat product at a much lower price and, in certain instances, for free. The objective in this marketing approach is that by reducing the price barrier, the Company may generate a significant number of members to its Chat service. These new members may be matriculated to the 3D music sites when launched. Additionally, the proliferation of Worlds Chat may increase corporate brand identity that could translate into valuable consumer data and related advertising potential.

                  The Company believes that there is an opportunity to further exploit the Worlds Chat product in modified form. The Company is now preparing a marketing campaign for Worlds Chat as a corporate intranet chat and information service to human resource administrators in major corporations worldwide. The modified application of Worlds Chat, if successfully modified and then marketed, could provide the company with an ongoing revenue stream based on the licensing fees for Worlds' server technology, as well as a per employee annual subscription fee.

COMPETITION

         The markets in which the Company is currently operating and those it intends to enter are characterized by intense competition and an increasing number of new market entrants which have developed or are developing competitive products. The Company will face competition from numerous sources, including prospective customers which may develop and market their own competitive products and services, software companies, and online and Internet service providers. The Company believes that competition will be based primarily on ease of use, features (including communications capabilities and content) and price.

         In addition, certain companies have developed or may be expected to develop technologies or products in related market segments which could compete with certain technologies or products being developed by the Company. The Company expects that such companies, as well as other companies (including established and newly formed companies), may attempt to develop products directly competitive with Worlds Platinum. Certain of such competitors have substantially greater financial, technical, marketing, distribution personnel and other resources than the Company, permitting such companies to implement extensive marketing campaigns.

         Technologically, the market targeted by the Company is sought after by a combination of numerous recent start-ups and well established 3D graphics companies. Each company has a slightly different focus and each claims a different combination of product offerings. The Company's product solution includes three major components: tools for building 3D worlds (known as shapers), servers for distributing those worlds and making those worlds multi-user, and browsers that enable end-users to enter and experience those worlds. Many of the competitors in this market have adopted the VRML and VRML
2.0 scene description language as their file format and have limited their expertise and scope to only one of the above categories.

         The most competitive environment is in the area of 3D world building tools. Competitors in this area can be grouped into two categories: newcomers, who are developing tools to create real-time, networked virtual worlds, and 3D modeling companies, which have been successful in more traditional multimedia application development and distribution. Companies in the former category include Paragraph (recently acquired by Silicon Graphics), Superscape, OZ Interactive, Dimension X (recently acquired by Microsoft), New Fire, Virtus, VREAM, Sense8, Sony, and Electric Communities. Many 3D modeling companies have been extending their products to import and export VRML files that would enable them to be used in real-time networked applications. These companies include Kinetix (Autodesk), SGI, Microsoft, Macromedia, and Caligari.

         Multi-user virtual world servers is a somewhat less competitive area with companies such as OnLive! and Black Sun currently having a product available. Other have announced their intention of bringing to market multi-user servers.

         Each of the above mentioned organizations or technologies, as well as possibly others not now known to the Company in some way competes with the Company. The competition may be through entry into the same markets as the Company, or through technology that either obviates Company's advantages or lowers the barrier to entry in one of the Company's markets.

         Besides technological competition, the Company will be competing with established online music retailers with substantial resources and established user bases. Among the leaders in online music web sites are N2K and CDNow. Each of these companies, as well as others that are currently selling on-line music related products, including CDs and other merchandise, have financial and management resources significantly in excess of the Company's. These companies have established themselves with consumers as music merchandise and music review destinations; they all sell music-related products and have generated revues in online sales.

EMPLOYEES

         The Company currently has seven full time employees, of whom one is an executive officer, three are engaged in product development, one is engaged in financial activities and one is engaged in marketing activities. The Company has also re-established relationships with eight independent contractors (software developers/programmers) who until early 1997 were performing technological development work on its Worlds Platinum platform.

         The Company, additional financing permitting, intends to hire up to twelve additional employees, at least two of whom will be in the area of artist/integration production of music sites, and up to three of whom will be in artist relations and/or administration. It is possible that one or more of the people who might be hired for one or more of these positions will be retained as independent consultants.

         The Company's employees are not represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

         The Company's facilities are located in approximately 2,500 square feet of leased office space in San Francisco, California and 2,500 square feet of leased office space in Boston, Massachusetts. The lease in San Francisco is on a month by month basis at $2,500 per month and in Boston the lease expires in September 2000 and provides for an annual rental of approximately $50,000. The Company has only negligible costs relating to environmental compliance laws.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is currently a defendant in two lawsuits filed by a former employee of Predecessor: Fraser v. Knowledge Adventure Worlds, Inc. d/b/a Worlds, Inc., et al., San Francisco Superior Court No. 974470 ("State Court Action"); and Fraser v. Worlds Inc., U.S. District Court, Northern District of California No. C97-0277 CW ("Federal Action").

         In the State Court Action filed in December 1995, Fraser alleged various contract and tort claims for wrongful termination and sought damages ranging from $500,000 to $2,000,000. Pursuant to mediation in July 1996, the parties reached a tentative settlement. In February 1997, parties again reached a tentative settlement, this time in connection with both the State Court and Federal Actions. Pursuant to the terms of the stipulated settlement, Fraser filed a motion for entry of judgment. The Company filed its opposition to this motion, and at a hearing on December 4, 1997, the Court ruled in favor of the Company and approved the Company's proposed version of the settlement agreement, which, among other things, would terminate both the State and Federal Actions. On December 18, 1997, Fraser filed a motion for reconsideration and a motion to take discovery. The court again ruled in favor of the Company and denied Fraser's motions at a hearing on January 22, 1998.

         In the Federal Action, filed in January 1997, Fraser asserted claims for damages of $200,000 in connection with the use of "Worlds" name on the World Wide Web. On September 26, 1997, Fraser filed a motion requesting enforcement of his version of the terms of the tentative settlement of February 1997. On September 23, 1997, Fraser also moved for a temporary restraining order and a preliminary injunction. The Company opposed both of Fraser's motions, and on October 31 the Court denied the October 23 motion. On November 7, 1997, the Court also denied Fraser's motion of September 26 and ordered the parties to participate in a settlement conference, scheduled for January 5, 1998. That conference has now been continued to April 13, 1998.

         Fraser and the Company are presently negotiating the terms of a settlement agreement. The Company's management and its counsel believe that the maximum additional liability for resolution of these two lawsuits would be approximately $150,000, which amount has been accrued at December 31, 1997.

         During February 1998, the Company was named as a defendant in a lawsuit filed by a former employee of Predecessor seeking damages of approximately $70,000 (plus interest and fees) relating to termination of an employment contract. The lawsuit is in the pre-discovery phase. Management believes that settlement, if any, would not have a material adverse affect on the Company's financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET PRICE OF REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         While the Company has not filed a Registration Statement with the Securities and Exchange Commission to register under, and be subject to the reporting requirements of, the Securities and Exchange Act of 1934, as amended, the Company files Annual, Quarterly and Current Reports required thereunder and expects to shortly be subject to the reporting requirements.

         As of January 22, 1998, there were 633 record holders of the Registrant's common stock.

         Since its inception, the Registrant has not paid any dividends on its common stock and has no current intention to do so in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 1997 and for the period April 8, 1997 (inception) through December 31, 1997 is derived from the Company's audited financial statements included elsewhere herein. Such data includes the operations of Academic Computer Systems, Inc. and Predecessor from December 4, 1997. The selected statement of operations data for Predecessor for the period from April 26, 1994 to December 3, 1997, for the year ended December 31, 1996, for the period ended December 3, 1997 and for the period April 26, 1994 (inception) to December 3, 1997 is derived from audited financial statements included elsewhere herein. The selected statements of operations data for Predecessor for the period from April 26, 1994 to December 31, 1994 and for the year ended December 31, 1995 is derived from Predecessor's audited financial statements not included herein.

                  The following data should be read in conjunction with the financial statements of the Company and Predecessor.

STATEMENT OF OPERATIONS DATA


                               Worlds Inc.
                                (Formerly
                                 Worlds
                               Acquisition
                                 Corp.)                    Worlds, Inc. - Predecessor (a development stage enterprise)
                             ---------------      -----------------------------------------------------------------------------
                                                    Cumulative
                                                   from April 26,      For the                                         April 26,
                              April 8, 1997            1994         Period from                                          1994
                               (inception)          (inception)      January 1                                        (inception)
                                 through              through         through            For the Year Ended             through
                               December 31,         December 3,       December        December         December         December
                                  1997                 1997           3, 1997         31, 1996         31, 1995         31, 1994
                              ------------        ------------     ------------     ------------     ------------     ------------
Net Revenues                  $      1,420        $  6,026,691     $     80,720     $  3,784,019     $  1,882,232     $    279,720
Total Cost & Expenses            6,810,568(a)       27,779,637        2,885,088       13,871,984        9,561,265        1,461,300
Operating Loss                  (6,809,148)        (21,752,946)      (2,804,368)     (10,087,965)      (7,679,033)      (1,181,580)
Other Income and
   (Expenses)                       (3,099)            247,522          134,863           16,011           96,201              447
Net Loss Before Taxes
   and  Extraordinary Item      (6,812,247)        (21,505,424)      (2,669,505)     (10,071,954)      (7,582,832)      (1,181,133)
Income Taxes                      (120,000)             (5,000)        (115,000)              --               --
Net Loss Before
     Extraordinary Item         (6,812,247)        (21,625,424)      (2,674,505)     (10,186,954)      (7,582,832)      (1,181,133)
Extraordinary Item-Gain
   On Debt Settlement              125,776             389,285          389,285               --               --               --
Net Loss                      $ (6,686,471)       $(21,236,139)    $ (2,285,220)    $(10,186,954)    $ (7,582,832)    $ (1,181,133)

Loss per share - before
   extraordinary item
   (basic and diluted)        $      (0.73)

Loss per share
    (basic and diluted)       $      (0.72)

(a) Includes $ 6,135,538 of acquired research and development costs resulting from the merger with Predecessor.

BALANCE SHEET DATA


                            December 31, 1997
                              ------------
Working Capital               $  1,750,112
Total Assets                     3,825,994
Total Liabilities                3,834,783
Stockholders' Deficit         $     (8,769)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed herein. See "Risk Factors."

                  The Company was originally formed on May 20, 1968. Since 1975 the Company has been inactive with no operations and its only income has come from interest, gain on the sale of securities and dividends. Following the Mergers, the Company is engaged in the business and operations formerly conducted by Predecessor. Accordingly, a discussion and analysis of the Company's financial condition and results of its operations would be of limited import to any reader as it would only cover activities (or lack thereof) which have no meaning in the context of the Company's current operations. Thus, included herein is a discussion and analysis of the financial condition and results of the operations of Predecessor's pre-Mergers operations. Similarly, the BUSINESS section below will also contain a discussion of the former business of the pre-Mergers Predecessor.

Background

                  Predecessor was formed in April 1994 to design, develop and commercialize 3D multi-user tools and technologies for the Internet market. From inception through 1997, Predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, custom production work, and research and development. In the third quarter of 1996, Predecessor launched its first commercial user-oriented 3D chat site, Worlds Chat 1.0 and began selling the client interface software through direct sales channels. These sales were very nominal. In October of 1996, Predecessor introduced its first commercial toolset for developing 3D multi-user applications. In the first quarter of 1997, after an unsuccessful effort to raise capital, Predecessor became insolvent and released most of its personnel, and management sought to sell Predecessor and/or its technology.

                  Predecessor has not generated significant revenues, and the Company will not generate significant revenues, if ever, until after it successfully completes development and market testing of Worlds Platinum and its 3D Internet music sites, and attracts and retains a significant number of subscribers and/or advertisers. The Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers and/or advertisers to generate significant revenues or achieve profitable operations or that its products and services will prove to be commercially viable.

                  Predecessor (and now the Company), classified its expenses into three broad groups: (i) research and development; (ii) cost of revenues; and (iii) selling, general and administration. Revenues consisted primarily of production service activities and sales of technology licenses.

                  Software development costs (consisting primarily of salaries and related expenses) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting

Standards Board (FASB) Statement No. 86. In accordance with FASB 86, the Company will capitalize software development costs at such time as the technological feasibility of the product has been established.

Plan of Operation

                  During the next twelve months of operation the Company intends to (i) refine and commercialize the technology of Predecessor by producing interactive, 3D, music related websites and distribute access to these web sites on enhanced compact discs ("CD+") of various recording artists via traditional retail record outlets, working in conjunction with major record labels, (ii) offer the Company's 3D technology for non-music applications such as corporate intranets, and (iii) release a new version of Worlds Chat.

                  The Company is presently completing work on Worlds Platinum, the latest version of the Company's 3D internet software, to adapt it for distribution and use on CD+ media. The Company is also in discussions with several major record labels and companies for them to distribute Worlds Platinum, along with music related web site access. While the Company foresees no particular obstacle to completing work on Worlds Platinum, the development of software is inherently fraught with unforeseen delays resulting from bugs, lack of coordination among development staff, integration with other software and hardware, and general design flaws, among other problems. In addition, the Company's strategy of distributing its products on CD+ is wholly dependent upon obtaining distribution agreements with record labels or companies. To date, the Company has no such agreements.

                   The Company's present cash resources are insufficient to meet the its requirements over the next twelve months; however, if substantially all of the shares offered by the Company hereby are sold, the Company will have sufficient cash resources for at least the next twelve months. The Company currently has 7 full-time employees and is working with eight independent software contractors who were former employees of the Company. The Company does not anticipate hiring more than 2-3 additional employees or purchasing additional plant or equipment other than that needed on a day-to-day basis until product sales increase significantly and/or additional financing is obtained.

Results of Operations of the Company

                  (Note to Results of Operations. Since Predecessor merged into WAC and Academic on December 3, 1997, a comparison of the fiscal year ended December 31, 1996 to December 31, 1997 would not be meaningful. Consequently, Predecessor's results of operations from December 31, 1996 are compared below with the eleven months ended December 3, 1997. Results of operations of the Company for the period from April 8, 1997 (the inception of WAC, the accounting acquiror) through December 31, 1997 are discussed separately.)

Period from April 8, 1997 through December 31, 1997.

                  The Company's primary activities during the period from April 8, 1997 through December 31, 1997 were the formation of WAC, negotiating and consummating the Mergers, attending to post-Merger administrative and legal matters, the completion of a private placement, and the negotiation and compromise of debts of Predecessor. Revenues were nominal at $1,420 due to an almost total lack of sales directly attributable to the lack of operations during this period. Selling, general and administrative expenses were $675,030 for this period and consisted largely of overhead, professional fees and other expenses incurred in connection with the Mergers. An expense of $6,135,538 was incurred during this period in the acquisition of research and development from Predecessor, being the sum of the negative net worth of Predecessor, plus the value of the 1,999,996 shares of the Company's common stock given in exchange for all the outstanding stock of Predecessor at the time of the Mergers. The Company had interest expense during this period of $16,692 primarily attributable to interest on Predecessor's notes payable. The Company also realized an extraordinary gain of $125,776 during this period by settling debts of the Company at less than face value. The net loss for the period (including the extraordinary gain on debt settlement) was $6,686,471.

Liquidity and Capital Resources of the Company

                  Net cash used by the Company's operating activities from April 8, 1997 through December 31, 1997 was approximately $350,000. At December, 31 1997, the Company had working capital of $1,750,112.

                  On December 3, 1997, Predecessor merged with and into WAC. Contemporaneously, WAC, closed the first round of a private placement of its common stock (the "Private Offering") raising gross proceeds of $3.8 million (of which it netted approximately $3,000,000) and WAC merged with and into the Company, then called Academic Computer Systems, Inc. ("Academic"), an inactive corporation with approximately $560,000 of net assets, primarily cash. Thereafter, Academic changed its name to Worlds Inc. The merger of Predecessor into WAC and the subsequent merger of WAC with and into Academic are sometimes hereinafter collectively referred to herein as the "Mergers."

                  Prior to the Mergers, the Company had 910,000 shares outstanding. Effective December 31, 1997, the Company closed on an additional $585,000 of gross proceeds from the Private Offering, of which it netted $529,000, and issued an additional 585,000 shares of Common Stock and on January 2, 1998 received an additional $30,000, of which it netted $26,500, and issued an additional 30,000 shares. The total issued and outstanding shares of the Company as of March 1, 1998 is therefore 16,149,996 shares. The terms of the Mergers called for the issuance, in exchange for all of the outstanding shares of WAC (which also included the former shareholders of Predecessor), of an aggregate of 14,624,996 shares of Academic's common stock distributed, as follows: 8,400,000 to the former shareholders of WAC; 1,999,996 to the former shareholders of Predecessor and; 3,800,000 to the investors in the private placement offering. As part of the Merger, the Company issued 425,000 shares as a financial advisory fee to International Capital Growth, Ltd. which also received warrants to purchase 110,375 shares of Common Stock for $1.00 per share.

                  The Company's capital requirements relating to the development and commercialization of Worlds Platinum have been and will continue to be significant. The Company is dependent on the proceeds of its current offering and other future financings in order to continue in business and develop and commercialize its proposed products.

                  The Company anticipates, based on currently proposed business plans and assumptions relating to its operations (including the timetable of, and costs associated with, product development and commercialization), that the proceeds of its current offering, will provide only a portion of the funds necessary to permit the Company to complete product development and commercialization. Satisfactory completion of product development and commercialization will require capital resources substantially greater than the proceeds of its current offering or otherwise currently available to the Company. In addition, as a result of the Mergers by operation of law, the Company assumed Predecessor's then liabilities of approximately $4.6 million. Although the Company is in the process of negotiating the amount and timing of payment of some of its liabilities, there is no assurance that such negotiations will be successful.

                  There can be no assurance that the Company will be able to raise any proceeds from its current offering or otherwise obtain the substantial additional capital necessary to permit the Company to attract and retain a sufficient number of subscribers or that any assumptions relating to its business plans will prove to be accurate. While the Company hopes to raise an additional $2 million from the shares it is currently offering, the Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to the Company on commercially reasonable terms, or at all. Any proceeds raised under its current offering is not likely to provide the significant funds required by the Company. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease operations. Based upon its current projections, the Company believes it currently has sufficient funds to operate for at least the next twelve months, if substantially all of the shares offered by the Company hereby are sold.

Results of Operations of Predecessor

Fiscal Year Ended December 31, 1996 Compared with the Eleven Months Ended December 3, 1997.

                  In the first quarter of 1997 Predecessor was insolvent and had failed to raise any additional capital. In January and February the majority of Predecessor's personnel were released and most of its management team resigned. Normal operations of Predecessor ceased and significant wind down costs were incurred. In March, the board of directors appointed Regent Pacific, a firm with experience in crisis management, as acting general manager of Predecessor. The Seattle network operations center and Active Worlds, an earlier generation of Predecessor's technology, were both sold, resulting in net proceeds of $260,100.

                  Revenue decreased by $3,703,299 to $80,720 for the eleven months ended December 3, 1997 from $3,784,019 for the fiscal year ended December 31, 1996. The decrease was caused primarily by the lack of any production revenue during the period. The nominal revenue for the period was derived from Worlds Chat CD sales and web site hosting at the Company's Seattle operations.

                  Costs of revenue decreased by $5,982,128 to $32,304 for the eleven months ended December 3, 1997 from $6,014,432 for the fiscal year ended December 31, 1996. The decrease was directly attributable to the lack of operations during the period.

                  Research and development costs decreased by $1,993,827 to $452,897 for the eleven months ended December 3, 1997 from $2,446,724 for the fiscal year ended December 31, 1996. This was a result of a significant reduction in research and development effort and personnel.

                  Selling, general and administrative expenses decreased by $2,501,741 to $2,399,887 for the eleven months ended December 3, 1997 from $4,901,628 for the fiscal year ended December 31, 1996. This decrease was due to reduction in personnel as Predecessor ceased normal operations.

                  Predecessor's interest expense increased by $122,900 to $139,650 for the eleven months ended December 3, 1997 from $16,750 for the fiscal year ended December 31, 1996. This was attributable primarily to interest on $1,685,000 in loans received by Predecessor.

                  In 1997, Predecessor recognized an extraordinary gain of $389,285 upon the partial forgiveness of debt owed in connection with technology purchases.

                  As a result of the foregoing, Predecessor incurred a net loss of $2,285,220, inclusive of the $389,287 extraordinary gain, for the eleven months ended December 3, 1997, compared to $10,186,954 for the fiscal year ended December 31, 1996, a decrease of 78%.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1996.

                  Revenue increased by 101% from $1,882,232 for the year ended December 31, 1995 to $3,784,019 for the year ended December 31, 1996. This increase was primarily attributable to an increase in the number of production projects and the licensing revenue from these projects.

                  Costs of revenue increased by 35% from $4,445,582 for the year ended December 31, 1995 to $6,014,432 for the year ended December 31, 1996. The increase in costs was related to the increased number of production projects and the high costs relative to revenue, associated with the network operations center.

                  Research and Development costs increased by 8% from $2,257,082 for the year ended December 31, 1995 to $2,446,724 for the year ended December 31, 1996. All software development costs consisting primarily of salaries and related costs were expensed as incurred in accordance with Financial Accounting Standards Board (FASB) Statement No. 86.

                  Selling, general and administrative expenses were $4,901,628 for the year ended December 31, 1996 compared to $2,858,601 for the year ended December 31, 1995, an increase of 71%. The increase was attributable to several factors, including the addition of new management personnel, increased marketing efforts, new office facilities and increased legal costs.

                  Other income and expenses includes interest earned from investment capital and interest charged on finance leases. Lawsuit settlement expenses in 1996 are primarily associated with claims asserted by ex-employees.

                  As a result of the foregoing, Predecessor incurred a net loss of $10,071,954 for the year ended December 31, 1996 compared to $7,582,832 for the year ended December 31, 1995, an increase of 33%.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements are included herein commencing on page F-1. The registrant is not required to provide supplementary financial information.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE


                  On January 31,1998 Registrant dismissed Lipner, Gordon & Co. LLP as its independent accountants ("LG&C"). This action had been approved by Registrant's Board of Directors. During the past three years LG&C did not issue a report on Registrant's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                  During the period of its engagement there were no disagreements between Registrant and LG&C on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of LG&C, would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

                  On January 31, 1998 the Board of Directors of Registrant appointed BDO Seidman, LLP ("BDO") as its independent accountants. Prior to such engagement, BDO was the independent auditor of Worlds Inc. and Worlds Acquisition Corp., two Delaware corporations which merged into the Registrant(the "Mergers"). BDO provided written reports of these two corporations which was included in offering materials for a private financing continued by the Registrant after the Mergers. BDO was also consulted regarding the filing obligations of the Registrant pursuant to the change in fiscal year reported in Item 8 hereof. Finally, BDO was consulted regarding the nature of the financial statements required to be included by the Registrant in its recent filing of a Registration Statement on Form SB-2, in which BDO also provided written reports regarding the two merged corporations.

                  Other than as disclosed above, Registrant did not consult with BDO regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND CONSULTANT

The directors and executive officers of the Company are as follows:

Name                          Age       Position
----                          ---       --------

Michael J. Scharf             55        Chairman of the Board
Thomas Kidrin                 45        President, Chief Executive Officer,
                                        Secretary, Treasurer and Director
Kenneth  A. Locker            49        Director

MICHAEL J. SCHARF has been Chairman of the Board since December 3, 1997. Prior to the Mergers, Mr. Scharf was Chairman and Secretary of Worlds Acquisition Corp. ("WAC") since June 4, 1997, and a Director since inception. Since 1993 he has been Chairman and President of Niagara Corporation, a company engaged in the manufacturing and distribution of steel bars. From 1983 until 1989, Mr. Scharf was Chairman and Chief Executive Officer of Edgcomb Corporation, the largest independent distributor of steel in the United States. Mr. Scharf received an A.
B. degree from Princeton University and an M. B. A. from Harvard Business School. From 1989 (when Edgcomb was sold) until 1993 (when Niagara was founded) Mr. Scharf managed his personal investments.

THOMAS KIDRIN has been President, Chief Executive Officer, Secretary and Treasurer since December 3, 1997. Prior to the Mergers, Mr. Kidrin was President of WAC since its inception, Treasurer since June 4, 1997 and a Director since inception. He has been engaged in developing the business plan and prototype for the Company's business for over one year. From 1991 to 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in public venues.

KENNETH A. LOCKER has been a Director since December 3, 1997 and prior to the Mergers was a Director of WAC since June 4, 1997. Since 1996 he has been Executive Producer for MGM Interactive where he is responsible for creating and implementing the MGM Interactive online business strategy. From 1994 to 1996, Mr. Locker was a founder and Vice President of Predecessor. From 1993 to 1994, Mr. Locker was Senior Program Consultant for Ziff Davis Communications. From 1990 to 1993, Mr. Locker was Executive Vice President and Head of Production for RHI Entertainment which at the time was 50% owned by New Line Cinema. Mr. Locker is also on the Board of Directors of Softbank Forums, Inc., a division of Softbank Corp.

STEVEN A. GREENBERG was a founder of WAC and was substantially involved in the implementation of the early and current stages of its business. It is anticipated that Mr. Greenberg will remain involved in the Company as a consultant. From 1991 until the present, Mr. Greenberg has been a financial consultant and private investor. In June 1994, Mr. Greenberg settled a civil proceeding instituted against him by the SEC. Mr. Greenberg, without admitting or denying the allegations of the SEC complaint, consented to an injunction against future violations of the insider trading provisions of the federal securities laws and paid a civil penalty. See "Risk Factors - Consent Decree of Founder." The action had absolutely no relationship to Mr. Greenberg's affiliation with the Company and the Company does not anticipate incurring any costs or liability in connection with the matter. The Company's Board of Directors is aware of the SEC's civil lawsuit and Mr. Greenberg's settlement thereof and understands that several factors come into play in settling a pending legal action, not the least of which is the curtailment of ongoing litigation costs.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         The Company's By-Laws includes certain provisions permitted pursuant to the New Jersey Business Corporation Act ("NJBCA"), whereby officers and directors of the Company are to be indemnified against certain liabilities. These provisions of the By-Laws have no effect on any director's liability under Federal securities laws or the availability of equitable remedies, such as injunction or recession, for breach of fiduciary duty. The Company believes that these provisions will facilitate the Company's ability to continue to attract and retain qualified individuals to serve as directors and officers of the Company.

         At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification might be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company, excluding Mr. Scharf, will be reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any committee on which they may serve, as well as $2,000 per Board meeting. The Company estimates total Board related expenses, including travel, lodging, and director's fees, will be approximately $40,000 per year.


ITEM 11.          EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Prior to the Mergers, the Company had not paid any compensation to its executive officers or directors during the prior three years. From December 3, 1997 (effective date of the Mergers) through

December 31, 1997, the Company paid $21,903 in compensation to its President and Chief Executive Officer. The Company intends to enter into an employment agreement with its President, Thomas Kidrin that will expire December 2000. The agreement, among other things, will provide for base compensation payable to Mr. Kidrin of $175,000 in the first year, and bonuses to be determined. The agreement will also provide for employment on a full-time basis and contain a provision that Mr. Kidrin will not compete or engage in a business competitive with the Company for a period of one year after termination.

1997 STOCK OPTION PLAN

         The Board of Directors and stockholders of the Company have adopted a Stock Option Plan (the "Option Plan") as an incentive for, and to encourage share ownership by, the Company's officers, directors and other key employees and/or consultants and potential management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 1,000,000 shares of Common Stock (subject to adjustment in certain circumstances) may be granted under the Option Plan. The Option Plan also allows for the granting of stock appreciation rights ("SARs") in tandem with, or independently of, stock options. Any SARs granted will not be counted against the 1,000,000 limit.

         The purpose of the Option Plan is to make options (both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified options) and "stock appreciation rights" (with non-qualified options only, if in tandem) available to officers, directors and other key employees and/or consultants of the Company in order to give such individuals a greater personal interest in the success of the Company and, in the case of employees, an added incentive to continue and advance in their employment.

         The Option Plan is currently administered by the majority vote of a Committee (the "Committee") appointed by the Board of Directors and comprised of at least two "independent" members of the Board, or alternatively, by the entire Board, who are not eligible to receive options, other than pursuant to a formula, it being intended that such plan shall qualify under Rule 16b-3 as promulgated pursuant to the Securities Exchange Act of 1934, as amended. With specified limitations, the Committee may amend the terms of the Option Plan.

         The Committee will designate those persons to receive grants under the Option Plan and determine the number of options and/or SARs, as the case may be, to be granted and the price payable for the shares of Common Stock thereunder. The price payable for the shares of Common Stock under each option will be fixed by the Committee at the time of the grant, but, for incentive stock options, must be not less than 100% (110% if the person granted such option owns more than 10% of the outstanding shares of Common Stock) of the fair market value of Common Stock at the time the option is granted. The Committee will also determine the term and vesting schedule of all options and SARs granted, provided that no option may be exercisable later than ten years after the date of grant (or five years in the case of a 10% stockholder). The Committee may also institute divesting schedules. All options are payable in cash or check, by delivery of a secured personal interest bearing note, or by delivery of shares of Common Stock equal in value to the cost of the options.

         There are currently 165,000 non-plan stock options outstanding at an exercise price of $.50, which vest in equal amounts over a three year period, including 60,000 to one of the Company's outside directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The officers, directors and shareholders of the Company are not currently obligated to file reports under Section 16(a).

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The following table sets forth, as of February 28, 1998, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group. Each stockholder's address is c/o the Company, 15 Union Wharf, Boston, MA 02109.

                            Shares Owned Beneficially
                                  and of Record

     Name                            No. of Shares                 % of Total
     ----                            -------------                 ----------
Michael J. Scharf (1)                  1,900,000                     11.76%
Thomas Kidrin (2)                      1,600,000                      9.91%
Kenneth A. Locker (3)                        -0-                       N/A
Steven A. Greenberg                    4,500,000                     27.86%
All Officers and Directors
    as a  Group (3 persons)            3,500,000                     21.67%

----------
      (1) Chairman.
      (2) President, Chief Executive Officer, Secretary, Treasurer and a
          Director.
      (3) Director.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company intends to enter into a month-to-month consulting agreement with Steven A. Greenberg, a founder of WAC. The agreement will provide for monthly compensation of $15,000 plus reimbursement of reasonable expenses actually incurred. In addition to providing consulting services, Mr. Greenberg will also make his offices and support staff available to Company employees. During 1997, Mr.

Greenberg loaned $77,000 to WAC of which $71,000 was repaid as of December 31, 1997. Also, during 1997, Mr. Greenberg received $20,000 in consulting fees.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

(a)      1. and 2.         Financial Statements and Schedules

         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

         3.                Exhibits

         27 - Financial Data Schedule.

(b)                        Reports on Form 8-K

         A Report on Form 8-K dated January 31, 1998 regarding a change in accountants was filed on February 13, 1998 and an amended Report previously filed was filed on February 17, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WORLDS INC.


                                    By: /s/
                                        ---------------------------
                                        Thomas Kidrin
                                        President and CEO

Dated: 15th day of April, 1998


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of the 30th of December, 1997 by the following persons on behalf of Registrant and in the capacities indicated.


 /s/                                Date: April 15, 1998
---------------------
Thomas Kidrin
President, CEO and Director
(Chief Financial/Accounting Officer)


 /s/                                Date: April 15, 1998
---------------------
Michael J. Scharf
Chairman


 /s/
---------------------               Date: April 15, 1998
Kenneth A. Locker
Director

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)












                                                            FINANCIAL STATEMENTS
                                           PERIOD FROM APRIL 8, 1997 (INCEPTION)
                                                            TO DECEMBER 31, 1997

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                        CONTENTS


WORLDS INC. (THE "COMPANY")

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-3

FINANCIAL STATEMENTS:
   Balance sheet                                                           F-4
   Statement of operations                                                 F-5
   Statement of stockholders' deficit                                      F-6
   Statement of cash flows                                                 F-7
   Summary of accounting policies                                   F-8 - F-11
   Notes to financial statements                                   F-12 - F-21

WORLDS INC. ("PREDECESSOR")
 [Predecessor company - information prior to date of merger with the Company herein disclosed]:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-24

FINANCIAL STATEMENTS:
   Balance sheet                                                          F-25
   Statements of operations                                               F-26
   Statements of stockholders' deficit                                    F-27
   Statements of cash flows                                               F-28
   Summary of accounting policies                                  F-29 - F-31
   Notes to financial statements                                   F-32 - F-41

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Worlds Inc.
Boston, Massachusetts


We have audited the accompanying balance sheet of Worlds Inc. (the "Company") (a development stage enterprise) as of December 31, 1997, and the related statements of operations, stockholders' deficit and cash flows for the period from April 8, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. at December 31, 1997 and the results of its operations and its cash flows for the period from April 8, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying financial statements have been prepared assuming Worlds Inc. will continue as a going concern. The Company is in the development stage, has a stockholders' deficit, has had minimal revenues from operations and will require substantial additional funds for development and marketing of its products. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




BDO Seidman, LLP



New York, New York

March 25, 1998

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                   BALANCE SHEET



December 31, 1997
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                                       $ 3,541,829
   Trade receivables, less allowance for doubtful accounts of $140,318                     538
   Prepaid expenses and other current assets                                            74,175
--------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                      3,616,542
PROPERTY AND EQUIPMENT, NET (NOTE 4)                                                   209,452
--------------------------------------------------------------------------------------------------
                                                                                   $ 3,825,994
==================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT:
   Accounts payable                                                               $    568,707
   Accrued expenses (Note 10)                                                          592,250
   Advanced customer billings and deferred revenue                                     436,140
   Current maturities of notes payable (Note 5)                                        269,333
-----------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                 1,866,430
LONG-TERM PORTION, NOTES PAYABLE (NOTE 5)                                            1,968,333
--------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                         3,834,763
--------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 10)
STOCKHOLDERS' DEFICIT (NOTES 2, 3 AND 7):
   Common stock, $.001 par value - shares authorized 30,000,000; outstanding
      16,119,996                                                                        16,120
   Additional paid-in capital                                                        6,661,582
   Deficit accumulated during the development stage                                (6,686,471)
--------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' DEFICIT                                                 (8,769)
--------------------------------------------------------------------------------------------------
                                                                                  $ 3,825,994
==================================================================================================

                             See accompanying summary of accounting policies and
                                                  notes to financial statements.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                         STATEMENT OF OPERATIONS



Period from April 8, 1997 (inception) to December 31, 1997 (a)
--------------------------------------------------------------------------------------------------
NET REVENUES                                                                       $      1,420
COSTS AND EXPENSES:
   Selling, general and administrative                                                 (675,030)
   Acquired research and development (Note 1)                                        (6,135,538)
--------------------------------------------------------------------------------------------------
        OPERATING LOSS                                                               (6,809,148)
OTHER INCOME (EXPENSES):
   Interest income                                                                        13,593
   Interest expense                                                                     (16,692)
--------------------------------------------------------------------------------------------------
        LOSS BEFORE EXTRAORDINARY ITEM                                               (6,812,247)
EXTRAORDINARY ITEM - GAIN ON DEBT SETTLEMENT (NOTE 9)                                    125,776
--------------------------------------------------------------------------------------------------
NET LOSS                                                                            $(6,686,471)
==================================================================================================
LOSS PER SHARE (BASIC AND DILUTED):
   Loss before extraordinary item                                                  $        (.73)
   Extraordinary item                                                                        .01
--------------------------------------------------------------------------------------------------
        NET LOSS PER SHARE (BASIC AND DILUTED)                                     $        (.72)
==================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                                                   9,336,569
==================================================================================================

--------------

(a) Includes the results of Predecessor and Academic (from December 4, 1997) which were merged into the Company on December 3, 1997.

                             See accompanying summary of accounting policies and
                                                  notes to financial statements.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                              STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                        (NOTE 7)




Period from April 8, 1997 (inception) to December 31, 1997

                                                                                         Deficit
                                                                                       accumulated
                                            Common stock                               during the           Total
                                      ------------------------       Additional        development       stockholders'
                                       Shares          Amount      paid-in capital        stage            deficit
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock to            8,400,000       $ 8,400       $  195,600       $      --          $   204,000
   founding stockholders
Sale of shares in private
   offering memorandum and
   shares issued to placement
   agent (Note 2)                      4,810,000         4,810        3,689,866              --            3,694,676
Issuance of shares to
   Academic Computer
   Systems, Inc. (Note 1)                910,000           910          557,116              --              558,026
Issuance of shares pursuant to
   merger with Predecessor
   (Note 1)                            1,999,996         2,000        1,998,000              --            2,000,000
Capital contribution resulting
   from forgiveness of debt to
   shareholders of Predecessor
   (Note 5)                                 --            --            221,000              --              221,000
Net loss for the period April 8
   to December 31, 1997                     --            --               --          (6,686,471)        (6,686,471)
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997            16,119,996       $16,120       $6,661,582       $(6,686,471)       $    (8,769)
=====================================================================================================================

                             See accompanying summary of accounting policies and
                                                  notes to financial statements.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                         STATEMENT OF CASH FLOWS
                                                                       (NOTE 11)

Period from April 8, 1997 (inception) to December 31, 1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $(6,686,471)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                              16,323
      Gain on debt settlement                                                                 (125,776)
      Acquired research and development                                                       6,135,538
      Changes in operating assets and liabilities, net of effects from merger with Predecessor and Academic:
           Trade receivables                                                                      (538)
           Prepaid expenses and other assets                                                     93,716
           Accounts payable and accrued expenses                                                214,361
-----------------------------------------------------------------------------------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                                           (352,847)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to founding stockholders                                  204,000
   Proceeds from sale of common stock in private offering memorandum                          3,694,676
   Payments on note payable                                                                     (4,000)
-----------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                       3,894,676
-----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     3,541,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        -
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 3,541,829
===========================================================================================================

                             See accompanying summary of accounting policies and
                                                  notes to financial statements.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES




DEFINITIONS                             The Company is the resulting entity of
                                        two contemporaneous mergers (the
                                        "Mergers") of Worlds Inc., a Delaware
                                        corporation ("Predecessor"), with and
                                        into Worlds Acquisition Corp., a
                                        Delaware corporation ("WAC"), and WAC
                                        with and into Academic Computer Systems, Inc., a New Jersey corporation
                                        ("Academic"), which changed its name to
                                        Worlds Inc. (see Note 2). While Academic was the legal entity that survived the mergers, WAC was the accounting acquiror in both mergers. The Company's fiscal year-end is December 31.

                                        The term the "Company," as used herein,
                                        refers to the consolidated entity
                                        resulting from the two contemporaneous
                                        mergers, as well the pre-merger
                                        Predecessor, WAC and Academic; however,
                                        Predecessor, WAC and Academic are
                                        hereinafter sometimes referred to
                                        separately as the context requires.



NATURE OF BUSINESS                      WAC was incorporated on April 8, 1997 to
                                        design, develop and market
                                        three-dimensional ("3D") music oriented
                                        Internet sites on the World Wide Web.
                                        These web sites are anticipated to
                                        utilize 3D technologies developed by
                                        Predecessor.



BASIS OF PRESENTATION                   The financial statements include the
                                        results of Predecessor and Academic from December 3, 1997, the date of the Mergers (the "Merger Date").

                                        The financial statements have been
                                        prepared in accordance with the
                                        provisions of Statement of Financial
                                        Accounting Standards ("SFAS") No. 7,
                                        "Accounting, and Reporting by
                                        Development Stage Enterprises," which
                                        requires development stage enterprises
                                        to employ the same accounting principles as operating companies.



FAIR VALUE OF FINANCIAL                 The carrying amounts of financial
INSTRUMENTS                             instruments, including cash and
                                        short-term debt, approximated fair value as of December 31, 1997 because of the relatively short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of December 31, 1997, based upon estimates for similar debt issues.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES





USE OF ESTIMATES                        The preparation of financial statements
                                        in conformity with generally accepted
                                        accounting principles requires
                                        management to make estimates and
                                        assumptions that affect the reported
                                        amounts of assets and liabilities and
                                        disclosures of contingent assets and
                                        liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.



CASH AND CASH EQUIVALENTS               Cash and cash equivalents are comprised
                                        of highly liquid money market
                                        instruments, which have original
                                        maturities of three months or less at
                                        the time of purchase.



PROPERTY AND EQUIPMENT                  Property and equipment are stated at
                                        cost. Depreciation is calculated using
                                        the straight-line method over the
                                        estimated useful lives of the assets,
                                        which range from two to five years.



REVENUE RECOGNITION                     Revenue from technology development and
                                        licensing contracts is recognized upon
                                        the attainment of contractual milestones
                                        (approximating the
                                        percentage-of-completion method). Cash
                                        received in advance of revenues earned
                                        is recorded as deferred revenue.



SOFTWARE DEVELOPMENT                    Software development costs are charged
COSTS                                   to expense when incurred until the
                                        technological feasibility of the product has been established. After technological feasibility has been established, any additional costs would be capitalizable in accordance with the Financial Accounting Standards Board's
                                        ("FASB") SFAS No. 86 ("SFAS No. 86"). No such costs have been capitalized to date.



RESEARCH AND DEVELOPMENT                Research and development costs are
COSTS                                   expensed as incurred.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES





INCOME TAXES                        The Company uses the liability method of
                                    accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income
                                    Taxes." Deferred income tax assets and
                                    liabilities are recognized based on the
                                    temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.



LOSS PER SHARE                      In 1997, the FASB's SFAS No. 128, "Earnings
                                    per Share," replaced the calculation of
                                    primary and fully diluted earnings (loss) per share with basic and diluted earnings
                                    (loss) per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.
                                    The loss per share amounts have been
                                    presented to conform to SFAS No. 128
                                    requirements. The common stock equivalents which would arise from the exercise of stock options and warrants are excluded from calculation of diluted loss per share since their effect is anti-dilutive. Therefore, the amounts reported for basic and diluted loss per share are the same.



STOCK-BASED COMPENSATION            In October 1995, the FASB issued SFAS No.
                                    123, "Accounting for Stock-Based
                                    Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25,
                                    "Accounting for Stock Issued to Employees"
                                    ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock.
                                    The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES





NEW ACCOUNTING STANDARDS            In June 1997, the FASB issued SFAS No. 130,
NOT YET ADOPTED                     "Reporting  Comprehensive Income", which
                                    establishes standards for reporting and
                                    display of comprehensive income, its
                                    components and accumulated balances.
                                    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.
                                    130 requires that all items that are
                                    required to be recognized under current
                                    accounting standards as components of
                                    comprehensive income be reported in a
                                    financial statement that is displayed with the same prominence as other financial statements.


                                    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                    Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to impact the Company's financial statements or disclosures.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS




    1.   GOING CONCERN              As discussed in Note 3, the Company
                                    completed a private placement raising gross proceeds of $4,385,000 and consummated a merger agreement with a development stage enterprise, Predecessor. Predecessor had not generated significant revenues from operations and had an accumulated deficit from inception to the Merger Date of $21,236,139 and a capital deficit of $4,135,538. The acquisition of Predecessor by the Company was accounted for as a purchase. Accordingly, $6,135,538, the portion of the purchase allocable to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, was expensed by the Company at the date of merger.

                                    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has had minimal revenues from operations since the series of merger transactions. These matters raise substantial doubt about its ability to continue as a going concern.

                                    The Company anticipates that it currently has only a portion of the funds necessary to complete product development and commercialization. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease operations.

                                    These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





    2.   THE MERGERS                On December 3, 1997, Predecessor was merged
                                    with and into WAC in a series of related transactions which included the simultaneous merger of the Company with and into Academic
                                    (the "Mergers") and a private offering of WAC's securities (the "Private Placement").
                                    In both mergers, WAC was the acquiror for accounting purposes. All of the common and preferred stock of Predecessor were exchanged for 1,999,996 shares of WAC.
                                    Predecessor was a development stage company, had not generated significant revenues from operations and had an accumulated deficit from inception to December 3, 1997 of $21,236,139. Academic was an inactive company with no operations. Academic voluntarily reported under the Securities
                                    Exchange Act of 1934 (the "Exchange Act").
                                    The Company intends to continue reporting under the Exchange Act. While no trading market existed for the securities of Academic, or currently exists for the securities of the Company, the Company intends to cause its common stock to be traded on the Bulletin Board.



    3.   THE PRIVATE                The Private Placement called for WAC to
         PLACEMENT                  offer for sale a maximum of 50 units (57 1/2
                                    with the over-allotment), each consisting of 120,000 shares of WAC's common stock (the
                                    "Units") at a price of $120,000 per Unit. In connection with the Private Placement, the placement agent was to receive one warrant to purchase one share of WAC's common stock at $1 per share for every $40 of gross proceeds from the sale of the Units. On
                                    November 21, 1997, WAC sold 31.67 Units with gross proceeds of $3,800,000 (3,800,000 shares) (the "Initial Private Placement
                                    Closing") and the placement agent was issued
                                    425,000 shares of common stock. On December
                                    31, 1997, the Company sold 4.88 Units with gross proceeds of $585,000 (585,000 shares).
                                    Net proceeds, after commissions and expenses of the offering, were $3,689,866. WAC agreed to include the shares of common stock underlying the Units sold in the Private
                                    Placement (the "Private Placement Shares") in

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





                                    a registration statement to be filed with the Securities and Exchange Commission (the "SEC"). In the event that the Company does not use its best efforts to have a registration statement declared effective by the SEC by May 20, 1998, the Company has agreed, upon the occurrence of such event, to issue to purchasers of the Units one warrant to purchase one share of common stock, at an exercise price of $1, for each three Private Placement Shares.



    4.   PROPERTY AND               A summary of property and equipment as of
         EQUIPMENT                  December 31, 1997 is as follows:




December 31, 1997
--------------------------------------------------------------------------------
Computers, software and equipment                                      $650,557

Less: Accumulated depreciation and amortization                         441,105
--------------------------------------------------------------------------------
                                                                       $209,452
================================================================================

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





    5.   NOTES PAYABLE              Long-term debt at December 31, 1997 consists
                                    of the following:


December 31, 1997
----------------------------------------------------------------------------------------------------
Convertible promissory notes payable - stockholders, maturing December 3, 2000, plus interest at 7.5% compounded annually. The notes are convertible into shares of the Company's common stock as follows: pre December 3, 1998 at
   $4.375 per share, from December 4, 1998 to December 3, 1999 at $5.00 per share and after December 4, 1999 at $5.625 per share. (Stockholders granted forgiveness of accrued interest of $106,000 on this debt which had previously been assumed as an accrued expense in the merger - see (a)
   below).                                                                               $1,685,000
Note payable - technology obligation (noninterest
   bearing), payable in monthly installments of $3,333
   until November 2001                                                                      186,667
Note payable - stockholder, payable in monthly
   installments of $6,944 until December 2000, plus
   interest at 8%. (Stockholder granted forgiveness of
   $115,000 which had previously been assumed as an
   account payable in the merger - see (a) below).                                          250,000
Note payable - investment banker, payable in monthly
   installments of $2,000 until September 1998, with a
   final payment of $100,000, plus interest at 8%.                                          116,000
-----------------------------------------------------------------------------------------------------
                                                                                          2,237,667
Less: Current maturities                                                                    269,333
-----------------------------------------------------------------------------------------------------
        Long-term portion                                                                $1,968,334
=====================================================================================================


--------------
(a) As a result of the mergers discussed in Note 2, the Company was granted forgiveness of debt by certain stockholders of Predecessor. Such forgiveness, aggregating $221,000, has been accounted for as a contribution of capital to the Company for the period ended December 31, 1997.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





                                    Approximate maturities of long-term debt over the next four years are as follows:




Year ended December 31,
-----------------------------------------------------------------------------------------
1998                                                                        $   269,333

1999                                                                            123,333

2000                                                                          1,808,334

2001                                                                             36,667
=========================================================================================



    6.   COMMITMENTS       (a)      During September 1997, the Company commenced
                                    leasing of office space in Boston under a noncancelable operating lease expiring in
                                    September 2000. Minimum rentals under this lease are approximately as follows:


Year ending December 31,
----------------------------------------------------------------------------------
1998                                                                    $ 48,000
1999                                                                      50,000
2000                                                                      34,000
----------------------------------------------------------------------------------
Total minimum payments                                                  $132,000
==================================================================================



                                    Rent expense for the period ended December
                                    31, 1997 was approximately $21,000.

                           (b) The Company anticipates entering into an employment agreement with its president that calls for minimum annual compensation of $175,000. Bonuses will be determined at the discretion of the Board of Directors. The agreement is anticipated to expire in December 2000.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





    7.   STOCKHOLDERS' DEFICIT      Common Stock Split

                                    On September 15, 1997, the Company's Board of Directors approved a two-for-one split of the common stock. The additional shares resulting from the stock split were distributed on September 15, 1997 to all stockholders of record at the close of business on September 15, 1997. The balance sheet as of December 31, 1997 and the statement of stockholders' equity for the period from April 8, 1997 to December 31, 1997 reflect the retroactive recording of the stock split as if it had occurred on April 8, 1997. Further, all references in the financial statements to average number of shares outstanding and related prices, per share amounts and stock option data have been restated for all periods to reflect the stock split.

                                    Stock Option Plan

                                    During September 1997, the Board of
                                    Directors and stockholders of the Company adopted a stock option plan (the "Option Plan") as an incentive for, and to encourage share ownership by, the Company's officers, directors and other key employees and/or consultants and potential management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 1,000,000 shares of common stock (subject to adjustment in certain circumstances) may be granted under the Option Plan. The Option Plan also allows for the granting of stock appreciation rights ("SAR's") in tandem with, or independent of, stock options. Any SAR's granted will not be counted against the 1,000,000 limit.

                                    The Company applies APB Opinion No. 25,
                                    "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the Option Plan. Under APB Opinion No. 25, no compensation cost was recognized because the exercise price of Worlds' employee stock options equaled the market price of the underlying stock on the date of grant.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


                                    FASB Statement No. 123, "Accounting for
                                    Stock-Based Compensation", requires the
                                    Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, no dividend yield; 30% volatility; risk-free interest rate of 5.85%; and expected life of 3 years. The Company granted 165,000 options to a director and employees during 1997 and thus 835,000 options remain available for grant as of December 31, 1997.

                                    Under the accounting provisions of FASB
                                    Statement No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


Period ended December 31, 1997
----------------------------------------------------------------------------------------
Net loss:
   As reported                                                            $(6,686,471)
   Pro forma                                                               (6,751,856)
========================================================================================
Net loss per share (basic and diluted):
   As reported                                                            $      (.72)
   Pro forma                                                                     (.72)
========================================================================================

                                    The following table summarizes the stock option activity:


                                                   Options
                                                 outstanding                Weighted
                                    ------------------------------------- average price
                                           Shares        Price per share    per share
----------------------------------------------------------------------------------------
Options granted during 1997                    165,000             $.50           $.50
Options exercised                                    -                -              -
Options canceled                                     -                -              -
----------------------------------------------------------------------------------------
Balance, December 31, 1997                     165,000             $.50           $.50
========================================================================================

Options exercisble at year-end                  55,000             $.50           $.50
----------------------------------------------------------------------------------------

Weighted average fair value of
options granted during the year                                                   $.59
----------------------------------------------------------------------------------------

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS




    8.   INCOME TAXES               The use of the Predecessor's net operating
                                    loss ("NOL") is subject to annual limits due to the ownership change for the Mergers. In general, an ownership change occurs if, during any three-year test period, the aggregate of all increases in percentage ownership by stockholders is more than 50%.
                                    Upon completion of the Mergers discussed in
                                    Note 2, such an ownership change occurred.

                                    At December 31, 1997, after accounting for the estimated limitation of the Predecessor's NOL carryforward
                                    (approximately $100,000 per year over 15 years), the Company has a NOL aggregating approximately $2 million to be used to offset future Federal income taxes. A deferred income tax asset for the Company's NOL has been completely offset by a valuation allowance since management cannot determine that it is more likely than not that the deferred tax asset can be realized.




     9.  EXTRAORDINARY ITEM         During December 1997, the Company negotiated
                                    settlement of certain trade payables assumed in the merger with Predecessor. Such payables which amounted to $193,501 were reduced to $67,725 resulting in a gain on debt forgiveness of $125,776.



    10.  CONTINGENCIES              The Company is currently a defendant in two
                                    lawsuits filed by a former employee of
                                    Predecessor: Fraser v. Knowledge Adventure
                                    Worlds, Inc. d/b/a Worlds Inc., et al., San
                                    Francisco Superior Court No. 974470 ("State
                                    Court Action"); and Fraser v. Worlds Inc.,
                                    U.S. District Court, Northern District of
                                    California No. C97-0277 CW ("Federal
                                    Action").

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





                                    In the State Court Action filed in December
                                    1995, Fraser alleged various contract and tort claims for wrongful termination and sought damages ranging from $500,000 to $2,000,000. Pursuant to mediation in July 1996, the parties reached a tentative settlement. In February 1997, parties again reached a tentative settlement, this time in connection with both the State Court and Federal Actions. Pursuant to terms of the stipulated settlement, Fraser filed a motion for entry of judgment. The Company filed its opposition to this motion and, at a hearing on December 4, 1997, the Court ruled in favor of the Company and approved the Company's proposed version of the settlement agreement which, among other things, would terminate both the State Court and Federal Actions. On December 18, 1997, Fraser filed a motion for reconsideration and a motion to take discovery. The Court again ruled in favor of the Company and denied Fraser's motions at a hearing on January 22, 1998.

                                    In the Federal Action, filed in January
                                    1997, Fraser asserted claims for damages of $200,000 in connection with the use of "Worlds" name on the World Wide Web. On September 26, 1997, Fraser filed a motion requesting enforcement of his version of the terms of the tentative settlement of February 1997. On October 23, 1997, Fraser also moved for a temporary restraining order and a preliminary injunction. The Company opposed both of Fraser's motions and, on October 31, the Court denied the October 23 motion. On November 7, 1997, the Court also denied Fraser's motion of September 26, and ordered the parties to participate in a settlement conference, scheduled for January 5, 1998. That conference has now been continued to April 13, 1998.

                                    Company management and counsel believe that the maximum additional liability for resolution of these two lawsuits would be approximately $150,000, which amount has been included in accrued expenses at December 31, 1997.

                                    During February 1998, the Company was named as a defendant in a lawsuit filed by a former employee of Predecessor seeking damages of approximately $70,000 (plus interest and fees) relating to termination of an employment contract. The lawsuit is in the pre-discovery phase. Management believes that settlement, if any, would not have a material adverse effect on the Company's financial position or results of operations.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





    11.  SUPPLEMENTAL CASH          Interest paid during the period ended
         FLOW INFORMATION           December 31, 1997 was approximately $1,600.

                                    Noncash investing and financing activities during the period ended December 31, 1997 included the following:

                                    (a)      As discussed in Note 2, WAC
                                             exchanged all of the outstanding
                                             common and preferred stock of the
                                             Predecessor in exchange for
                                             1,999,996 shares of WAC. Also,
                                             Academic exchanged all of their
                                             outstanding common and preferred
                                             stock for 910,000 shares of WAC and
                                             WAC was merged into Academic.

                                    (b)      The Company recognized a gain of
                                             $221,000 from forgiveness of debt
                                             to shareholders of Predecessor that
                                             was recorded as a capital
                                             contribution.

                                    (c)      The Company paid for $120,000 of
                                             accrued professional fees by
                                             issuing a note payable(see Note 5).

                                    (d)      The Company converted accounts
                                             payable of $250,000 and accrued
                                             expenses of $35,000 into notes
                                             payable(see Note 5).

                                                       WORLDS INC. - PREDECESSOR
                                                            (A DEVELOPMENT STAGE
                                                                     ENTERPRISE)





                                                            FINANCIAL STATEMENTS
                                                  PERIOD ENDED DECEMBER 3, 1997,
                                    YEAR ENDED DECEMBER 31, 1996 AND PERIOD FROM
                                  APRIL 26, 1994 (INCEPTION) TO DECEMBER 3, 1997

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                        CONTENTS






Worlds Inc. ("Predecessor") is considered a predecessor company and the information disclosed herein is as of and prior to the date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.) ("WAC") on December 3, 1997.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-24

FINANCIAL STATEMENTS:
   Balance sheet                                                            F-25
   Statements of operations                                                 F-26
   Statements of stockholders' deficit                                      F-27
   Statements of cash flows                                                 F-28
   Summary of accounting policies                                    F-29 - F-31
   Notes to financial statements                                     F-32 - F-41

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
   and Stockholders of
   Worlds Inc. - Predecessor

We have audited the accompanying balance sheet of Worlds Inc. - Predecessor (a development stage enterprise) (the "Predecessor") as of December 3, 1997, and the related statements of operations, stockholders' deficit and cash flows for the period ended December 3, 1997, the year ended December 31, 1996 and the period from April 26, 1994 (inception) to December 3, 1997. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. - Predecessor as of December 3, 1997, and the results of its operations and its cash flows for the period ended December 3, 1997, the year ended December 31, 1996 and the period from April 26, 1994 (inception) to December 3, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Predecessor will continue as a going concern. As discussed in the summary of accounting policies, the Predecessor is in the development stage and has suffered recurring losses from operations, has a working capital deficit, and has a stockholders' deficit since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 (Development Stage Risks) and Note 10 (Merger) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP


San Francisco, California

March 25, 1998

                                                     WORLDS INC. - PREDECESSOR
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                                 BALANCE SHEET



-------------------------------------------------------------------------------------------------
December 3, 1997(a)
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
  Cash and cash equivalents                                                          $     56,345
  Trade receivables, less allowance for doubtful accounts
     of $140,318                                                                               --
  Prepaid expenses and other current assets                                               167,891
-------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                              224,236
PROPERTY AND EQUIPMENT, NET (NOTE 2)                                                      225,775
-------------------------------------------------------------------------------------------------
                                                                                     $    450,011
=================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                                   $  1,082,236
  Accrued expenses (Note 9)                                                               669,109
  Advanced customer billings and deferred revenue                                         436,140
  Advance from Worlds Inc. (formerly Worlds Acquisition
    Corp.) (Note 10)                                                                      561,397
  Current maturities of notes payable (Note 3)                                             70,000
-------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                       2,818,882
LONG-TERM PORTION, NOTES PAYABLE (NOTE 3)                                               1,766,667
-------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                               4,585,549
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 1, 4, 9 AND 10)
STOCKHOLDERS' DEFICIT (NOTE 5):
  Preferred stock, $.0001 par value; designated as Series A; 2,000,000 shares authorized, 1,801,533 shares
    issued and outstanding                                                                    180
  Preferred stock, $.0001 par value; designated as Series
    B; 2,300,000 shares authorized, 1,022,726 shares
    issued and outstanding                                                                    102
  Common stock, $.0001 par value; 15,000,000 shares
    authorized; 5,535,646 shares issued and outstanding                                       553
  Deferred compensation related to stock options                                           (5,337)
  Additional paid-in capital                                                           17,105,103
  Deficit accumulated during development stage                                        (21,236,139)
-------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                                    (4,135,538)
-------------------------------------------------------------------------------------------------
                                                                                     $    450,011
=================================================================================================

----------
(a) Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)
--------------------------------------------------------------------------------

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                     WORLDS INC. - PREDECESSOR
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                      STATEMENTS OF OPERATIONS


---------------------------------------------------------------------------------------------
                                                                                 Period from
                                                                               April 26, 1994
                                           Year ended          Period ended    (inception) to
                                          December 31,          December 3,       December 3,
                                              1996                1997(a)            1997
---------------------------------------------------------------------------------------------
NET REVENUES (NOTE 6)                    $  3,784,019        $     80,720        $  6,026,691
---------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Cost of revenues                          6,014,432              32,304          11,279,348
  Research and development                  2,446,724             452,897           5,388,340
  Selling, general and
    administrative                          4,901,628           2,399,887          10,602,749
  Lawsuit settlements (Note 9)                509,200                  --             509,200
---------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES             13,871,984           2,885,088          27,779,637
---------------------------------------------------------------------------------------------
      OPERATING LOSS                      (10,087,965)         (2,804,368)        (21,752,946)
OTHER INCOME AND (EXPENSES):
  Interest income                             115,956              10,343             237,629
  Interest expense                            (16,750)           (139,650)           (171,082)
  Gain (loss) on disposal of
    property and equipment                    (83,195)              4,070             (79,125)
  Income from sale of technology
    (Note 7)                                       --             260,100             260,100
---------------------------------------------------------------------------------------------
      LOSS BEFORE INCOME TAXES AND
        EXTRAORDINARY ITEM                (10,071,954)         (2,669,505)        (21,505,424)
INCOME TAXES (NOTE 8)                        (115,000)             (5,000)           (120,000)
---------------------------------------------------------------------------------------------
      LOSS BEFORE EXTRAORDINARY
        ITEM                              (10,186,954)         (2,674,505)        (21,625,424)
EXTRAORDINARY ITEM - GAIN ON DEBT
  SETTLEMENT (NOTE 3)                              --             389,285             389,285
---------------------------------------------------------------------------------------------
NET LOSS                                 $(10,186,954)       $ (2,285,220)       $(21,236,139)
=============================================================================================

----------
(a) Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)
--------------------------------------------------------------------------------

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                             STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                      Preferred stock
                                            ---------------------------------   Deferred
                             Common stock       Series A         Series B    compensation  Additional                     Total
                            ---------------  ---------------  ---------------  on stock     paid-in      Accumulated   stockholders
                            Shares   Amount  Shares   Amount  Shares   Amount  options      capital        deficit        deficit
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996  5,274,260  $527  1,801,533  $180          -  $  -   $  45,647)  $ 8,385,184   $ (8,763,965)  $   (423,721)
Issuance of common stock    261,386    26          -     -          -     -           -       112,795              -        112,821
Issuance of Series B
   preferred stock at
   $8.80 per share, net
   of issuance costs of
   $381,000                       -     -          -     -  1,022,726   102           -     8,618,887              -      8,618,989
Compensation related to
  stock options                   -     -          -     -          -     -      24,202        (9,394)             -         14,808
Net loss for the year             -     -          -     -          -     -           -             -    (10,186,954)   (10,186,954)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
  1996                    5,535,646   553   1,801,533  180  1,022,726   102    (21,445)    17,107,472    (18,950,919)    (1,864,057)
Compensation related to
  stock options                   -     -          -     -          -     -      16,108        (2,369)             -         13,739
Net loss for the period
  ended December 3, 1997          -     -          -     -          -     -           -             -     (2,285,220)   (2,285,220)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 3,
  1997                    5,535,646  $553  1,801,533  $180  1,022,726  $102   $  (5,337)  $17,105,103   $(21,236,139)  $(4,135,538)
====================================================================================================================================

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                     WORLDS INC. - PREDECESSOR
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                      STATEMENTS OF CASH FLOWS



                                                                                        Period from
                                                                                          April 26,
                                                                                             1994
                                                                                         (inception)
                                                   Year ended       Period ended              to
                                                  December 31,       December 3,         December 3,
                                                     1996              1997(a)               1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(10,186,954)       $(2,285,220)       $(21,236,139)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   344,345            213,434             721,097
      (Gain) loss on disposal of property
        and equipment                                  83,195             (4,070)             79,125
      Gain on debt settlement                              --           (389,284)           (389,284)
      Compensation related to stock
        options                                        14,808             13,739             761,453
      Compensation related to common stock
        issuance                                       58,525                 --              58,525
      Licensed technology expense                          --                 --             750,000
      Changes in operating assets and
        liabilities:
        Trade receivables                             342,294            489,050                  --
        Prepaid expenses and other assets             266,057            (42,575)           (167,891)
        Accounts payable and accrued
         liabilities                                  226,212             (2,755)          1,856,619
        Advanced customer billings and
         deferred revenue                            (396,667)                --             436,140
-------------------------------------------------------------------------------------------------------
           NET CASH USED IN OPERATING
             ACTIVITIES                            (9,248,185)        (2,007,681)        (17,130,355)
-------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment              (476,966)            (2,063)           (999,302)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               54,296                 --             116,857
  Proceeds from issuance of preferred
    stock, net of issuance costs                    8,618,989                 --          16,163,766
  Advance from Worlds Inc. (formerly
    Worlds Acquisition Corp.)                              --            561,397             561,397
  Payments on capital lease                           (56,724)                --            (116,018)
  Payments on note payable                           (110,000)           (40,000)           (190,000)
  Proceeds from note payable                        1,000,000            650,000           1,650,000
-------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING
             ACTIVITIES                             9,506,561          1,171,397          18,186,002
-------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (218,590)          (838,347)             56,345
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                            1,113,282            894,692                  --
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $    894,692        $    56,345        $     56,345
=======================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                                 $       9,234        $         -        $     23,916
  Income taxes paid                                     5,064                556               5,620
=======================================================================================================

DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:

In 1997, as part of the restructuring of operations, the Predecessor disposed of property and equipment with a net book value of $252,180, which included $138,439 of equipment under capital leases. The related capital lease obligations, totaling $123,013, were assumed by the lessor and a party which acquired certain assets used in the Predecessor's prior Seattle operations. The agreement with this party also resulted in a reduction of trade payables totaling $87,226.
--------------------------------------------------------------------------------
(a) Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)
--------------------------------------------------------------------------------
                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES


NATURE OF BUSINESS         Worlds Inc. (the "Predecessor") was incorporated
                           under the laws of Delaware on April 26, 1994. The
                           Predecessor was formed to develop and commercialize
                           3D multi-user tools and technologies for the Internet market. The Predecessor is in the development stage and, as such, has not generated significant revenues from operations.



BASIS OF                   The accompanying financial statements have been
PRESENTATION               prepared assuming that the Predecessor will
                           continue as a going concern. The Predecessor is in the development stage (see Note 1) and has suffered recurring losses from operations since its inception that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As more fully described in Note 10, on December 3, 1997, the
                           Predecessor consummated a merger agreement with Worlds Inc. (formerly Worlds Acquisition Corp.)
                           ("WAC"), a company which had completed a private placement offering of securities.

                           The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage enterprises to employ the same accounting principles as operating companies.



RESTRUCTURING OF           Due to recurring losses, insufficient revenue, a
OPERATIONS                 working capital deficit and a net stockholders'
                           deficit, the Predecessor's management made significant reductions in operations in February 1997 that are reflected in the Predecessor's financial statements for the period ended December 3, 1997. In
                           March 1997, the Predecessor engaged an outside management firm to assist with the downsizing of operations which has included a major reduction in employees and a consolidation of all operations to one location in San Francisco. The Predecessor decided in December 1996 to close its Seattle operations resulting in a $110,000 charge to operations for the year ended December 31, 1996.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES


USE OF ESTIMATES           The preparation of financial statements in
                           conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.



CASH AND CASH              Cash and cash equivalents are comprised of highly
EQUIVALENTS                liquid money market instruments, which have
                           original maturities of three months or less at the time of purchase.



PROPERTY AND               Property and equipment are stated at cost.
EQUIPMENT                  Depreciation is calculated using the straight-line
                           method over the estimated useful lives of the assets, which range from two to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized.



REVENUE RECOGNITION        Revenue from technology development and licensing
                           contracts is recognized upon the attainment of contractual milestones (approximating the percentage-of-completion method). Cash received in advance of revenues earned is recorded as deferred revenue.



SOFTWARE DEVELOPMENT       Software development costs are charged to expense
COSTS                      when incurred until the technological feasibility
                           of the product has been established. After technological feasibility has been established, any additional costs would be capitalizable in accordance with SFAS No. 86. No such costs have been capitalized to date.



RESEARCH AND               Research and development costs are expensed as
DEVELOPMENT COSTS          incurred.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES


INCOME TAXES               The Predecessor uses the liability method of
                           accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes.".
                           Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.



CONCENTRATION OF           The Predecessor derives revenues from corporate
CREDIT RISK                customers in a variety of industries. For the year
                           ended December 31, 1996, five customers accounted for 74% of the Predecessor's revenues. For the period ended December 3, 1997, no individual customer accounted for more than 10% of revenues.



NEW ACCOUNTING             Effective January 1, 1996, the Predecessor adopted
STANDARDS                  the provisions of SFAS No. 123, "Accounting for
                           Stock-Based Compensation". Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board
                           Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method has been adopted. The Predecessor has elected to continue to account for stock-based compensation under APB No. 25 (see Note 5).

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS




 1.   GOING CONCERN        The accompanying financial statements have been
                           prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Predecessor, as of December 3, 1997, had incurred recurring losses since inception totaling
                           $21,236,139 had a working capital deficit of $2,368,871 and a stockholders' deficit of $4,135,538. As discussed in Note 10, on
                           December 3, 1997, the Predecessor consummated a merger agreement with WAC, a company which had completed a private placement offering of securities whereby $4,385,000 of gross proceeds was raised.

                           The Predecessor anticipates, however, that it currently has only a portion of the funds necessary to permit it to complete product development and commercialization. There can be no assurance that the Predecessor will be able to obtain the substantial additional capital resources necessary to permit the Predecessor to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. WAC is pursuing sources of additional financing and there can be no assurance that any such financing will be available to WAC on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Predecessor and WAC, including possibly requiring the Predecessor or WAC to significantly curtail or cease operations.

                           These factors raise substantial doubt about the ability of the Predecessor to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 2.   PROPERTY AND         A summary of property and equipment as of  December
      EQUIPMENT            3, 1997 is as follows:


                           December 3, 1997
                           -------------------------------------------------------------
                           Computers, software and equipment                  $650,557
                           Less:. Accumulated depreciation and
                            amortization                                       424,782
                           -------------------------------------------------------------
                                                                              $225,775
                           =============================================================

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


 3.   NOTES PAYABLE

                           December 3, 1997
                           -------------------------------------------------------------
                           Bridge loan payable to stockholders              $1,650,000
                           Technology obligation                               186,667
                           -------------------------------------------------------------
                                                                             1,836,667
                           Less:   Current portion                              70,000
                           -------------------------------------------------------------
                           Long-term portion                                $1,766,667
                           =============================================================



                           On December 13, 1996, the Predecessor received a Bridge Loan totaling $1,000,000 from two preferred stockholders. Additional advances of $650,000 were made under the Bridge Loan during the eleven-month period ended December 3, 1997 ($500,000 in January 1997 and $50,000 in June 1997 were received from the same preferred stockholders; and $100,000 was received in May 1997 from an affiliated person of a stockholder). These advances under the Bridge Loan were granted in return for convertible promissory notes and options at $0.88 per share on 500,000 shares of the Predecessor's common stock held by a founder and officer of the Predecessor as of December 31, 1996 (825,000 shares at December 3, 1997). Such options remain exercisable for 36 months, but terminate immediately upon the consummation of an initial public offering of the Predecessor's capital stock or any consolidation or merger by the Predecessor or any sale, conveyance or disposition of all or substantially all of the assets of the Predecessor; such an event occurred on December 3, 1997 when the Predecessor consummated a merger (Note
                           10). The loan bears interest at a rate of 9% from the date of the advances. Accrued interest is approximately $141,000 at December 3, 1997.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





                           In June 1997, the Predecessor renegotiated the terms of the Bridge Loan to convert it to a three year loan bearing interest at 7.5% and the option to convert into common stock based on the conversion price of $8.75, $10.00 and $11.25 in each of the three years following consummation of the merger of the Predecessor into Worlds Inc. (formerly Worlds Acquisition Corp) (see Note 10). The loan will not be payable until the earlier of maturity or conversion. The holders of the loan will also receive warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price equal to $5.00 per share. The noteholders had the option to convert the outstanding principal balance and unpaid accrued interest into Predecessor's equity securities at the closing of Predecessor's next round of equity financing, at the price per share of such equity securities. There is no conversion benefit associated with the convertible promissory notes and the options associated with the bridge note financing.

                           On January 3, 1995, the Predecessor purchased technology for $750,000 under a license agreement with Kinetic Effects, Inc. ("Kinetic") and Simon Fraser University of British Columbia ("SFU"). At December 31, 1996, the Predecessor had an obligation to make monthly payments of $10,000 ($6,667 to SFU and $3,333 to Kinetic) through November 2000. The purchased technology was charged to research and development expense in 1995. This obligation was renegotiated downward in August 1997 to $186,667, with monthly payments to Kinetic of $3,333 over 56 months. Kinetic is an entity affiliated with a prior officer and current shareholder of the Predecessor. In September 1997, the Predecessor renegotiated the terms with SFU. In exchange for the removal of exclusivity rights on the technology, $373,333 of the debt was forgiven and has been included within the extraordinary item of $389,285 in the statement of operations for the period ended December 3, 1997.

                           Approximate maturities of long-term debt over the next four years are as follows:


                           -------------------------------------------------------------
                           1998                                             $   70,000
                           1999                                                 40,000
                           2000                                              1,690,000
                           2001                                                 36,667
                           =============================================================

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


 4.   LEASE COMMITMENTS    The Predecessor has no lease commitments as of
                           December 3, 1997.

                           Rent expense for office space, computers and office equipment was approximately $312,000 for the period ended December 3, 1997 and $1,487,000 for the year ended December 31, 1996.



 5.   STOCKHOLDERS'        Preferred Stock
      DEFICIT

                           Each share of Series A and Series B preferred stock is convertible, at the option of the holder, into fully paid shares of common stock. The conversion rate is based upon the original purchase price, subject to adjustments for stock dividends, stock splits, and capital reorganizations and price based antidilution, currently one-to-one.

                           Each share of Series A and Series B preferred stock automatically converts to common stock upon the affirmative vote of the majority of the outstanding preferred stock or the closing of an underwritten public offering of shares of the Predecessor's common stock resulting in total proceeds of at least $15,000,000. The holders of the preferred stock are entitled to one vote on an "as if converted" basis.

                           Holders of Series A and Series B preferred stock are entitled to receive dividends, prior and in preference to any declaration or payment of any dividends on common stock, at the rate of $0.39 for Series A and $0.79 for Series B per share per annum. Such dividends are not cumulative, except in the event that the Predecessor does not enter into an initial public offering of at least $15,000,000 in proceeds to the Predecessor on or before May 31, 1998, in which case the dividends are cumulative effective May 31, 1998, and are payable when and if declared by the Predecessor's Board of Directors in cash legally available for distribution, or in stock, if no cash is legally payable. As of December 3, 1997, no dividends have been declared.

                           In the event of liquidation, consolidation, merger, or winding up of the Predecessor prior to conversion, holders of preferred stock are entitled to receive, in preference to the holders of common stock, an amount equal to their liquidation amount or a pro rata share of the remaining assets, based on their ownership of the Predecessor. As of December 3, 1997, the aggregate liquidation preference was approximately $16,657,000.

                                                     WORLDS INC. - PREDECESSOR
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                                 NOTES TO FINANCIAL STATEMENTS


                           A Series A preferred stock investor also has a stock warrant which provides the right to purchase shares of Series A preferred stock sufficient to bring its holdings on a fully diluted basis to 21% of the Predecessor's shares. The warrant expires in the event of a qualified public offering or when the holder of preferred stock no longer chooses to exercise its existing antidilution rights. The warrant is exercisable at fair market value at date of exercise. As a result of the merger described in
                           Note 10, such warrants were extinguished and the preferred stock described above (as well as the Predecessor's common stock) was exchanged for 1,999,996 shares of WAC.

                           Stock Option Plan

                           Prior to the mergers described in Note 10, the Predecessor had reserved 4,500,000 shares of common stock for issuance under the 1994 Amended and Restated Stock Option Plan (the "Plan"), which authorized the granting of incentive and nonstatutory stock options to employees and consultants of the Predecessor. Under this Plan, the Predecessor's Board of Directors would grant stock options at prices not less than 85% of fair value. The options were all immediately exercisable and were subject to vesting at times and in increments as specified by the Predecessor's Board of Directors. Options generally vested over three years and expired 10 years from date of grant.


                           The Predecessor applies APB Opinion No. 25,
                           "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the Plan. Under APB Opinion No. 25, because the exercise price of the Predecessor's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. Compensation or other expense is recorded based on intrinsic value (excess of current price over exercise price on date of grant) for employees, and fair value of the option awards for others.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





                           FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires the Predecessor to provide pro forma information regarding net loss as if compensation cost for the Predecessor's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement No.
                           123. The Predecessor estimates the fair value of each stock option at the grant date by using the minimum value approach with the following weighted-average assumptions used for grants in 1996 and 1997, respectively; no dividend yield for any year; near-zero volatility for both years; risk-free interest rates of 6.6% for both years; and expected lives ranging from 1 month to 3 years.

                           Under the accounting provisions of FASB Statement No. 123, the Predecessor's net loss would have been adjusted to the pro forma amounts indicated below:

                                     Year ended     Period ended
                                    December 31,    December 3,
                                        1996            1997
-----------------------------------------------------------------
Net loss:
  As reported                       $(10,186,952)   $(2,265,776)
  Pro forma                          (10,242,063)    (2,328,421)
=================================================================


                           The fair value of options granted in 1996 was $133,245; there were no options granted in 1997.

                           The following table summarizes the stock option activity:



                                                       Options
                             Options                 outstanding                Weighted
                          available for  -----------------------------------  average price
                              grant           Shares       Price per share      per share
-------------------------------------------------------------------------------------------
Balance, January 1, 1996     668,245           969,902        $.01-.43           $.379
Options authorized         1,000,000                --              --              --
Options granted           (1,171,000)        1,171,000         .43-.88             .82
Option exercised                  --          (261,386)        .20-.88             .43
Options canceled             489,704          (489,704)        .20-.88             .55
----------------------------------------------------------------------------------------
Balance,
December 31, 1996            986,949         1,389,812         .20-.88             .68
Options granted                   --                --              --              --
Options exercised                 --                --              --              --
Options canceled                  --                --              --              --
----------------------------------------------------------------------------------------
Balance,
December 3, 1997             986,949         1,389,812         .20-.88             .68
========================================================================================


As a result of the mergers described in Note 10, the Plan and all options thereunder were terminated and a new stock option plan, as described in Note 10, was adopted.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


 6.   RELATED PARTY        For the year ended December 31, 1996, $1,276,780
      REVENUE              of revenues  from technology development contracts
                           were attributable to three preferred stockholders of Predecessor. There was no related party revenue for the period ended December 3, 1997.



 7.   INCOME FROM SALE     In March 1997, Predecessor sold certain of its
      OF TECHNOLOGY        internally developed computer software programs for
                           net proceeds of $260,100.



 8.   INCOME TAXES         From its inception, the Predecessor has generated
                           losses for both financial reporting and tax purposes. As of December 3, 1997, the
                           Predecessor's net operating losses for Federal income tax purposes were approximately $19 million, and expire between the years 2009 and 2012. For state income tax purposes, as of December 3, 1997, the Predecessor had net operating loss carryforwards of approximately
                           $14.8 million for the State of California which will expire 2002. As of December 3, 1997, the combined Federal and state tax benefit of the net operating loss carryforwards is approximately $7.3 million and the deferred tax asset relating to accounting differences for depreciation, certain accrued expenses and technology costs was approximately $300,000. This deferred tax asset totaling $7.6 million has been completely offset by a valuation allowance since management cannot determine that it is more likely than not that the deferred tax asset can be realized. The use of such net operating loss carryforwards will be subject to annual limits if the Predecessor has incurred an "ownership change". In general, an ownership change occurs if, during any three-year test period, the aggregate of all increases in percentage ownership by stockholders is more than 50%. Upon completion of the merger discussed in
                           Note 10, such an "ownership change" occurred.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS





                           The provision for income taxes for the year ended December 31, 1996 and the period ended December 3, 1997 consists of:



                                                                               Period
                                                                Year ended     ended
                                                               December 31,   December 3,
                                                                   1996         1997
                           -------------------------------------------------------------
                           Foreign income taxes withheld (a)      $105,000       $   -
                           State income taxes - current             10,000       5,000
                           -------------------------------------------------------------
                                                                  $115,000      $5,000
                           =============================================================



                           (a) Foreign income taxes withheld relates to two preferred stockholders located in Japan.



                           The Predecessor has $156,000 in research credits available to reduce future Federal income taxes which expire between the years 2009 and 2011. Due to the merger, this carryforward will be substantially reduced.


 9.   CONTINGENCIES        In 1996, the Predecessor incurred lawsuit
                           settlement expenses totalling $509,200, of which $154,000 is included in accrued liabilities at December 3, 1997. These settlement expenses relate principally to claims by former employees and are exclusive of legal fees included in general and administrative expenses in the accompanying financial statements.

                           The Predecessor is currently a defendant in two lawsuits filed by a former employee of
                           Predecessor:  Fraser v. Knowledge Adventure
                           Worlds, Inc. d/b/a Worlds Inc., et al., San
                           Francisco Superior Court No. 974470 ("State Court Action"); and Fraser v. Worlds Inc., U.S. District Court, Northern District of California No. C97-0277 CW ("Federal Action").

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


                           In the State Court Action filed in December 1995, Fraser alleged various contract and tort claims for wrongful termination and sought damages ranging from $500,000 to $2,000,000. Pursuant to mediation in July 1996, the parties reached a tentative settlement. In February 1997, parties again reached a tentative settlement, this time in connection with both the State Court and Federal Actions. Pursuant to terms of the stipulated settlement, Fraser filed a motion for entry of judgment. The Predecessor filed its opposition to this motion and, at a hearing on December 4, 1997, the Court again ruled in favor of the Predecessor and approved the Predecessor's proposed version of the settlement agreement which, among other things, would terminate both the State Court and Federal Actions. On December 18, 1997, Fraser filed a motion for reconsideration and a motion to take discovery. The Court again ruled in favor of the Predecessor and denied Fraser's motions at a hearing on January 22, 1998.

                           In the Federal Action, filed in January 1997, Fraser asserted claims for damages of $200,000 in connection with the use of "Worlds" name on the World Wide Web. On September 26, 1997, Fraser filed a motion requesting enforcement of his version of the terms of the tentative settlement of February 1997. On October 23, 1997, Fraser also moved for a temporary restraining order and a preliminary injunction. The Predecessor opposed both of Fraser's motions and, on October 31, the Court denied the October 23 motion. On November 7, 1997, the Court also denied Fraser's motion of September 26, and ordered the parties to participate in a settlement conference, scheduled for January 5, 1998. That conference has now been continued to April 13, 1998.

                           Predecessor management and counsel believe that the maximum additional liability for resolution of these two lawsuits would be approximately $150,000, which amount has been included in accrued expenses at December 3, 1997.

                           During February 1998, the Predecessor was named as a defendant in a lawsuit filed by a former employee of Predecessor seeking damages of approximately $70,000 (plus interest and fees) relating to termination of an employment contract. The lawsuit is in the pre-discovery phase. Management believes that settlement, if any, would not have a material adverse effect on Predecessor's financial position or results of operations.

                                                       WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


 10.   MERGER             On December 3, 1997, the Predecessor was merged with
                          and into Worlds Inc. (formerly Worlds Acquisition
                          Corp.) ("WAC") in a series of related transactions which included the simultaneous merger with and into Academic Computer Systems, Inc., a New Jersey corporation ("Academic") (the "Mergers") and a private offering of WAC's securities (the "Private
                          Placement"). All of the common and preferred stock of the Predecessor were exchanged for 1,999,996 shares of WAC. WAC was incorporated in Delaware on April 8, 1997 to engage in designing, developing and marketing three-dimensional ("3D") music oriented Internet sites on the World Wide Web. These web sites are anticipated to utilize 3D technologies developed by the Predecessor. During the period ended December 3, 1997,
                          WAC advanced the Predecessor $561,397 for working capital. Such advance is noninterest bearing with no fixed repayment terms. Academic was an inactive company with no operations. Academic voluntarily reported under the Securities Exchange Act of 1934
                          "Exchange Act"). The combined entity that resulted from the Mergers (the "Combined Entity") intends to continue reporting under the Exchange Act. While no trading market existed for the securities of Academic, or currently exists for the securities of the Combined
                          Entity, the Combined Entity intends to cause its common stock to be traded on the Bulletin Board.


                          As a result of the Mergers, the Combined Entity now has a Stock Option Plan (the "Option Plan") as an incentive for, and to encourage share ownership by, its officers, directors and other key employees and/or consultants and potential management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 1,000,000 shares of common stock (subject to adjustment in certain circumstances) may be granted under the Option Plan. The Option Plan also allows for the granting of stock appreciation rights ("SARs") in tandem with, or independently of, stock options. Any SARs granted will not be counted against the 1,000,000 limit. WAC granted 165,000 options to a director and employees during 1997.