Form 10QSB
period 1998-03-31
WORLDS INC
filed 1998-05-15
CIK 1961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    [X] Quarterly report pursuant to Section
                          13 or 15(d) of THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                         Commission file number 2-31876

                                   WORLDS INC.
        (Exact name of small business issuer as specified in its charter)

                                   NEW JERSEY
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   13-3768554
                        (IRS EMPLOYER IDENTIFICATION NO.)

                   15 UNION WHARF, BOSTON, MASSACHUSETTS 02109
               (Address of principal executive offices)(Zip Code)


                                 (617) 725-8900
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares of Common Stock outstanding was 16,149,996 shares as of May 14, 1998

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.








                                              WORLDS INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)



























                                                           FINANCIAL STATEMENTS
                                          PERIOD FROM APRIL 8, 1997 (INCEPTION)
                                                              TO MARCH 31, 1998

                                                        WORLDS INC.
                                   (A DEVELOPMENT STAGE ENTERPRISE)

























===============================================================================
                                                            FINANCIAL STATEMENTS
                                           PERIOD FROM APRIL 8, 1997 (INCEPTION)
                                                               TO MARCH 31, 1998

                                                                 WORLDS INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                                    CONTENTS







WORLDS INC. (THE "COMPANY")

FINANCIAL STATEMENTS (UNAUDITED):
   Balance sheets                                                    F-3
   Statements of operations                                          F-4
   Statement of stockholders' deficit                                F-5
   Statements of cash flows                                          F-6
   Summary of accounting policies                             F-7 - F-10
   Notes to financial statements                             F-11 - F-14


WORLDS INC. ("PREDECESSOR")
 [Predecessor company - information prior to date of merger with the Company herein disclosed]:

FINANCIAL STATEMENTS (UNAUDITED):
   Statements of operations                                         F-17
   Statements of cash flows                                         F-18
   Summary of accounting policies                            F-19 - F-21
   Notes to financial statements                             F-22 - F-23




                                                                                                       WORLDS INC.
                                                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                                    BALANCE SHEETS



                                                                                       December 31, 1997           March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    (Unaudited)
ASSETS
CURRENT:
   Cash and cash equivalents                                                                 $3,541,829               $2,821,472
   Trade receivables, less allowance for doubtful accounts of
      $140,318 and $140,318                                                                         538                        -
   Prepaid expenses and other current assets                                                     74,175                   47,438
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                               3,616,542                2,868,910
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION                                                                                 209,452                  155,411
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $3,825,994               $3,024,321
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT:
   Accounts payable                                                                          $  568,707               $  203,429
   Accrued expenses                                                                             592,250                  759,350
   Advanced customer billings and deferred revenue                                              436,140                  436,140
   Current maturities of notes payable                                                          269,333                  291,886
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                          1,866,430                1,690,805
LONG-TERM PORTION, NOTES PAYABLE                                                              1,968,333                1,937,500
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                                  3,834,763                3,628,305
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT (NOTES 2 AND 3):
   Common stock, $.001 par value - shares authorized
      30,000,000; outstanding 16,119,996 and 16,149,996                                          16,120                   16,150
   Additional paid-in capital                                                                 6,661,582                6,688,052
   Deficit accumulated during the development stage                                          (6,686,471)              (7,308,186)
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' DEFICIT                                                           (8,769)                (603,984)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $3,825,994               $3,024,321
------------------------------------------------------------------------------------------------------------------------------------

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





                                                                                                       WORLDS INC.
                                                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                                              STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                                Cumulative, period
                                                                                   Three months ended           from inception to
                                                                                     March 31, 1998             March 31, 1998 (a)
------------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                             $      4,002                 $      5,422
COSTS AND EXPENSES:
   Cost of revenues                                                                            (2,601)                      (2,601)
   Selling, general and administrative                                                       (548,340)                  (1,223,370)
   Research and development                                                                  (231,912)                    (231,912)
   Acquired research and development                                                                 -                  (6,135,538)
------------------------------------------------------------------------------------------------------------------------------------
        OPERATING LOSS                                                                       (778,851)                  (7,587,999)
OTHER INCOME (EXPENSES):
   Interest income                                                                              41,938                       55,531
   Interest expense                                                                           (36,456)                     (53,148)
------------------------------------------------------------------------------------------------------------------------------------
        LOSS BEFORE EXTRAORDINARY ITEM                                                       (773,369)                  (7,585,616)
EXTRAORDINARY ITEM - GAIN ON DEBT SETTLEMENT                                                  151,654                      277,430
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                                               $(7,308,186)
------------------------------------------------------------------------------------------------------------------------------------
LOSS PER SHARE (BASIC AND DILUTED):
   Loss before extraordinary item                                                        $        (.05)
   Extraordinary item                                                                              .01
-----------------------------------------------------------------------------------------------------------
        NET LOSS PER SHARE (BASIC AND DILUTED)                                           $        (.04)
-----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                                                        16,149,996
------------------------------------------------------------------------------------------------------------------------------------

--------------

(a)   Includes the results of Predecessor and Academic (from December 4, 1997)
      which were merged into the Company on December 3, 1997.
------------------------------------------------------------------------------------------------------------------------------------

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




                                                                                                        WORLDS INC.
                                                                                   (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                 STATEMENT OF STOCKHOLDERS' DEFICIT



Period from April 8, 1997 (inception) to March 31, 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit
                                                                                                  accumulated
                                                      Common Stock                                 during the       Total
                                            -------------------------------       Additional      development   stockholders'
                                               Shares              Amount      paid-in capital       stage         deficit
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to
   founding stockholders                      8,400,000          $  8,400      $   195,600      $          -   $     204,000
Sale of shares in private offering
   memorandum and shares
   issued to placement agent
   (Note 3)                                   4,810,000             4,810        3,689,866                 -       3,694,676
Issuance of shares to Academic
   Computer Systems, Inc.
   (Note 2)                                     910,000               910          557,116                 -         558,026
Issuance of shares pursuant to
   merger with Predecessor
   (Note 2)                                   1,999,996             2,000        1,998,000                 -       2,000,000
Capital contribution resulting
   from forgiveness of debt to
   shareholders of Predecessor                        -                 -          221,000                 -         221,000
Net loss for the period April 8 to
   December 31, 1997                                  -                 -                -       (6,686,471)     (6,686,471)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                   16,119,996            16,120        6,661,582       (6,686,471)         (8,769)
Additional sale of shares in
   private offering memorandum
   (January 1998)                                30,000                30           26,470                 -          26,500
Net loss for the three months
   ended March 31, 1998
   (unaudited)                                        -                 -                -         (621,715)       (621,715)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998
   (UNAUDITED)                               16,149,996           $16,150       $6,688,052      $(7,308,186)      $(603,984)
-------------------------------------------------------------------------------------------------------------------------------

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





                                                                                                       WORLDS INC.
                                                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                                              STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                                                Cumulative, period
                                                                                   Three months ended           from inception to
                                                                                     March 31, 1998             March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                 $  (621,715)             $(7,308,186)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                            54,041                   70,364
        Gain on debt settlement                                                                (151,654)                (277,430)
        Acquired research and development                                                             -                6,135,538
        Changes in operating assets and liabilities, net of effects from merger with Predecessor and Academic:
              Trade receivables                                                                     538                        -
              Prepaid expenses and other assets                                                  26,737                  120,453
              Accounts payable and accrued expenses                                             (46,524)                 167,837
------------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN OPERATING ACTIVITIES                                          (738,577)              (1,091,424)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to founding stockholders                                        -                  204,000
   Proceeds from sale of common stock in private offering
      memorandum                                                                                 26,500                3,721,176
   Payments on note payable                                                                      (8,280)                 (12,280)
------------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                                        18,220                3,912,896
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (720,357)                2,821,472
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                3,541,829                        -
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $2,821,472              $ 2,821,472
------------------------------------------------------------------------------------------------------------------------------------

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


                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------


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



BASIS OF PRESENTATION                   The accompanying  financial statements
                                        are unaudited; however,  in the opinion
                                        of  management,  all  adjustments
                                        necessary for a fair statement  of
                                        financial position and results for the stated periods have been included.
                                        These  adjustments  are  of  a  normal
                                        recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the Company for the year ended December
                                        31, 1997 and for the Predecessor for the period ended December 3, 1997.

                                        The financial statements include the
                                        results of Predecessor and Academic from December 4, 1997, the date of the Mergers (the "Merger Date").

                                                                     WORLDS INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE

                                                  SUMMARY OF ACCOUNTING POLICIES

-------------------------------------------------------------------------------

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



FAIR VALUE OF FINANCIAL                 The carrying amounts of financial
INSTRUMENTS                             instruments, including cash and
                                        short-term debt, approximated fair value as of March 31, 1998 because of the relatively short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of March 31, 1998, based upon estimates for similar debt issues.



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

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES


-------------------------------------------------------------------------------


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

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES

-------------------------------------------------------------------------------


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



COMPREHENSIVE INCOME                    Effective January 1, 1998, the Company
                                        adopted SFAS No. 130, "Reporting
                                        Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Adoption of the standard has had no effect on financial statement disclosures.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

    1.   GOING CONCERN                  As discussed in Note 3, the Company
                                        completed a private placement raising
                                        gross proceeds of $4,415,000 and
                                        consummated a merger agreement with a
                                        development stage enterprise,
                                        Predecessor. Predecessor had not
                                        generated significant revenues from
                                        operations and had an accumulated
                                        deficit from inception to the Merger
                                        Date of $21,236,139 and a capital
                                        deficit of $4,135,538. The acquisition
                                        of Predecessor by the Company was
                                        accounted for as a purchase.
                                        Accordingly, $6,135,538, the portion of
                                        the purchase allocable to in- process
                                        research and development projects that
                                        had not reached technological
                                        feasibility and had no probable
                                        alternative future uses, was expensed by the Company at the date of merger.

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

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


    2.   THE MERGERS                    On December 3, 1997, Predecessor was
                                        merged with and into WAC in a series of
                                        related transactions which included a
                                        simultaneous capital transaction between the Company and Academic (the "Mergers") and a private offering of WAC's securities (the "Private Placement"). In both the merger with Predecessor and the capital transaction with Academic, WAC was the acquiror for accounting purposes.

                                        The acquisition of Predecessor was
                                        accounted for as a purchase whereby all
                                        of the common and preferred stock of
                                        Predecessor were exchanged for 1,999,996 shares of WAC. The shares issued to Predecessor common and preferred shareholders were valued at $1.00 per share which represented the share value in the private placement that occurred during this time period (see Note 3); a purchase price of approximately $2,000,000. The exchange ratio was determined after extensive negotiation between management of Predecessor and WAC. Predecessor was a development stage company, had not generated significant revenues from operations and had an accumulated deficit from inception to December 3, 1997 of $21,236,139 and a capital deficit of $4,135,538. The
                                        assets acquired of Predecessor (cash,
                                        prepaid expenses, property and
                                        equipment) were recorded at fair market
                                        value which approximated book value at
                                        December 3, 1997, and, as discussed in
                                        Note 1 above, since technological
                                        feasibility of the various Predecessor
                                        technologies acquired had not been
                                        established, the excess purchase price
                                        over Predecessor's capital deficit of
                                        $6,135,538 was expensed as acquired
                                        research and development.

                                        Academic was an inactive company with no operations. The value assigned to the 910,000 shares in the capital transaction with Academic on December 3, 1997 represented Academic's net tangible assets (primarily cash) of $558,026. Academic voluntarily reported under the Securities Exchange Act of 1934 (the "Exchange Act").

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

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS


-------------------------------------------------------------------------------


    3.   THE PRIVATE PLACEMENT          The Private Placement called for WAC to
                                        offer for sale a maximum of 50 units
                                        (57-1/2 with the over-allotment), each
                                        consisting of 120,000 shares of WAC's
                                        common stock (the "Units") at a price of $120,000 per Unit. In connection with the Private Placement, the placement agent was to receive one warrant to purchase one share of WAC's common stock at $1 per share for every $40 of gross proceeds from the sale of the Units. On
                                        November 21, 1997, WAC sold 31.67 Units
                                        with gross proceeds of $3,800,000
                                        (3,800,000 shares) (the "Initial Private
                                        Placement Closing") and the placement
                                        agent was issued 425,000 shares of
                                        common stock. On December 31, 1997, the
                                        Company sold 4.88 Units with gross
                                        proceeds of $585,000 (585,000 shares).
                                        On January 2, 1998 a further 30,000
                                        shares were issued with gross proceeds
                                        of $30,000. Cumulative net proceeds,
                                        after commissions and expenses of the
                                        offering, aggregated $3,721,176. WAC
                                        agreed to include the shares of common
                                        stock underlying the Units sold in the
                                        Private Placement (the "Private
                                        Placement Shares") in a registration
                                        statement to be filed with the
                                        Securities and Exchange Commission (the
                                        "SEC"). Such registration statement was
                                        declared effective by the SEC on May 1,
                                        1998.




    4.   SUBSEQUENT EVENT               On May 7, 1998, the Company signed a
                                        letter of intent ("Letter of Intent")
                                        with Unity First Acquisition Corp., a
                                        Delaware corporation ("Unity"), whereby
                                        Unity would acquire all of the
                                        outstanding shares of Worlds Inc. (the
                                        "Company") in exchange for shares of its own common stock. The acquisition, if consummated, calls for each share of the Company's stock being converted into
                                        .357 shares of Unity's common stock. At
                                        that point, the Company would
                                        "reverse-merge" into Unity which would
                                        then change its name to "Worlds Inc."
                                        The Company's current management will
                                        continue as management following the
                                        transaction.

                                                                     WORLDS INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                   NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


                                        Unity is a "blank check" company with no operations, formed in May 1996 for the sole and exclusive purpose of acquiring an operating business. Certain of Unity's management and stockholders are stockholders of the Company. In the aggregate, directly and indirectly, they own approximately 1.1 million shares of the Company's common stock. Unity's unaudited financial statements as of January 31, 1998 showed that Unity had approximately $6,400,000 in net worth, almost all of which is in the form of cash or cash equivalents. On May 7, 1998, Unity had outstanding 1,875,000 shares of common stock; 1,350,000 Class A warrants exercisable at $5.50 per share; and 1,350,000 Class B warrants exercisable at $7.50 per share. Unity also has 125,000 underwriter's warrants outstanding, exercisable at a price of $6.60 per warrant to purchase up to a like number of shares of common stock, and Class A and Class B warrants. Unity's common stock is quoted on the Bulletin Board under the symbol "UFAC" and, on May 6, 1997, closed at $4.875.

                                        The Letter of Intent contemplates that
                                        following the consummation of the
                                        transaction, the officers, directors and principal stockholders of the Company and Unity will lock up their shares for twelve months.

                                        The Letter of Intent is not binding on
                                        either corporation. The consummation of
                                        the contemplated transaction is subject
                                        to the Company and Unity agreeing to the terms of a definitive agreement and plan of merger to be negotiated between them and then to the approval of the stockholders of each corporation. Accordingly, no assurance can be given that the transaction discussed herein will ever be consummated or, if a transaction is consummated, that its terms will be as contemplated in the Letter of Intent or favorable to the stockholders of the Company.

                                  WORLDS INC. - PREDECESSOR
                                       (A DEVELOPMENT STAGE
                                                ENTERPRISE)



















                                                            FINANCIAL STATEMENTS
                               Three months Ended March 31, 1997 and Period from
                                  APRIL 26, 1994 (INCEPTION) TO DECEMBER 3, 1997

                                    WORLDS INC. - PREDECESSOR
                                         (A DEVELOPMENT STAGE
                                                  ENTERPRISE)























-------------------------------------------------------------------------------


                                                            FINANCIAL STATEMENTS
                               THREE MONTHS ENDED MARCH 31, 1997 AND PERIOD FROM
                                  APRIL 26, 1994 (INCEPTION) TO DECEMBER 3, 1997

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


FINANCIAL STATEMENTS (UNAUDITED):
   Statements of operations                                             F-17
   Statements of cash flows                                             F-18
   Summary of accounting policies                                F-19 - F-21
   Notes to financial statements                                 F-22 - F-23





                                                                                               WORLDS INC. - PREDECESSOR
                                                                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                                STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Three months ended          Cumulative, period
                                                                                    March 31, 1997            from inception to
                                                                                      (unaudited)             December 3, 1997 (a)
------------------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                         $    39,985                 $ 6,026,691
------------------------------------------------------------------------------------------------------------------------------------
  COSTS AND EXPENSES
   Cost of revenues                                                                       18,603                  11,279,348
   Selling, general and administrative                                                 1,244,093                  10,602,749
   Research and development                                                              311,564                   5,388,340
   Lawsuit settlements                                                                         -                     509,200
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                                       1,574,260                  27,779,637
------------------------------------------------------------------------------------------------------------------------------------
        OPERATING LOSS                                                                (1,534,275)                (21,752,946)
OTHER INCOME AND (EXPENSES):
   Interest income                                                                         9,913                     237,629
   Interest expense                                                                      (36,828)                   (171,082)
   Gain (loss) on disposal of property and equipment                                       6,155                     (79,125)
   Income from sale of technology                                                        260,100                     260,100
------------------------------------------------------------------------------------------------------------------------------------
        LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                               (1,294,935)                (21,505,424)
INCOME TAXES                                                                               2,500                     120,000
------------------------------------------------------------------------------------------------------------------------------------
        LOSS BEFORE EXTRAORDINARY ITEM                                                (1,297,435)                (21,625,424)
EXTRAORDINARY ITEM - GAIN ON DEBT SETTLEMENT                                                   -                     389,285
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                             $(1,297,435)               $(21,236,139)
------------------------------------------------------------------------------------------------------------------------------------
--------------

(a)   Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)
------------------------------------------------------------------------------------------------------------------------------------

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





                                                                                         WORLDS INC. - PREDECESSOR
                                                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                          STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Cumulative, period
                                                                                                            from April 26,
                                                                                  Three months ended        1994 (inception) to
                                                                                    March 31, 1997          December 3, 1997 (a)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $(1,297,435)              $(21,236,139)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           66,370                    721,097
      (Gain) loss on disposal of property and equipment                                       (6,155)                    79,125
      Gain on debt settlement                                                                      -                   (389,284)
      Compensation related to stock options                                                    2,710                    761,453
      Compensation related to common stock issuance                                                -                     58,525
      Licensed technology expense                                                                  -                    750,000
      Changes in operating assets and liabilities:
        Trade receivables                                                                    388,910                          -
        Prepaid expenses and other assets                                                     52,093                   (167,891)
        Accounts payable and accrued liabilities                                            (363,153)                 1,856,619
        Advanced customer billings and deferred revenue                                            -                    436,140
------------------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                                       (1,156,660)               (17,130,355)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                           -                   (999,302)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                          -                    116,857
   Proceeds from issuance of preferred stock, net of issuance costs                                -                 16,163,766
   Advance from Worlds Inc. (formerly Worlds Acquisition Corp.)                                    -                    561,397
   Payments on capital lease                                                                       -                   (116,018)
   Payments on note payable                                                                  (40,000)                  (190,000)
   Proceeds from note payable                                                                500,000                  1,650,000
------------------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                      460,000                 18,186,002
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (696,660)                    56,345
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               894,692                          -
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $   198,032               $     56,345
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                         $         -               $     23,916
   Income taxes paid                                                                               -                      5,620
------------------------------------------------------------------------------------------------------------------------------------
DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
   In the quarter ended March 1997, as part of the restructuring of operations, the Predecessor disposed of property and equipment with a net book value of $252,180, which included $138,439 of equipment under capital leases. The related capital lease obligations, totaling $123,013, were assumed by the lessor and a party which acquired certain assets used in the Predecessor's prior Seattle operations.  The agreement with this party also resulted in a reduction of trade payables totaling $87,226.
------------------------------------------------------------------------------------------------------------------------------------
--------------

(a)Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)
------------------------------------------------------------------------------------------------------------------------------------

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


                                                      WORLDS INC. - PREDECESSOR
                                               (A DEVELOPMENT STAGE ENTERPRISE)

                                                 SUMMARY OF ACCOUNTING POLICIES

-------------------------------------------------------------------------------


NATURE OF BUSINESS Worlds Inc. (the "Predecessor") was incorporated under the laws of Delaware on April 26, 1994. The Predecessor was formed to develop and commercialize 3D multi-user tools and technologies for the Internet market. The Predecessor is in the development stage and, as such, has not generated significant revenues from operations.



BASIS OF PRESENTATION                   The accompanying financial statements
                                        are unaudited; however, in the opinion
                                        of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the Predecessor for the period ended December 3, 1997.

                                        The accompanying financial statements
                                        have been prepared assuming that the
                                        Predecessor will continue as a going
                                        concern. The Predecessor is in the
                                        development stage (see Note 1) and has
                                        suffered recurring losses from
                                        operations since its inception that
                                        raises substantial doubt about its
                                        ability to continue as a going concern.
                                        The financial statements do not include
                                        any adjustments that might result from
                                        the outcome of this uncertainty. As more fully described in Note 2, on December 3, 1997, the Predecessor consummated a merger agreement with Worlds Inc. (formerly Worlds Acquisition Corp.) ("WAC"), a company which had completed a private placement offering of securities.

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

                                                      WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                 SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------


RESTRUCTURING OF OPERATIONS             Due to recurring losses, insufficient
                                        revenue, a working capital deficit and a net stockholders' deficit, the
                                        Predecessor's management made
                                        significant reductions in operations in
                                        February 1997 that are reflected in the
                                        Predecessor's financial statements for
                                        the period ended December 3, 1997. In
                                        March 1997, the Predecessor engaged an
                                        outside management firm to assist with
                                        the downsizing of operations which has
                                        included a major reduction in employees
                                        and a consolidation of all operations to one location in San Francisco.



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



SOFTWARE DEVELOPMENT COSTS              Software development costs are charged
                                        to expense when incurred until the
                                        technological feasibility of the product has been established. After technological feasibility has been established, any additional costs would be capitalizable in accordance with SFAS
                                        No. 86. No such costs have been
                                        capitalized to date.



RESEARCH AND DEVELOPMENT COSTS          Research and development costs are
                                        expensed as incurred.

                                                      WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                 SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------

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



CONCENTRATION OF CREDIT RISK            The Predecessor derives revenues from
                                        corporate customers in a variety of
                                        industries. For the periods ended March
                                        31, 1997 and December 3, 1997, no
                                        individual customer accounted for more
                                        than 10% of revenues.



NEW ACCOUNTING STANDARDS                Effective January 1, 1996, the
                                        Predecessor adopted the provisions of
                                        SFAS No. 123, "Accounting for
                                        Stock-Based Compensation". Under this
                                        standard, companies are encouraged, but
                                        not required, to adopt the fair value
                                        method of accounting for employee
                                        stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
                                        Companies are permitted to continue to
                                        account for employee stock-based
                                        transactions under Accounting Principles
                                        Board Opinion ("APB") No. 25,
                                        "Accounting for Stock Issued to
                                        Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method has been adopted. The Predecessor has elected to continue to account for stock-based compensation under APB No.
                                        25.

                                                      WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


    1.   GOING CONCERN                  The accompanying financial statements
                                        have been prepared on a going- concern
                                        basis, which contemplates the
                                        realization of assets and the
                                        satisfaction of liabilities in the
                                        normal course of business. As shown in
                                        the financial statements, the
                                        Predecessor, as of December 3, 1997, had incurred recurring losses since inception totaling $21,236,139. As discussed in Note 2, on December 3,
                                        1997, the Predecessor consummated a
                                        merger agreement with WAC, a company
                                        which had completed a private placement
                                        offering of securities whereby
                                        $4,415,000 of gross proceeds was raised.

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

                                                      WORLDS INC. - PREDECESSOR
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


    2.   MERGER                         On December 3, 1997, the Predecessor was
                                        merged with and into Worlds Inc.
                                        (formerly Worlds Acquisition Corp.)
                                        ("WAC") in a series of related
                                        transactions which included the
                                        simultaneous merger with and into
                                        Academic Computer Systems, Inc., a New
                                        Jersey corporation ("Academic") (the
                                        "Mergers") and a private offering of
                                        WAC's securities (the "Private
                                        Placement"). All of the common and
                                        preferred stock of the Predecessor were
                                        exchanged for 1,999,996 shares of WAC.
                                        WAC was incorporated in Delaware on
                                        April 8, 1997 to engage in designing,
                                        developing and marketing
                                        three-dimensional ("3D") music oriented
                                        Internet sites on the World Wide Web.
                                        These web sites are anticipated to
                                        utilize 3D technologies developed by the Predecessor. Academic was an inactive company with no operations. Academic voluntarily reported under the
                                        Securities Exchange Act of 1934
                                        "Exchange Act"). The combined entity
                                        that resulted from the Mergers (the
                                        "Combined Entity") intends to continue
                                        reporting under the Exchange Act. While
                                        no trading market existed for the
                                        securities of Academic, or currently
                                        exists for the securities of the
                                        Combined Entity, the Combined Entity
                                        intends to cause its common stock to be
                                        traded on the Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products, competitive factors and other risks as stated in other of the Company's public filings with the Securities and Exchange Commission.

     The Company was originally formed on May 20, 1998. Since 1975 the Company has been inactive with no operations and its only income has come from interest and dividends. Following the contemporaneous mergers (the "Mergers") of Worlds Inc, a Delaware corporation formed on April 26, 1994 ("Predecessor"), with and into Worlds Acquisition Corp., a Delaware corporation formed on April 8, 1998 ("WAC") and of WAC with and into the Company, then called Academic Computer Systems, Inc., which changed its name to Worlds Inc., the Company is engaged in the business and operations formerly conducted by Predecessor. Accordingly, a discussion and analysis of the Company's financial condition and results of its operations would be of limited import to any reader as it would only cover activities (or lack thereof) which have no meaning in the context of the Company's current operations. Thus, included herein is a discussion and analysis of, and comparison to, the financial condition and results of the operations of Predecessor's pre-Mergers operations. The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere herein.


BACKGROUND


     Predecessor was formed in April 1994 to design, develop and commercialize 3D multi-user tools and technologies for the Internet market. From inception through 1997, Predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, and research and development. In the third quarter of 1996, Predecessor launched its first commercial user-oriented 3D chat site, Worlds Chat 1.0 and began selling the client interface software through direct sales channels. In October of 1996, Predecessor introduced its first commercial toolset for developing 3D multi-user applications. In the first quarter of 1997, after an unsuccessful effort to raise capital, Predecessor became insolvent and released most of its personnel, and management sought to sell Predecessor and/or its technology.

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

     Predecessor (and now the Company), classified its expenses into three broad groups: (i) research and development; (ii) cost of revenues; and (iii) selling, general and administrative. Revenues consisted primarily of production service activities and sales of technology licenses.

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



PLAN OF OPERATION

     During the next twelve months of operation the Company intends to (i) refine and commercialize the technology of Predecessor by producing interactive, 3D, music related websites and distribute access to these web sites on enhanced compact discs ("CD+") of various recording artists via traditional retail record outlets, working in conjunction with major record labels, (ii) provide the Company's proprietary 3D toolsets to aid programmers in the creation of unique 3D user experiences on the Internet, and (iii) offer the Company's 3D technology for non-music applications such as corporate intranets.

     The Company is presently completing work on Worlds Platinum, the latest version of the Company's 3D internet software, to adapt it for distribution and use on CD+ media. The Company is also in discussions with several major record labels and companies for them to distribute Worlds Platinum, along with music related web site access and graphics files co-authored by the Company and the particular record label or company. While the Company foresees no particular obstacle to completing work on Worlds Platinum, the development of software is inherently fraught with unforeseen delays resulting from bugs, lack of coordination among development staff, integration with other software and hardware, and general design flaws, among other problems. In addition, the Company's strategy of distributing its products on CD+ is wholly dependent upon obtaining distribution agreements with record labels or companies. To date, the Company has no such agreements and does not expect to have any until it can demonstrate that it has successfully adapted Worlds Platinum for distribution on CD+ media as planned.

     The Company's present cash resources are insufficient to meet the requirements of its business plan over the next twelve months, however, if substantially all of the shares currently being offered by the Company are sold or if the Company successfully completes its anticipated merger with Unity First Acquisition Corp, the Company will have sufficient cash resources for at least the next twelve months. The Company currently has 7 full-time employees and does not anticipate hiring more than 2-3 additional employees or purchasing additional plant or equipment until product sales increase significantly and additional financing is obtained.



RESULTS OF OPERATIONS OF THE COMPANY

     (Note to Results of Operations. The Predecessor merged into WAC and Academic on December 3, 1997)

     The following data extracted from the attached financial statements compares the results of operations of the Company for the three months ended March 31, 1998 to those of the Predecessor for the three months ended March 31, 1997.




                                        Worlds Inc.      Worlds Inc.-Predecessor

                                                  Three months ended

                                         3/31/98                    3/31/97
                                         -------                    -------


Net Revenue                            $   4,002                     39,985


Costs & Expenses:

         Cost of revenues                 (2,601)                   (18,603)

         Selling, general

         & administrative               (548,340)                (1,244,093)

         Research & development         (231,912)                  (311,564)
                                        ---------                  ---------

Operating Loss                          (778,851)                (1,534,275)


Other Income (Expense):

         Interest income                  41,938                      9,913

         Interest expense                (36,456)                   (36,828)

         Loss on disposal of equipment        -0-                     6,155

         Income from sale of technology       -0-                   260,100
                                         --------                  --------

Loss before taxes & extraordinary item   (773,369)               (1,294,935)


Income taxes                                  -0-                    (2,500)

Extraordinary item - gain
    on debt settlement                    151,654                       -0-
                                          -------                       ---

Net Loss                                 (621,715)               (1,297,435)
                                         ---------               -----------



     In the first quarter of 1998 the company continued the implementation of the new business plan. Significant expenditure was incurred towards completion of the Platinum technology and also with legal and professional fees as the company proceeds with its public share listing. In the first quarter of 1997 Predecessor was insolvent and had failed to raise any additional capital. In January and February the majority of Predecessor's personnel were released and most of its management team resigned. Normal operations of Predecessor ceased and significant wind down costs were incurred.

     The Seattle network operations center and Active Worlds, an earlier generation of Predecessor's technology, were both sold, resulting in gross proceeds of approximately $305,000

     Revenues are nominal and are derived from the company's WorldsChat product. Revenue was $4,002 and had associated direct costs of $2,601 for the three months ended March 31, 1998 compared to $39,985 in revenue and $18,603 of direct costs for the same period in 1997.

     Selling, general and administrative expenses were $548,340 for the three months ended March 31, 1998. This represented a decrease of $695,753 from $1,244,093 compared to the three months ended March 31, 1997. This decrease was directly attributable to the higher costs associated with the Predecessor ceasing normal operations in the first quarter of 1997.

     Research and development costs decreased by $79,652 to $231,912 for the three months ended March 31, 1998 from $311,564 for the three months ended March 31, 1998. This decrease is directly attributable to the company developing technology on three platforms in the first quarter of 1997 and two platforms in 1998. The Activeworlds technology was sold in 1997.

     Other income included $41,938 of interest income in the three months to March 31,1998 earned from the proceeds of the recent share offering. Other income in the three months to March 31, 1997 included interest income of $9,913, the sale of the Activeworlds technology in the amount of $260,100 and a property disposal gain of $6,155 Other expenses included interest expense of $36,456 directly attributable to the Predecessor's notes payable in the three months to March 31, 1998. Interest expenses in the three months to March 31, 1997 were $36,828.

     As a result of the foregoing the Company incurred a net loss of $621,715 for the three months to March 31,1998, compared to a loss $1,297,436 for the three months to March 31,1997 a decrease of 52%.



LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY


     Net cash used by the Company's operating activities from January 1,1998 through March 31, 1998 was $738,577. At March 31, 1998 the Company had cash of $2,821,472; its working capital was $1,750,112.

     On December 3, 1997, Predecessor merged with and into WAC. Contemporaneously, WAC, closed the first round of a private placement of its common stock (the "Private Offering") raising gross proceeds of $3.8 million (of which it netted approximately $3,000,000) and WAC merged with and into the Company, then called Academic Computer Systems, Inc. ("Academic"), an inactive corporation with approximately $600,000 of assets, all in the form of cash or cash equivalents. Thereafter, Academic changed its name to Worlds Inc. The merger of Predecessor into WAC and the subsequent merger of WAC with and into Academic are sometimes hereinafter collectively referred to herein as the "Mergers."

     Prior to the Mergers, the Company had 910,000 shares outstanding. Effective December 31, 1997, the Company closed on an additional $585,000 of gross proceeds from the Private Offering, of which it netted $529,000, and issued an additional 585,000 shares of Common Stock and on January 2, 1998 received an additional $30,000, of which it netted $26,500, and issued an additional 30,000 shares. The total issued and outstanding shares of the Company as of March 31, 1998 is therefore 16,149,996 shares. The terms of the Mergers called for the issuance, in exchange for all of the outstanding shares of WAC (which also included the former shareholders of Predecessor), of an aggregate of 14,000,000 shares of Academic's common stock distributed, as follows: 8,400,000 to the former shareholders of WAC; 1,999,996 to the former shareholders of Predecessor and;

3,800,000 to the investors in the private placement offering. As part of the Merger, the Company issued 425,000 shares as a financial advisory fee to International Capital Growth, Ltd.

     On May 1, 1998 the Securities and Exchange Commission declared effective a registration statement of the Company (as Supplemented on May 7, 1998) covering the Company's sale of 2,000,000 shares of common stock at $1.00 per share and the sale by securityholders of 5,604,375 shares of common stock.

     The Company's capital requirements relating to the development and commercialization of Worlds Platinum have been and will continue to be significant. The Company is dependent on the proceeds of its current offering and other future financings in order to continue in business and develop and commercialize its proposed products.

     The Company anticipates, based on currently proposed business plans and assumptions relating to its operations (including the timetable of, and costs associated with, product development and commercialization), that the proceeds of its current offering, will provide only a portion of the funds necessary to permit the Company to complete product development and commercialization. Satisfactory completion of product development and commercialization will require capital resources substantially greater than the proceeds of its current offering or otherwise currently available to the Company. In addition, as a result of the Mergers by operation of law, the Company assumed the Predecessor's liabilities of approximately $4 million. Although the Company is in the process of negotiating the amount and timing of payment of some of its liabilities, there is no assurance that such negotiations will be successful.



                                     PART II

                                OTHER INFORMATION



ITEM 5.       OTHER INFORMATION.

     On May 7, 1998, the Company signed a Letter of Intent with Unity First Acquisition Corp., a Delaware corporation ("Unity"), whereby Unity would acquire all of the outstanding shares of Worlds Inc. (the "Company") in exchange for shares of its own common stock, par value $.0001 per share. The acquisition, if consummated, calls for each share of the Company's stock being converted into
 .357 shares of Unity's common stock. At that point the Company would "reverse-merge" into Unity which would then change its name to "Worlds Inc." The Company's current management will continue as management following the transaction.

     Unity is a "blank check" company with no operations formed in May 1996 for the sole and exclusive purpose of acquiring an operating business. Certain of Unity's management and stockholders are shareholders of the Company. In the aggregate, directly and indirectly, they own approximately 1.1 million shares of the Company's common stock. Unity's unaudited financial statements as of January 31, 1998 showed that Unity had approximately $6,400,000 in net worth, almost all of which is in the form of cash or cash equivalents. As of the date hereof, Unity had outstanding 1, 875,000 shares of common stock; 1,350,000 Class A Warrants exercisable at $5.50 per share; and 1,350,000 Class B Warrants exercisable at $7.50 per share. Unity also has 125,000 underwriter's warrants outstanding exercisable at a price of $6.60 per warrant to purchase up to a like number of shares of common stock, Class A and Class B warrants. Unity's common stock is quoted on the Bulletin Board under the symbol "UFAC" and on May 6, 1997, closed at $4.875.

     The Letter of Intent contemplates that following the consummation of the transaction the officers, directors and principal shareholders of the Company and Unity will lockup their shares for twelve months.

     The Letter of Intent is not binding on either corporation. The consummation of the contemplated transaction is subject to the Company and Unity agreeing to the terms of a definitive agreement and plan of merger to be negotiated between them and then to the approval of the shareholders of each corporation. Accordingly, no assurance can be given that the transaction discussed herein will ever be consummated, or if a transaction is consummated, that its terms will be as contemplated in the Letter of Intent or favorable to the shareholders of the Company.

     As disclosed above in Item 2, the Company requires additional financing to reach its goals. The Company believes that if the Unity transaction is successfully consummated on its currently proposed terms, the Company will have additional funds to help complete its current projects, although additional financing in the future may be required.

     The Company's management and its largest shareholder, which currently control in the aggregate approximately 49.5% of the Company's common stock, intend to vote in favor of the transaction should it develop to that level.

     The disclosure in this Item 5 is a "forward looking statement" which may never eventuate.





ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.



     (a)      A financial data schedule is filed herewith as an exhibit.



     (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES





     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.



Date: May 14, 1997



                                               WORLDS INC.



                                               By: /s/
                                                   --------------------------
                                                   Thomas Kidrin,
                                                   President, CEO and Treasurer