Form 10QSB
period 1998-06-30
WORLDS INC
filed 1998-08-14
CIK 1961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

The number of shares of Common Stock outstanding was 17,868,531 shares as of June 30, 1998

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                     Worlds Inc.
                                                (a development stage enterprise)

                                                            Financial Statements
                          Period from April 8, 1997 (Inception) to June 30, 1998

                                                                     Worlds Inc.
                                                (a development stage enterprise)

                                                            Financial Statements
                          Period from April 8, 1997 (Inception) to June 30, 1998

                                                                     Worlds Inc.
                                                (a development stage enterprise)


                                                                        Contents

--------------------------------------------------------------------------------



          Worlds Inc. (the "Company")

          Financial statements (unaudited):
             Balance sheets                                                  F-3
             Statements of operations                                        F-4
             Statement of stockholders' deficit                              F-5
             Statements of cash flows                                        F-6
             Summary of accounting policies                           F-7 - F-10
             Notes to financial statements                           F-11 - F-15

          Worlds Inc. ("Predecessor")
             [Predecessor company - information prior to date of
                merger with the Company herein disclosed]:

          Financial statements (unaudited):
             Statements of operations                                       F-18
             Statements of cash flows                                       F-19
             Summary of accounting policies                          F-21 - F-24
             Notes to financial statements                           F-25 - F-26

                                                                     Worlds Inc.
                                                (a development stage enterprise)


                                                                  Balance Sheets

--------------------------------------------------------------------------------

                                                      December 31,     June 30,
                                                          1997           1998
----------------------------------------------------  -----------   -----------
                                                                     (Unaudited)
Assets
Current:
   Cash and cash equivalents                          $ 3,541,829   $ 3,419,518
   Trade receivables, less allowances for
        doubtful accounts of $140,318 and $140,318            538          --
   Prepaid expenses and other current assets               74,175        34,287
----------------------------------------------------  -----------   -----------
        Total current assets                            3,616,542     3,453,805
Property and equipment, net of accumulated
   depreciation and amortization                          209,452       115,869
----------------------------------------------------  -----------   -----------
                                                      $ 3,825,994   $ 3,569,674
----------------------------------------------------  -----------   -----------
Liabilities and Stockholders' Deficit
Current:
   Accounts payable                                   $   568,707   $   303,074
   Accrued expenses                                       592,250       634,834
   Advanced customer billings and deferred revenue        436,140       436,140
   Current maturities of notes payable                    269,333       314,560
----------------------------------------------------  -----------   -----------
        Total current liabilities                       1,866,430     1,688,608
Long-term portion, notes payable                        1,968,333     1,906,666
----------------------------------------------------  -----------   -----------
        Total liabilities                               3,834,763     3,595,274
----------------------------------------------------  -----------   -----------
Stockholders' deficit (Notes 2 and 3):
   Common stock, $.001 par value - shares authorized
      30,000,000; issued 16,119,996 and 17,981,996         16,120        17,982
   Additional paid-in capital                           6,661,582     8,402,020
   Deficit accumulated during the development stage    (6,686,471)   (8,380,859)
----------------------------------------------------  -----------   -----------
                                                           (8,769)       39,143
   Treasury stock, at cost, 113,465 shares                   --         (64,743)
----------------------------------------------------  -----------   -----------
        Total stockholders' deficit                        (8,769)      (25,600)
----------------------------------------------------  -----------   -----------
                                                      $ 3,825,994   $ 3,569,674
----------------------------------------------------  -----------   -----------

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                                     Worlds Inc.
                                                (a development stage enterprise)


                                            Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                                                              Cumulative,
                                                                                              period from
                                               Period from   Three months     Six months     April 8, 1997
                                              April 8, 1997      ended          ended         (inception)
                                                   to           June 30,       June 30,       to June 30,
                                              June 30, 1997     1998(a)        1998(a)          1998(a)
-------------------------------------------   -----------    ------------    ------------    -----------
Net revenues                                  $      --      $     12,130    $     16,132    $    17,552
Costs and expenses:
   Cost of revenues                                  --           (22,500)        (25,101)       (25,101)
   Selling, general and administrative           (151,176)       (759,185)     (1,307,525)    (1,982,555)
   Research and development                          --          (302,516)       (534,428)      (534,428)
   Acquired research and development
      (Note 1)                                       --              --              --       (6,135,538)
-------------------------------------------   -----------    ------------    ------------    -----------
        Operating loss                           (151,176)     (1,072,071)     (1,850,922)    (8,660,070)
Other income (expenses):
   Interest income                                   --            35,054          76,992         90,585
   Interest expense                                  --           (35,656)        (72,112)       (88,804)
-------------------------------------------   -----------    ------------    ------------    -----------
        Loss before extraordinary item           (151,176)     (1,072,673)     (1,846,042)    (8,658,289)
Extraordinary item - gain on debt
   settlement                                        --              --           151,654        277,430
-------------------------------------------   -----------    ------------    ------------    -----------
Net loss                                      $  (151,176)   $ (1,072,673)   $ (1,694,388)   $(8,380,859)
-------------------------------------------   -----------    ------------    ------------    -----------
Loss per share (basic and diluted):
   Loss before extraordinary item             $      (.02)   $       (.06)           (.11)
   Extraordinary item                                --              --               .01
                                              -----------    ------------    ------------
        Net loss per share (basic and
           diluted)                           $      (.02)   $       (.06)   $       (.10)
                                              -----------    ------------    ------------
Weighted average common shares
   outstanding:
      Basic and diluted                         8,400,000      16,716,546      16,434,339
                                              -----------    ------------    ------------

   --------

   (a) Includes the results of Predecessor and Academic which were merged into the Company on December 3, 1997.

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                                     Worlds Inc.
                                                (a development stage enterprise)


                                              Statement of Stockholders' Deficit

--------------------------------------------------------------------------------


Period from April 8, 1997 (inception) to June 30, 1998

                                                                    Deficit
                                                                  accumulated
                                  Common stock       Additional   during the                    Total
                               Shares      Amount     paid-in     development    Treasury    stockholders'
                                                      capital       stage         stock        deficit
--------------------------   ----------    ------    ---------    ----------     --------    ----------
Issuance of common stock
   to founding stockholders   8,400,000   $ 8,400   $  195,600   $      --       $  --      $   204,000
Sale of shares in private
   offering memorandum and
   shares issued to placement
   agent, net (Note 3)        4,810,000     4,810    3,689,866          --          --        3,694,676
Issuance of shares to
   Academic Computer
   Systems, Inc. (Note 2)       910,000       910      557,116          --          --          558,026
Issuance of shares
   pursuant to merger
   with Predecessor           1,999,996     2,000    1,998,000          --          --        2,000,000
   (Note 2)
Capital contribution
   resulting from
   forgiveness of debt to          --        --        221,000          --          --          221,000
   shareholders of
   Predecessor
Net loss for the period
   April 8 to                      --        --           --      (6,686,471)       --       (6,686,471)
   December 31, 1997
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1997   16,119,996    16,120    6,661,582    (6,686,471)       --           (8,769)
Sale of shares in private
   offering memorandum
   (January 1998)                30,000        30       26,470          --          --           26,500
   (unaudited)
Sale of shares in public
   offering of common
   stock, net (June 1998)     1,832,000     1,832    1,713,968          --          --        1,715,800
   (unaudited)
Conversion of 113,465
   shares to certain
   stockholders
   (June 1998) (Note 2)            --        --           --            --       (64,743)       (64,743)
   (unaudited)
Net loss for the six
   months ended June 30,
   1998 (unaudited)                --        --           --      (1,694,388)       --       (1,694,388)
--------------------------------------------------------------------------------------------------------
Balance, June 30, 1998
   (unaudited)               17,981,996   $17,982   $8,402,020   $(8,380,859)   $(64,743)   $   (25,600)

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                                     Worlds Inc.
                                                (a development stage enterprise)


                                            Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------


                                                                              Cumulative, period
                                                                              from April 8, 1997
                                                            Six months ended  (inception) to
                                                              June 30, 1998   June 30, 1998
--------------------------------------------------             -----------    -----------
Cash flows from operating activities:
   Net loss                                                    $(1,694,388)   $(8,380,859)
--------------------------------------------------             -----------    -----------
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                               93,583        109,906
        Gain on debt settlement                                   (151,654)      (277,430)
        Acquired research and development                             --        6,135,538
        Changes in operating assets and liabilities, net of
           effects from merger with Predecessor and
           Academic:
              Trade receivables                                        538           --
              Prepaid expenses and other assets                     39,888        133,604
              Accounts payable and accrued expenses                (71,395)       142,966
--------------------------------------------------             -----------    -----------
                Total adjustments                                  (89,040)     6,244,584
--------------------------------------------------             -----------    -----------
--------------------------------------------------             -----------    -----------
                Net cash used in operating activities           (1,783,428)    (2,136,275)
--------------------------------------------------             -----------    -----------
--------------------------------------------------             -----------    -----------
Cash flows from financing activities:
   Proceeds from sale of common stock to founding
      stockholders
                                                                      --          204,000
   Proceeds from sale of common stock in private
      offering memorandum                                           26,500      3,721,176
   Proceeds from sale of common stock in a public offering       1,715,800      1,715,800
   Payment of conversion price of shares to certain
      stockholders                                                 (64,743)       (64,743)
   Payment on note payable                                         (16,440)       (20,440)
--------------------------------------------------             -----------    -----------
              Net cash provided by financing activities          1,661,117      5,555,793
--------------------------------------------------             -----------    -----------
Net increase (decrease) in cash and cash equivalents              (122,311)     3,419,518
Cash and cash equivalents, beginning of period                   3,541,829           --
--------------------------------------------------             -----------    -----------
Cash and cash equivalents, end of period                       $ 3,419,518    $ 3,419,518
--------------------------------------------------             -----------    -----------

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


Fair Value of                       The    carrying    amounts   of    financial
Financial Instruments               instruments,  including  cash and short-term
                                    debt, approximated fair value as of June 30,
                                    1998   because  of  the   relatively   short
                                    maturity of the  instruments.  The  carrying
                                    value  of  long-term  debt,   including  the
                                    current portion, approximates fair value as of June 30,1998, based upon estimates for similar debt issues.


Use of Estimates                    The  preparation of financial  statements in
                                    conformity    with    generally     accepted
                                    accounting principles requires management to
                                    make estimates and  assumptions  that affect
                                    the   reported   amounts   of   assets   and
                                    liabilities  and  disclosures  of contingent
                                    assets  and  liabilities  at the date of the
                                    financial   statements   and  the   reported
                                    amounts of revenues and expenses  during the
                                    reporting   period.   Actual  results  could
                                    differ from these estimates


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


Research and Development Costs      The  Company  uses the  liability  method of
                                    accounting  for income  taxes in  accordance
                                    with SFAS No.  109,  "Accounting  for Income
                                    Taxes."   Deferred  income  tax  assets  and
                                    liabilities  are  recognized  based  on  the
                                    temporary  differences between the financial
                                    statement  and  income  tax bases of assets,
                                    liabilities and carryforwards  using enacted
                                    tax   rates.    Valuation   allowances   are
                                    established,   when  necessary,   to  reduce
                                    deferred tax assets to the amount expected to be realized.

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


Comprehensive Income                Effective   January  1,  1998,  the  Company
                                    adopted    SFAS    No.    130,    "Reporting
                                    Comprehensive   Income",  which  establishes
                                    standards   for  reporting  and  display  of
                                    comprehensive  income,  its  components  and
                                    accumulated  balances.  Comprehensive income
                                    is defined to include  all changes in equity
                                    except those  resulting from  investments by
                                    owners and distributions to owners. Adoption
                                    of  the   standard  has  had  no  effect  on
                                    financial statement disclosures since there were no items of comprehensive income during the periods presented.

                                                                     Worlds Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                    (information pertaining to the periods ended
                                            June 30, 1997 and 1998 is unaudited)
--------------------------------------------------------------------------------

1. Going Concern                    As   discussed   in  Note  3,  the   Company
                                    completed a private  placement raising gross
                                    proceeds of $4,415,000, consummated a merger
                                    agreement    with   a   development    stage
                                    enterprise,  Predecessor,  and  completed  a
                                    public  offering in June 1998 raising  gross
                                    proceeds of $1,832,000.  Predecessor had not
                                    generated    significant    revenues    from
                                    operations  and had an  accumulated  deficit
                                    from   inception   to  the  Merger  Date  of
                                    $21,236,139   and  a  capital   deficit   of
                                    $4,135,538.  The  acquisition of Predecessor
                                    by  the  Company  was  accounted  for  as  a
                                    purchase.   Accordingly,   $6,135,538,   the
                                    portion  of  the   purchase   allocable   to
                                    in-process research and development projects
                                    that   had   not    reached    technological
                                    feasibility and had no probable alternative future uses, was expensed by the Company at the date of merger.

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

                                    Academic  was an  inactive  company  with no
                                    operations.   The  value   assigned  to  the
                                    910,000  shares in the  capital  transaction
                                    with    Academic   on   December   3,   1997
                                    represented  Academic's net tangible  assets
                                    (primarily  cash) of  $558,026.  During June
                                    1998,  113,465  shares of common  stock were
                                    converted at $0.57 per share  ($64,743) as a
                                    result of  certain  stockholders  dissenting
                                    with  respect  to the  Academic/WAC  capital
                                    transaction   of  December  3,  1997.   Such
                                    reacquired shares have been classified as treasury stock in the accompanying balance sheets. Academic voluntarily reported under the Securities Exchange Act of 1934 (the "Exchange Act").

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


3. Private Placement and            The  Private  Placement  called  for  WAC to
   Public Offering                  offer for sale a maximum of 50 units (57-1/2
                                    with the over-allotment), each consisting of
                                    120,000  shares of WAC's  common  stock (the
                                    "Units") at a price of $120,000 per Unit. In
                                    connection with the Private  Placement,  the
                                    placement  agent was to receive  one warrant
                                    to purchase  one share of WAC's common stock
                                    at $1 per  share  for  every  $40  of  gross
                                    proceeds  from  the  sale of the  Units.  On
                                    November 21, 1997, WAC sold 31.67 Units with
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

                                    WAC agreed to  include  the shares of common
                                    stock  underlying  the  Units  sold  in  the
                                    Private  Placement  (the "Private  Placement
                                    Shares") in a  registration  statement to be
                                    filed  with  the   Securities  and  Exchange
                                    Commission  (the "SEC").  Such  registration
                                    statement was declared  effective by the SEC
                                    on May 1, 1998.  During June 1998,  WAC sold
                                    1,832,000 shares in a public offering of its
                                    stock  and   received   gross   proceeds  of
                                    $1,832,000. Net proceeds, after commissions of this offering, aggregated $1,715,800.

4. Agreement and Plan of Merger     On June 25, 1998,  the Company  entered into
                                    an   agreement   and  plan  of  merger   and
                                    reorganization  (the "Agreement") with Unity
                                    First   Acquisition    Corp.,   a   Delaware
                                    corporation  ("Unity"),  whereby Unity would
                                    acquire all of the outstanding shares of the
                                    Company  in  exchange  for shares of its own
                                    common   stock.    The    acquisition,    if
                                    consummated,  calls  for  each  share of the
                                    Company's  stock being  converted  into .357
                                    shares  of  Unity's  common  stock.  At that
                                    point,  the  Company  would  "reverse-merge"
                                    into Unity  which would then change its name
                                    to "Worlds  Inc." The  Agreement  is,  among
                                    other  conditions,  subject to  approval  by
                                    both Unity and the  Company's  stockholders.
                                    The  Company's   current   management   will
                                    continue   as   management   following   the
                                    transaction.

                                    Unity is a  "blank  check"  company  with no
                                    operations,  formed in May 1996 for the sole
                                    and   exclusive   purpose  of  acquiring  an
                                    operating   business.   Certain  of  Unity's
                                    management and stockholders are stockholders
                                    of the Company.  In the aggregate,  directly
                                    and indirectly,  they own  approximately 1.1
                                    million  shares  of  the  Company's   common
                                    stock.     Unity's    unaudited    financial
                                    statements  as of April 30, 1998 showed that
                                    Unity had  approximately  $6,360,000  in net
                                    worth, almost all of which is in the form of
                                    cash or cash equivalents.  On June 25, 1998,
                                    Unity had  outstanding  1,875,000  shares of
                                    common  stock;  1,350,000  Class A  warrants
                                    exercisable   at  $5.50   per   share;   and
                                    1,350,000  Class B warrants  exercisable  at
                                    $7.50  per  share.  Unity  also has  125,000
                                    underwriter's      warrants     outstanding,
                                    exercisable at a price of $6.60 per warrant to purchase up to a like number of shares of common stock, and Class A and Class B warrants. Unity's common stock is quoted on the Bulletin Board under the symbol "UFAC".

                                    The Agreement  contemplates  that  following
                                    the  consummation  of the  transaction,  the
                                    officers,     directors     and    principal
                                    stockholders of the Company and Unity will lock up their shares for twelve months.

                                                       Worlds Inc. - Predecessor
                                                (a development stage enterprise)

                                                            Financial Statements
                                  Six Months Ended June 30, 1997 and Period from April 26, 1994 (Inception) to December 3, 1997

                                                       Worlds Inc. - Predecessor
                                                (a development stage enterprise)

                                                            Financial Statements
                                  Six Months Ended June 30, 1997 and Period from April 26, 1994 (Inception) to December 3, 1997

                                                       Worlds Inc. - Predecessor
                                                (a development stage enterprise)


                                                                        Contents

--------------------------------------------------------------------------------

          Worlds Inc. ("Predecessor") is considered a predecessor company and the information disclosed herein is as of and prior to the date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.) ("WAC") on December 3, 1997.

          Financial statements (unaudited):
             Statements of operations                                       F-19
             Statements of cash flows                                       F-20
             Summary of accounting policies                          F-21 - F-24
             Notes to financial statements                           F-25 - F-26

                                                       Worlds Inc. - Predecessor
                                                (a development stage enterprise)


                                                        Statements of Operations

--------------------------------------------------------------------------------


                                                          Three months    Six months ended
                                                          ended June 30,  ended June 30,    Cumulative, period
                                                          1997            1997              from inception to
                                                          (unaudited)     (unaudited)       December 3, 1997(a)
----------------------------------------------------      ---------       -----------       ------------
Net revenues                                              $  24,342       $    64,327       $  6,026,691
----------------------------------------------------      ---------       -----------       ------------
Costs and expenses:
   Cost of revenues                                           9,026            27,629         11,279,348
   Selling, general and administrative                      556,395         1,800,488         10,602,749
   Research and development                                  76,595           388,159          5,388,340
   Lawsuit settlements                                         --                --              509,200
----------------------------------------------------      ---------       -----------       ------------
        Total costs and expenses                            642,016         2,216,276         27,779,637
----------------------------------------------------      ---------       -----------       ------------
        Operating loss                                     (617,674)       (2,151,949)       (21,752,946)
Other income (expenses):
   Interest income                                              431            10,344            237,629
   Interest expense                                         (34,511)          (71,339)          (171,082)
   Gain (loss) on disposal of property and
      equipment                                              (2,085)            4,070            (79,125)
   Income from sale of technology                              --             260,100            260,100
----------------------------------------------------      ---------       -----------       ------------
        Loss before income taxes and extraordinary
           item                                            (653,839)       (1,948,774)       (21,505,424)
Income taxes                                                 (2,500)           (5,000)          (120,000)
----------------------------------------------------      ---------       -----------       ------------
        Loss before extraordinary item                     (656,339)       (1,953,774)       (21,625,424)
Extraordinary item - gain on debt settlement
                                                               --                --              389,285
----------------------------------------------------      ---------       -----------       ------------
Net loss                                                  $(656,339)      $(1,953,774)      $(21,236,139)
----------------------------------------------------      ---------       -----------       ------------

--------

(a)      Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                       Worlds Inc. - Predecessor
                                                (a development stage enterprise)


                                                        Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                           Six months ended  Cumulative, period
                                                                           June 30, 1997     from inception to
                                                                           (unaudited)       December 3, 1997(a)
---------------------------------------------------------------------      -----------       ------------
Cash flows from operating activities:
   Net loss                                                                $(1,953,774)      $(21,236,139)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          120,357            721,097
        (Gain) loss on disposal of property and equipment                       (4,070)            79,125
        Gain on debt settlement                                                   --             (389,284)
        Compensation related to stock options                                    6,801            761,453
        Compensation related to common stock issuance                             --               58,525
        Licensed technology expense                                               --              750,000
        Changes in operating assets and liabilities:
           Trade receivables                                                   489,050               --
           Prepaid expenses and other assets                                   111,250           (167,891)
           Accounts payable and accrued liabilities                           (118,503)         1,856,619
           Advanced customer billings and deferred revenue                        --              436,140
---------------------------------------------------------------------      -----------       ------------
              Net cash used in operating activities                         (1,348,889)       (17,130,355)
---------------------------------------------------------------------      -----------       ------------
Cash flows used in investing activities:
   Acquisition of property and equipment                                        (2,063)          (999,302)
---------------------------------------------------------------------      -----------       ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                         --              116,857
   Proceeds from issuance of preferred stock, net of issuance costs               --           16,163,766
   Advance from Worlds Inc. (formerly Worlds Acquisition Corp.                 100,000            561,397
   Payments on capital lease                                                      --             (116,018)
   Payments on note payable                                                    (40,000)          (190,000)
   Proceeds from note payable                                                  650,000          1,650,000
---------------------------------------------------------------------      -----------       ------------
              Net cash provided by financing activities                        710,000         18,186,002
---------------------------------------------------------------------      -----------       ------------
Net increase (decrease) in cash and cash equivalents                          (640,952)            56,345
Cash and cash equivalents, beginning of period                                 894,692               --
---------------------------------------------------------------------      -----------       ------------
Cash and cash equivalents, end of period                                   $   253,740       $     56,345
---------------------------------------------------------------------      -----------       ------------
Supplemental disclosures of cash flow information:
   Interest paid                                                           $      --         $     23,916
   Income taxes paid                                                             2,128              5,620
---------------------------------------------------------------------      -----------       ------------
Disclosure of Noncash Financing and Investing Activities:
   In the six months ended June 30,  1997,  as part of the  restructuring  of operations,  the Predecessor  disposed of property and equipment with a net book value of $252,180,  which included $138,439 of equipment under
      capital  leases.  The  related  capital  lease  obligations,   totaling
      $123,013, were assumed by the lessor and a party which acquired certain
      assets  used  in  the  Predecessor's  prior  Seattle  operations.   The
      agreement  with  this  party  also  resulted  in a  reduction  of trade payables totaling $87,226.
--------

(a)      Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)

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


Concentration of Credit Risk        The   Predecessor   derives   revenues  from
                                    corporate   customers   in  a   variety   of
                                    industries. For the periods ended June 30, 1997 and December 3, 1997, no individual customer accounted for more than 10% of revenues.

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

Item 2. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations.

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors and other risk factors detailed in the Companys filings with the Securities and Exchange Commission.

The following material and the financial statements included herein should be read in conjunction with the Company's audited financial statements.

The Company was originally formed on May 20, 1968. Since 1975 the Company has been inactive with no operations and its only income has come from interest and dividends. Following a series of mergers in December 1997 (the "Mergers"), the Company is engaged in the business and operations formerly conducted by Worlds Inc., a Delaware corporation ("Predecessor"). Accordingly, a discussion and analysis of the Company's financial condition and results of its operations would be of limited import to any reader as it would only cover activities (or lack thereof) which have no meaning in the context of the Company's current operations. Thus, included herein is a discussion and analysis of the financial condition and results of the operations of Predecessor's pre-Mergers operations.

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

The Company currently has sufficient cash resources to meet the requirements of its business plan over the next twelve months. The Company currently has 8 full-time employees and is working with eight independent software contractors who were former employees of Predecessor. The Company does not anticipate hiring more than 2-3 additional employees or purchasing additional plant or equipment until product sales increase significantly and/or additional financing is obtained.

By agreement dated as of June 25, 1998, the Company agreed, subject to shareholder approval and other conditions, to merge into Unity First Acquisition Corp. ("Unity"), a publicly traded blank check company with approximately $6,000,000 in liquid assets, by exchanging each Company share of Common Stock for .357 shares of Unity resulting in the Company's shareholders retaining ownership of in excess of 75% of the merged entity (the "Unity Merger").

Results of Operations of the Company

(Note to Results of Operations.
 The Mergers with Predecessor occurred on December 3, 1997)


   Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

                            Statements of Operations


                                         Worlds Inc.   Worlds Inc. -
                                                       Predecessor

                                           6/30/98       6/30/97
                                         ----------    ----------
Net Revenues                                 16,132        64,327
Costs & Expenses:
  Cost of revenues                          (25,101)      (27,629)
  Selling, general & administrative      (1,307,525)   (1,800,488)
  Research & development                   (534,428)     (388,159)
                                         ----------    ----------
Operating Loss                           (1,850,922)   (2,151,949)
                                         ----------    ----------


Other income (expense):
  Interest income                            76,992        10,344
  Interest expense                          (72,112)      (71,339)
  Gain on disposal of equipment                             4,070
  Income from sale of technology                           26,100
                                         ----------    ----------
Loss before taxes & extraordinary item   (1,846,042)   (1,948,774)

Income taxes                                               (5,000)

                                         ----------    ----------
Loss before extraordinary item           (1,846,042)   (1,953,774)

Extraordinary item - gain on debt
settlement                                  151,654

                                         ----------    ----------
Net Loss                                 (1,694,388)   (1,953,774)
                                         ----------    ----------



     In the first six months of 1998 the company continued the implementation of the new business plan. Significant expenditure was incurred towards completion of the Platinum technology and also with legal and professional fees as the company proceeds with its fund raising activities. In the first quarter of 1997 Predecessor was insolvent and had failed to raise any additional capital. In January and February 1997 the majority of Predecessor's personnel were released and most of its management team resigned. Normal operations of Predecessor ceased and significant wind down costs were incurred. The Seattle network operations center and Active Worlds, an earlier generation of Predecessor's technology, were both sold, resulting in net proceeds of $260,100

     Revenues are nominal and are derived from the company's WorldsChat product and one custom production project. Revenue was $16,132 and had associated direct costs of $25,101 for the six months ended June 30, 1998 compared to $64,327 in revenue and $27,629 of direct costs for the same period in 1997.

     Selling, general and administrative expenses were $1,307,525 for the six months ended June 30, 1998. This represented a decrease of $492,963 from $1,800,488 compared to the six months ended June 30, 1997. This decrease was directly attributable to the higher costs associated with the Predecessor ceasing normal operations in the first quarter of 1997.

     Research and development costs increased by $146,269 to $534,428 for the six months ended June 30, 1998 from $388,159 for the six months ended June 30, 1997. This increase is directly attributable to the company ceasing development technology at the end of the first quarter of 1997.

     Other income included $76,992 of interest income in the six months to June 30,1998 earned from the proceeds of the recent share offerings. Other income in the six months to June 30, 1997 included interest income of $10,344, the sale of the Activeworlds technology in the net amount of $260,100 and a property disposal gain of $4,070. Other expenses included interest expense of $72,112 directly attributable to the Predecessor's notes payable in the six months to June 30, 1998. Interest expenses in the six months to June 30, 1997 were $71,339.

     As a result of the foregoing, plus a gain on debt settlement of $151,654 during the first quarter of 1998, Worlds Inc incurred a net loss of $1,694,388 for the six months to June 30,1998, compared to a loss $1,953,774 for the six months to June 30,1997 a decrease of 13%.




   Three Months Ended June 30, 1998 Compared with 3 months Ended June 30, 1997

                            Statements of Operations


                                      Worlds Inc.   Worlds Inc. -
                                                    Predecessor

                                        6/30/98      6/30/97
                                      ----------    --------
Net Revenues
                                          12,130      24,342

Costs & Expenses:
  Cost of revenues                       (22,500)     (9,026)
  Selling, general & administrative     (759,185)   (556,395)
  Research & development                (302,516)    (76,595)
                                      ----------    --------
Operating Loss                        (1,072,071)   (617,674)
                                      ----------    --------
Other income
(expense):
  Interest income                         35,054         431
  Interest expense                       (35,656)    (34,511)
  Loss on disposal of equipment                       (2,085)
                                      ----------    --------
Loss before taxes                     (1,072,673)   (653,839)

Income taxes                                --        (2,500)
                                      ----------    --------
Net Loss                              (1,072,673)   (656,339)
                                      ----------    --------

     In the second quarter of 1998 the company continued the implementation of the new business plan. Significant expenditure was incurred towards completion of the Platinum technology.


     Revenues are nominal and are derived from the company's WorldsChat product and one custom production project. Revenue was $12,130 and had associated direct costs of $22,500 for the three months ended June 30, 1998 compared to $24,342 in revenue and $9,026 of direct costs for the same period in 1997.

     Selling, general and administrative expenses were $759,185 for the three months ended June 30, 1998. This represented a increase of $202,790 from $556,395 compared to the three months ended June 30, 1997. This increase was directly attributable to the Predecessor ceasing normal operations in the first quarter of 1997.

     Research and development costs increased by $225,921 to $302,516 for the three months ended June 30, 1998 from $76,595 for the three months ended June 30, 1998. This increase was directly attributable to the Predecessor ceasing normal operations in the first quarter of 1997

     Other income included $35,054 of interest income in the three months to June 30,1998 earned from the proceeds of the recent share offerings. Other income in the three months to June 30, 1997 included interest income of $431. Interest expenses in the three months to June 30, 1998 were $35,656 directly attributable to the Predecessor's notes payable. Other expenses included interest expense of $34,511 and a property disposal loss of $2,085 in the three months to June 30, 1997.

     As a result of the foregoing Worlds Inc incurred a net loss of $1,072,673 for the three months to June 30,1998, compared to a loss $656,339 for the three months to June 30,1997 a increase of 63%.


     Liquidity and Capital Resources of the Company

     Net cash used  by the  Company's operating  activities from  January 1,1998
     through  June 30, 1998 was  $1,783,428.   At June 30, 1998 the  Company had
     working capital of $1,765,197

     The Company completed a public round of financing on June 16, 1998 raising $1,832,000 of which it netted $1,715,800 and paid $64,743 to dissenting shareholders of the Mergers resulting in 113,465 shares being added to treasury.

     The Company's capital requirements relating to the development and commercialization of Worlds Platinum have been and will continue to be significant. The Company is dependent on the proceeds of Unity resulting from the Unity Merger and other future financings in order to develop and commercialize its proposed products.

     The Company anticipates, based on currently proposed business plans and assumptions relating to its operations (including the timetable of, and costs associated with, product development and commercialization), that the proceeds of its recent offering, will provide only a portion of the funds necessary to permit the Company to complete product development and commercialization. Satisfactory completion of product development and commercialization will require capital resources substantially greater than the proceeds of its recent offering or otherwise currently available to the Company.

     While the Company hopes to raise an additional $6 million from the Unity Merger, the Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail operations. Based upon its current projections, the Company believes it currently has sufficient funds to operate for the next twelve months and at least two years following the Unity Merger.


                                     PART II

                                OTHER INFORMATION



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



Date: August 12, 1998



                                                WORLDS INC.





                                                By: ________________________
                                                    Thomas Kidrin,
                                                    President, CEO and Treasurer