Form 10QSB
period 1998-09-30
WORLDS INC
filed 1998-11-16
CIK 1961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of Common Stock outstanding was 17,868,531 shares as of November 10, 1998

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                   Worlds Inc.
                        (a development stage enterprise)
                              Financial Statements
           Period from April 8, 1997 (Inception) to September 30, 1998

                                   Worlds Inc.
                        (a development stage enterprise)
                              Financial Statements
           Period from April 8, 1997 (Inception) to September 30, 1998

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

          Worlds Inc. ("Predecessor")
             [Predecessor company - information prior to date of merger with the
                Company herein disclosed]:

          Financial statements (unaudited):
             Statements of operations                                      F-17
             Statements of cash flows                                      F-18
             Summary of accounting policies                         F-19 - F-22
             Notes to financial statements                          F-23 - F-24

                                  Worlds Inc.
                        (a development stage enterprise)


                                 Balance Sheets


                                                                 December 31,  September 30,
                                                                    1997           1998



                                                                                (Unaudited)
Assets
Current: Cash and cash equivalents                               $ 3,541,829    $ 2,363,097
   Trade receivables, less allowances for doubtful
       accounts of $140,318 and $140,318                                 538           --
   Prepaid expenses and other current assets                          74,175         44,772
        Total current assets                                       3,616,542      2,407,869
Property and equipment, net of accumulated
depreciation and amortization                                        209,452         88,030

                                                                 $ 3,825,994    $ 2,495,899

Liabilities and Stockholders' Deficit
Current:
   Accounts payable                                              $   568,707    $   264,992
   Accrued expenses                                                  592,250        713,112
   Advanced customer billings and deferred revenue                   436,140        436,140
   Current maturities of notes payable                               269,333        184,166
        Total current liabilities                                  1,866,430      1,598,410
Long-term portion, notes payable                                   1,968,333      1,937,500
        Total liabilities                                          3,834,763      3,535,910
Stockholders' deficit (Notes 2 and 3):
   Common stock, $.001 par value - shares authorized
30,000,000; issued 16,119,996 and 17,981,996                          16,120         17,982
        Additional paid-in capital                                 6,661,582      8,402,020
   Deficit accumulated during the development stage(6,686,471)    (9,395,270)
                                                                      (8,679)      (975,268)
   Treasury stock, at cost, 113,465 shares                              --          (64,743)

        Total stockholders' deficit                                   (8,769)    (1,040,011)
                                                                 $ 3,825,994    $ 2,495,899

                                See accompanying summary of accounting policies
                                              and notes to financial statements


                                      F-3


                                   Worlds Inc.
                        (a development stage enterprise)


                      Statements of Operations (Unaudited)




                                                           Period from                                    Cumulative
                                             Three           April 8,                                     period from
                                             months           1997        Three months   Nine months    April 8, 1997
                                              ended       (inception) to      ended         ended       (inception) to
                                          September 30,    September 30,   September 30, September 30,   September 30,
                                              1997            1997           1998             1998           1998(a)







Net revenues                                $   --        $    --          $   --         $16,132     $17,552
Costs and expenses:
   Cost of revenues                             --             --              --         (25,101)    (25,101)
   Selling, general and administrative       (16,779)      (167,995)       (683,969)   (1,991,494) (2,666,524)
   Research and development                     --             --          (353,504)     (887,932)   (887,932)
   Acquired research and development            --             --              --            --    (6,135,538)
      (Note 1)

        Operating loss                       (16,779)      (167,995)     (1,037,473)   (2,888,395) (9,697,543)
Other income (expenses):
   Interest income                              --             --            37,825       114,817     128,410
   Interest expense                             --             --           (35,656)     (107,768)   (124,460)

        Loss before extraordinary item       (16,779)      (167,995)     (1,035,304)   (2,881,346) (9,693,593)
Extraordinary item - gain on debt               --             --            20,893       172,547     298,323
   settlement

Net loss                                 $   (16,779)   $  (167,995)   $ (1,014,411)  $(2,708,799)$(9,395,270)

Loss per share (basic and diluted):
   Loss before extraordinary item        $      --           $ (.02)   $       (.06)  $      (.17)
   Extraordinary item                           --               --              --           .01

     Net loss per share (basic and       $      --           $ (.02)   $       (.06)  $      (.16)
                           diluted)


Weighted average common shares
   outstanding:
      Basic and diluted                    8,400,000      8,400,000      17,868,531    16,917,657



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

                                   Worlds Inc.
                        (a development stage enterprise)
                       Statement of Stockholders' Deficit

          Period from April 8, 1997 (inception) to September 30, 1998.



                                                                            Deficit
                                                                          accumulated
                                                                           during the                     Total
                                     Common stock         Additional       development     Treasury     stockholders'
                                  Shares         Amount  paid-in capital     stage          stock         deficit





  Issuance of common stock
     to  founding stockholders   8,400,000       $  8,400    $   195,600    $              $   -         $   204,000
  Sale of shares in private
     offering memorandum
     and shares issued to
     placement agent, net
    (Note 3)                     4,810,000          4,810      3,689,866                                   3,694,676

  Issuance of shares to
     Academic Computer
     Systems, Inc. (Note 2)        910,000            910        557,116             -              -        558,026
  Issuance of shares
     pursuant to merger
     with predecessor
     (Note 2)                    1,999,996          2,000      1,998,000             -              -      2,000,000
  Capital contribution
     resulting from
     forgiveness of debt to
     shareholders of
     predecessor                         -              -        221,000             -              -        221,000
  Net loss for the period
     April 8 to
     December 31, 1997                   -              -              -    (6,686,471)             -     (6,686,471)
  Balance, December 31, 1997    16,119,996         16,120      6,661,582    (6,686,471)             -         (8,769)
  Sale of shares in private
     offering memorandum
     (January 1998)(unaudited)      30,000             30         26,470             -              -         26,500
  Sale of shares in public
     offering of common
     stock, net (June 1998)
     (unaudited)                 1,832,000          1,832      1,713,968             -              -      1,715,800
  Conversion of 113,465
     shares to certain
     stockholders
     (June 1998) (Note 2)
     (unaudited)                         -              -              -             -        (64,743)       (64,743)
  Net loss for the nine
     months ended
     September 30, 1998
     (unaudited)                         -              -              -    (2,708,799)             -     (2,708,799)
  Balance, September 30,
     1998 (unaudited)           17,981,996        $17,982     $8,402,020   $(9,395,270)      $(64,743)   $(1,040,011)

                                See accompanying summary of accounting policies
                                           and notes to financial statements.




                                   Worlds Inc.
                        (a development stage enterprise)
                      Statements of Cash Flows (Unaudited)


                                                  Period from April 8,                              Cumulative, period
                                                   1997 (inception) to       Nine months ended      from April 8, 1997
                                                   September 30, 1997        September 30, 1998     (inception) to
                                                                                                     September 30, 1998





   Cash flows from operating activities:
      Net loss                                           $(167,955)           $(2,708,799)           $(9,395,270)

      Adjustments  to  reconcile   net  loss  to  net
           cash  used  in  operating activities:
           Depreciation and amortization                         -                136,012                152,336
           Gain on debt settlement                               -               (172,547)              (298,323)
           Acquired research and development                     -                      -              6,135,538
           Changes in operating assets and
              liabilities, net of effects from
              merger with Predecessor and
              Academic:
                 Trade receivables                               -                    538                      -
                 Prepaid expenses and other
                   assets                                        -                 29,403                123,119
                 Accounts payable and accrued
                   expenses                                 55,276                (10,306)               204,054
                   Total adjustments                        55,276                (16,900)             6,316,724

                   Net cash used in operating
                      activities                          (112,679)            (2,725,699)            (3,078,546)

   Cash flows from investing activities:
      Advance to Predecessor                              (100,000)                     -                      -
      Acquisition of property and equipment                      -                (14,590)               (14,590)

                   Net cash used in investing
                      activities                          (100,000)               (14,590)               (14,590)

   Cash flows from financing activities:
      Proceeds from sale of common stock to
         founding stockholders                             204,000                      -                204,000
      Proceeds from sale of common stock in
         private offering memorandum                             -                 26,500              3,721,176
      Proceeds from sale of common stock in
         public offering                                         -              1,715,800              1,715,800
      Payment of conversion price of shares to
         certain stockholders                                    -                (64,743)               (64,743)
      Payments on note payable                                   -               (116,000)              (120,000)
      Loan from stockholder                                 11,724                      -                      -

                   Net cash provided by financing
                     activities                            215,724              1,561,557              5,456,233

   Net increase (decrease) in cash and cash
      equivalents                                            3,045             (1,178,732)             2,363,097
   Cash and cash equivalents, beginning of
      period                                                     -              3,541,829                      -

   Cash and cash equivalents, end of period             $    3,045            $ 2,363,097            $ 2,363,097

                                See accompanying summary of accounting policies
                                             and notes to financial statements.



                                   Worlds Inc.
                        (a development stage enterprise)

                         Summary of Accounting Policies

Definitions.        The Company is the resulting  entity of two  contemporaneous
                    mergers   (the   "Mergers")   of  Worlds  Inc.,  a  Delaware
                    corporation   ("Predecessor"),    with   and   into   Worlds
                    Acquisition Corp., a Delaware corporation ("WAC"), and WAC with and into Academic Computer Systems, Inc., a New Jersey corporation ("Academic"), which changed its name to Worlds
                    Inc. (see Note 2). While Academic was the legal entity that survived the mergers, WAC was the accounting acquiror in both mergers. The Company's fiscal year-end is December 31.

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

Fair Value of Financial Instruments

                    The carrying amounts of financial instruments, including cash and short-term Instruments debt, approximated fair value as of September 30, 1998 because of the relatively short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of September 30, 1998, based upon estimates for similar debt issues.


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

                  Worlds Inc. (a development stage enterprise)

                          Notes to Financial Statements
                  (information pertaining to the periods ended
                    September 30, 1997 and 1998 is unaudited)


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


3. Private  Placement and Public Offering

                    The Private Placement called for WAC to offer for sale a maximum of 50 units Public Offering (57-1/2 with the over-allotment), each consisting of 120,000 shares of WAC's common stock (the "Units") at a price of $120,000 per Unit. In connection with the Private Placement, the placement agent was to receive one warrant to purchase one share of WAC's common stock at $1 per share for every $40 of gross proceeds from the sale of the Units. On November 21, 1997, WAC sold 31.67 Units with gross proceeds of $3,800,000 (3,800,000 shares) (the "Initial Private Placement Closing") and the placement agent was issued 425,000 shares of common stock. On December 31, 1997, the Company sold 4.88 Units with gross proceeds of $585,000 (585,000 shares). On January 2, 1998 a further 30,000 shares were issued with gross proceeds of $30,000. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,721,176.

                    WAC agreed to include the shares of common stock underlying the Units sold in the Private Placement (the "Private Placement Shares") in a registration statement to be filed with the Securities and Exchange Commission (the "SEC"). Such registration statement was declared effective on May 1, 1998. During June 1998, WAC sold 1,832,000 shares in a public offering of its stock and received gross proceeds of $1,832,000. Net proceeds, after commissions of this offering, aggregated $1,715,800.

4.    Agreement and
      Plan of Merger

                    On June 25, 1998, the Company entered into an agreement and plan of merger and Merger reorganization (the "Agreement") with Unity First Acquisition Corp., a Delaware corporation ("Unity"), whereby Unity would acquire all of the outstanding shares of the Company in exchange for shares of its own common stock. The acquisition called for each share of the Company's stock being converted into .357 shares of Unity's common stock. At that point, the Company would "reverse-merge" into Unity which would then change its name to "Worlds Inc." The Agreement was, among other conditions, subject to approval by both Unity and the Company's stockholders.

                    On October 29, 1998, the Company's stockholders voted in favor of the Agreement, however, Unity did not obtain the super majority of 80% required by Unity's charter, thereby canceling the proposed plan of merger and reorganization.

                            Worlds Inc. - Predecessor
                        (a development stage enterprise)
                              Financial Statements
              Nine Months Ended September 30, 1997 and Period from
                 April 26, 1994 (Inception) to December 3, 1997

                            Worlds Inc. - Predecessor
                        (a development stage enterprise)
              Nine Months Ended September 30, 1997 and Period from
                 April 26, 1994 (Inception) to December 3, 1997

                            Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                    Contents

         Worlds Inc. ("Predecessor") is considered a predecessor company and the information disclosed herein is as of and prior to the date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.) ("WAC") on December 3, 1997.

          Financial statements (unaudited):
             Statements of operations                                       F-17
             Statements of cash flows                                       F-18
             Summary of accounting policies                          F-19 - F-22
             Notes to financial statements                           F-23 - F-24

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                            Statements of Operations

                                                        Three months ended    Nine months ended   Cumulative, period
                                                        September 30, 1997   September 30, 1997    from inception to
                                                            (unaudited)          (unaudited)      December 3, 1997(a)




   Net revenues                                               $   4,771        $      69,098         $  6,026,691

   Costs and expenses:
      Cost of revenues                                            1,927               29,556           11,279,348
      Selling, general and administrative                       458,795            2,259,283           10,602,749
      Research and development                                   13,186              401,345            5,388,340
      Lawsuit settlements                                             -                    -              509,200

           Total costs and expenses                             473,908            2,690,184           27,779,637

           Operating loss                                      (469,137)          (2,621,086)         (21,752,946)
   Other income (expenses):
      Interest income                                                 -               10,344              237,629
      Interest expense                                                -              (71,338)            (171,082)
      Gain (loss) on disposal of property and                         -                4,070              (79,125)
         equipment
      Income from sale of technology                                  -              260,100              260,100

           Loss before income taxes and extraordinary          (469,137)          (2,417,910)         (21,505,424)
              item
   Income taxes                                                       -               (5,000)            (120,000)

           Loss before extraordinary item                      (469,137)          (2,422,910)         (21,625,424)
   Extraordinary item - gain on debt settlement                 373,333              373,333              389,285

   Net loss                                                   $ (95,804)         $(2,049,577)        $(21,236,139)


  (a)      Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)


                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                            Worlds Inc. - Predecessor
                        (a development stage enterprise)

                            Statements of Cash Flows


                                                                           Nine months ended     Cumulative, period
                                                                          September 30, 1997      from inception to
                                                                              (unaudited)        December 3, 1997(a)




   Cash flows from operating activities:
      Net loss                                                                $(2,049,577)          $(21,236,139)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                          174,083                721,097
           (Gain) loss on disposal of property and equipment                       (4,070)                79,125
           Gain on debt settlement                                               (373,333)              (389,284)
           Compensation related to stock options                                   13,263                761,453
           Compensation related to common stock issuance                                -                 58,525
           Licensed technology expense                                                  -                750,000
           Changes in operating assets and liabilities:
              Trade receivables                                                   489,050                      -
              Prepaid expenses and other assets                                   100,150               (167,891)
              Accounts payable and accrued liabilities                           (101,156)             1,856,619
              Advanced customer billings and deferred revenue                           -                436,140

                 Net cash used in operating activities                         (1,549,278)           (17,130,355)

   Cash flows used in investing activities:
      Acquisition of property and equipment                                        (2,063)              (999,302)

   Cash flows from financing activities:
      Proceeds from issuance of common stock                                            -                116,857
      Proceeds from issuance of preferred stock, net of issuance costs                  -             16,163,766
      Advance from Worlds Inc. (formerly Worlds Acquisition Corp.)                100,000                561,397
      Payments on capital lease                                                         -               (116,018)
      Payments on note payable                                                    (40,000)              (190,000)
      Proceeds from note payable                                                  650,000              1,650,000

                 Net cash provided by financing activities                        710,000             18,186,002

   Net increase (decrease) in cash and cash equivalents                          (841,341)                56,345
   Cash and cash equivalents, beginning of period                                 894,692                      -

   Cash and cash equivalents, end of period                                  $     53,351          $      56,345

   Supplemental disclosures of cash flow information:
      Interest paid                                                      $               -         $      23,916
      Income taxes paid                                                             2,128                  5,620



   Disclosure of Noncash Financing and Investing Activities:
      In the nine months ended September 30, 1997, as part of the  restructuring of operations, the Predecessor disposed of property and equipment with a net book value of $252,180, which included $138,439 of equipment under capital leases. The related capital lease obligations, totaling $123,013, were assumed by the lessor and a party which acquired certain assets used in the Predecessor's prior Seattle operations. The agreement with this party also resulted in a reduction of trade payables totaling $87,226.

   (a)      Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)

                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                            Worlds Inc. - Predecessor
                        (a development stage enterprise)

                         Summary of Accounting Policies

Nature  of  Business

                    Worlds Inc.(the "Predecessor") was incorporated under the laws of Delaware on April 26, 1994. The Predecessor was formed to develop and commercialize 3D multi-user tools and technologies for the Internet market. The Predecessor is in the development stage and, as such, has not generated significant revenues from operations.

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


Concentration of
Credit Risk         The Predecessor derives revenues from corporate customers in a variety of industries. For the periods ended September 30, 1997 and December 3, 1997, no individual customer accounted for more than 10% of revenues.

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

         The Company is presently completing work on Worlds Platinum, the latest version of the Company's 3D internet software, to adapt it for distribution and use on CD+ media. The Company is also in discussions with several major record labels and companies for them to distribute Worlds Platinum, along with music related web site access. While the Company foresees no particular obstacle to completing work on Worlds Platinum, the development of software is inherently fraught with unforeseen delays resulting from bugs, lack of coordination among development staff, integration with other software and hardware, and general design flaws, among other problems. In addition, the Company's strategy of distributing its products on CD+ is wholly dependent upon obtaining distribution agreements with record labels or companies. To date, the Company has entered into four agreements.

         The Company currently has sufficient cash resources for at least the next twelve months. The Company currently has 11 full-time employees and is working with eight independent software contractors who were former employees of Predecessor. The Company does not anticipate hiring additional employees or purchasing additional plant or equipment other than that needed on a day-to-day basis until product sales increase significantly and/or additional financing is obtained.

Results of Operations of the Company (Note to Results of Operations. The Predecessor merged into WAC and Academic on December 3, 1997)

         Nine Months Ended September 30, 1998 Compared with nine months Ended September 30, 1997


         The following data extracted from the attached financial statements compares the results of operations of the Company for the nine months ended September 30, 1998 to those of Predecessor for the nine months ended September 30, 1997.


                            Statements of Operations


                                              Worlds Inc.      Worlds Inc.
                                                                Predecessor
                                                     Nine months ended
                                                9/30/98           9/30/97

      Net Revenues                             $ 16,132            69,098

      Costs & Expenses:
      Cost of revenues                         (25,101)           (29,556)
      Selling, general & administrative     (1,991,494)        (2,259,283)
      Research & development                  (887,932)          (401,345)

                Operating Loss              (2,888,395)        (2,621,086)

      Other income (Expense)
          Interest income                      114,817             10,344
          Interest expense                    (107,768)           (71,338)
                                              --------            -------
          Gain on disposal of equipment          ---                4,070
          Income from the sale of technology     ---              260,100
          Loss before taxes & extraordinary
          item                              (2,881,346)        (2,417,910)

      Income taxes                               ---               (5,000)
      Loss before extraordinary item        (2,881,346)        (2,422,910)

      Extraordinary item -
         gain on debt settlement               172,547            373,333

      Net Loss                              (2,708,799)        (2,049,577)

         In the first nine months of 1998 the company continued the implementation of the new business plan. Significant expenditure was incurred towards completion of the Platinum technology and also with legal and professional fees as the company proceeds with its fund raising activities and aborted merger with Unity First Acquisition Corp. ("Unity"). In the first quarter of 1997 Predecessor was insolvent and had failed to raise any additional capital.

         In January and February 1997 the majority of Predecessor's personnel were released and most of its management team resigned. Normal operations of Predecessor ceased and significant wind down costs were incurred. The Seattle network operations center and Active Worlds an earlier generation of Predecessor's technology, were both sold, resulting in net proceeds of approximately $260,100.

         Revenues are nominal and are derived from the company's WorldsChat product and one custom production product. Revenue was $16,132 and had associated direct costs of $25,101 for the nine months ended September 30, 1998 compared to $69,098 in revenue and $29,556 of direct costs for the same period in 1997.

         Selling, general and administrative expenses were $1,991,494 for the nine months ended September 30, 1998. This represented a decrease of $267,789 from $2,259,283 compared to the nine months ended September 30, 1997. This decrease was directly attributable to the higher costs associated with Predecessor ceasing normal operations in the first quarter of 1997.

         Research and development costs increased by $486,587 to $887,932 for the nine months ended September 30, 1998 from $401,345 for the nine months ended September 30, 1998. This increase is directly attributable to the company ceasing development technology at the end of the first quarter of 1997.

         Other income included $114,817 of interest income in the nine months to September 30,1998 earned from the proceeds of the recent share offerings. Other income in the nine months to September 30, 1997 included interest income of $10,344, the sale of the Activeworlds technology in the amount of $260,100 and a property disposal gain of $4,070. Other expenses included interest expense of $107,768 directly attributable to the Predecessor's notes payable in the nine months to September 30, 1998. Interest expense in the nine months to September 30, 1997 was $71,338. Settlement of Predecessor's debts generated an extraordinary gain of $172,547 for the nine months ended September 30, 1998 and $373,333 for the nine months ended September 30, 1997.

         As a result of the foregoing Worlds Inc. incurred a net loss of $2,708,799 for the nine months to September 30, 1998, compared to a loss $1,953,577 for the nine months to September 30, 1997 an increase of 39%.

         Three Months Ended September 30, 1998 Compared with 3 months Ended September 30, 1997

         The following data extracted from the attached financial statements compares the results of operations of the Company for the three months ended September 30, 1998 to those of Predecessor for the three months ended September 30, 1997.


                                       Statements of Operations

                                               Worlds Inc.        Worlds Inc.
                                                                  Predecessor
                                                   Three months ended
                                                 9/30/98             9/30/97
      Net Revenues                                ---                   4,771

      Costs & Expenses:
        Cost of revenues                           ---                 (1,927)
        Selling, general & administrative      (683,969)             (458,795)
        Research & development                 (353,504)              (13,186)
        Operating Loss                       (1,037,473)             (469,137)

      Other income (Expense)
        Interest income                          37,825                ---
        Interest expense                        (35,656)               ---
      Loss before extraordinary item         (1,035,304)             (469,137)

      Extraordinary item -
          gain on debt settlement                20,893               373,333

      Net Loss                               (1,014,411)              (95,804)


         In the third quarter of 1998 the company  continued the  implementation
of  the  new  business  plan.  Significant   expenditure  was  incurred  towards
completion of the Platinum technology and the aborted Unity transaction.

         There was no revenue for the three months ended September 30, 1998 compared to $4,771 in revenue and $1,927 of direct costs for the same period in 1997.

         Selling, general and administrative expenses were $683,969 for the three months ended September 30, 1998. This represented a increase of $225,174 from $458,795 compared to the three months ended September 30, 1997. This increase was directly attributable to the Predecessor ceasing normal operations in the first quarter of 1997.

         Research and development costs increased by $340,318 to $353,504 for the three months ended September 30, 1998 from $13,186 for the three months ended September 30, 1997. This increase was directly attributable to Predecessor ceasing normal operations in the first quarter of 1997

         Other income included $37,825 of interest income in the three months to September 30, 1998 earned from the proceeds of the recent share offerings. Interest expense in the three months to September 30, 1998 was $35,656 directly attributable to the Predecessor's notes payable. Settlement of Predecessor's debts generated an extraordinary gain of $20,893 for the three months ended September 30, 1998 and $373,333 for the nine months ended September 30, 1997.

         As a result of the foregoing Worlds Inc. incurred a net loss of $1,014,411 for the three months to September 30,1998, compared to a loss $95,804 for the three months to September 30, 1997, an increase of $918,607.


Liquidity and Capital Resources of the Company

         Net cash used by the Company's operating activities from January 1,1998 through September 30, 1998 was $2,725,699. At September 30, 1998 the Company had working capital of $809,459.

         The Company's capital requirements relating to the development and commercialization of Worlds Platinum have been and will continue to be significant and is currently estimated at approximately $3.0 to $5.0 million. The Company is dependent on the proceeds of future financings in order to continue in business and develop and commercialize its proposed products.

         The Company anticipates, based on currently proposed business plans and assumptions relating to its operations (including the timetable of, and costs associated with, product development and commercialization), that the proceeds of its recent public offering, will provide only a portion of the funds
necessary   to  permit  the  Company  to  complete   product   development   and
commercialization. Satisfactory completion of product development and commercialization will require capital resources substantially greater than the proceeds of its recent public offering or otherwise currently available to the Company. In addition, as a result of the Mergers by operation of law, the Company assumed the Company's liabilities of approximately $4 million. Although the Company is in the process of negotiating the amount and timing of payment of some of its liabilities, there is no assurance that such negotiations will be successful. The Company's inability to obtain additional financing will have a material adverse effect on the Company including possibly requiring the Company to significantly curtail operations. Based upon its current projections, the Company believes it has sufficient funds to operate for the next twelve months.

                                     PART II
                                OTHER INFORMATION

Item 5. Other Information.

         On May 7, 1998, the Company signed a Letter of Intent with Unity First Acquisition Corp., a Delaware corporation ("Unity"), whereby Unity would acquire all of the outstanding shares of the Company in exchange for shares of its own common stock, par value $.0001 per share. The transaction called for each share of the Company's stock being converted into .357 shares of Unity's common stock. At that point the Company would "reverse-merge" into Unity which would then change its name to "Worlds Inc." The consummation of the contemplated transaction was subject to, among other things, the approval of the shareholders of each corporation. On October 29, 1998, the Company's stockholders voted in favor of the Agreement, however, Unity did not obtain the super majority of 80% required by Unity's charter, thereby canceling the proposed plan of merger and reorganization.


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

                             Date: November 13, 1998

                                                    WORLDS INC.

                                              By: ____________________________
                                                    Thomas Kidrin,
                                                    President, CEO and Treasurer