Form 10KSB
period 1998-12-31
WORLDS INC
filed 1999-04-06
CIK 1961

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year ended December 31, 1998

                        Commission File Number 2-31876

                                   WORLDS INC.
             (Exact Name of Registrant as Specified in its Charter)

                     New Jersey                        22-1848316
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                      Identification No.)

15 Union Wharf, Boston, Massachusetts                                  02109
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including Area Code:             (617) 725-8900

         Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                     Title of Class
                            Common Stock, par value $.001

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

The aggregate market value of voting stock held by non-affiliates of the
Registrant:  $8,034,496

The number of shares outstanding of Registrant's Common Stock as of March 19, 1999: 17,919,131

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

OVERVIEW

         The Company develops applications for its three-dimensional ("3D")Internet technology for different markets. At present the Company is targeting three different markets for its 3D Internet technology: (1) the Company is in the process of marketing its 3D Internet technology with record companies to produce music-oriented websites; (2), the Company is in the process of marketing its Gamma 3D Internet technology to businesses for corporate intranet applications; and (3) the Company markets Worlds Ultimate 3D Chat, a 3D chat site on the Internet, to consumers on the Internet.

         Prior to the Mergers, Predecessor marketed Worlds Chat, developed and marketed 3D toolsets and servers and performed contract development work. However, the Company has changed its focus and while it has introduced a new and improved upgraded version of Worlds Chat and intends to use its Gamma technology as a base vehicle for developing 3D corporate intranet sites, the Company does not anticipate that, over time, they will generate the bulk of the Company's revenues.

         The Company's primary objective is to create 3D music web sites and other 3D internet entertainment, and to develop intranet applications for businesses. These applications may be created directly by the Company or the Company may license its technology for creation by third parties or the end user.

         The Company's primary focus is upon marketing its 3D Internet technology to record companies to produce music-oriented web sites. The Company intends to produce interactive, 3D, music related web sites and distribute access to these web sites on enhanced compact discs ("CD+") of various recording artists via traditional retail record outlets, working in conjunction with major record companies and/or their related record labels.

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

         While the Company has successfully completed development and market testing of Worlds Platinum (also known as "Gamma," the Company's newest 3D toolset, as further described below) and its 3D Internet music sites, the Company will not generate any meaningful revenues until after it attracts and retains a significant number of subscribers. The Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers to generate meaningful revenues or achieve profitable operations or that its products and services will prove to be commercially viable.

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

By utilizing the Company's technology distributed on a CD+, a consumer could enter into the interactive 3D world or site of the recording artist, be able to interact with other fans utilizing voice or text chat via the PC, visit the artist's merchandise shops, visit secret rooms of the artist, see and hear advance videos and record clips of the artist, and enter special VIP areas that would give away free concert tickets, among other things. The Company believes these services could generate revenues from consumer subscriptions, merchandise purchases, and advertising. While a number of recording artists have released CD+s for use exclusively on PCs, to the best of the Company's knowledge, no record company or artist has yet released a CD+, with a high level of interactive entertainment and on-line extension capability.

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

         In addition to numerous independent record companies, there are five major record companies that operate worldwide: Warner Bros. Music, Sony Music, BMG Entertainment, Universal/Polygram Music Group, and EMI. These companies in the aggregate sold approximately 800 million CD units in the U.S. and 2.5 billion CD units worldwide in 1997. The record companies typically create and finance new labels which might be owned, in whole or in part, by them, manufacture and distribute recorded music for company and/or independently owned labels, and provide marketing and technical assistance to their owned and/or distributed labels. The individual record label's primary responsibility is to sign, develop, and create records by the recording artist or group, which is then turned over to the record company for manufacture and distribution.

         While it is best to have the full commitment and support of the record companies, labels and artists in implementing the Company's 3D artist site program on an enhanced CD or CD+, the Company believes that record company support is the most important because with their commitment to a particular effort or format, the record company can give the Company access to labels it either owns and/or distributes and the hundreds of artists that record for these labels. Toward this end, during the second and third quarters of 1997 and prior to and after the Mergers, management had numerous conversations and/or meetings with representatives and/or high level management and/or executives from all of the major record companies. The Company believes it has received a positive response to its concept and online artist's prototype from each of the companies and intends to continue discussions with each of them.

         The Company also created BowieWorld for David Bowie's BowieNet, the first artist created ISP (Internet Service Provider) which has been released by UltraStar Internet Services LLP in the US and UK. The Company has also signed an agreement with one of the major record companies to have its technology and content encoded on mutually agreed upon CDs of select recording artists of that company subject to the artist's approval. The Company is also in discussions with a number of other corporate entities about other projects, including all of the major record companies and/or one or more of their related record labels; several of the major search engines; and others with whom World is desirous of entering into a long term relationship or strategic alliance. In September 1998 the Company created and released under contract with Universal/Hyundai a 3D world titled AnimalHouse.com as an internet destination directed towards college students. Under the agreement, a total of 1,000,000 enhanced CD's were to be distributed by Universal/Hyundai.

3D INTERNET ENVIRONMENTS; VIRTUAL REALITY MODELING LANGUAGE ("VRML")

         The technology to deliver Internet-based 3D experiences to a user's desktop has only been developed over the past five years. This new technology received a boost from an early standardization effort called Virtual Reality Modeling Language ("VRML") which increased consumer and developer awareness of the medium. The VRML effort evolved into a consortium of approximately 55 companies (including Predecessor), all with competing interests and underlying technologies.

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

         Predecessor spent its last two years attempting to solve VRML's performance and production quality problems and has, in management's opinion, reduced, at least for the intended use of the Company, the barriers to the adoption of 3D multi-user environments on the Internet. Predecessor's technical solutions deliver user experiences that are rendered considerably faster than equivalent VRML browsers. Typical Predecessor environments are highly textured, object and behavior rich with a multi-user component that the Company believes delivers user experiences far more interesting than what many VRML environments provide today.

THE COMPANY'S TECHNOLOGY

         The following is a summary of the Company's technologies, which were initially developed by Predecessor. During 1998 the Company directed its efforts toward completing development of its Gamma development tool kit. The Company's development efforts are now focused on adapting World Platinum to produce music-oriented websites.

         The Worlds Platinum Development Kit, or Gamma, is the Company's third generation and newest 3D toolset, and was completed in the second half of 1998. The Company believes that Worlds Platinum delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. The Company has successfully utilized the Gamma tool kit in the development of 3D content for David Bowie's 3D on-line environment, BowieWorld, as well as the Company's recently released Worlds Ultimate 3D Chat which has been marketed to the Company's proprietary e-mail list of over 200,000 users that had previously downloaded the Company's free version of Worlds Chat. A major part of the Gamma platform was also utilized in the 3D AnimalHouse project which the Company created for Universal/Hyundai and in the Company's e-commerce site, WorldsStore.com. See "The Company's Products."

         The Worlds Platinum Development Kit has substantial elements written in Sun Microsystem's programming language, Java, including the WorldsBrowser Platinum and the WorldsShaper Platinum so the Company expects that it can be made portable across Windows and UNIX Platforms because of Java's platform independence.

- - WorldsShaper Platinum: The WorldsShaper Platinum is an advanced compositing 3D building tool that integrates pre-existing or custom content, such as 3D models created in Kinetix' 3D Studio, textures or images created in Adobe's Photoshop, or .midi or .wave sound files, with foundation world architectural geometry and interactive behaviors and actions written in Java. The architectural building blocks for creating 3D worlds, the flexibility and power of integrating professional modeling and imaging tools, and the extensibility via Java make the WorldsShaper Platinum a tool well-suited for rapid world creation. Additional Application Programming Interfaces for more sophisticated, programmatic control of the spaces will also be included. Initially, the WorldsShaper Platinum will only output in the Company's proprietary file format. If demand and market needs warrant, WorldsShaper Platinum's extensibility might be expanded to include support for ActiveX enabled scripting languages.

- - WorldsServer Platinum: The WorldsServer Platinum is the server software that the Company anticipates will be used to control and operate its future on-line virtual community, Worlds of Worlds, that is currently in development. If the Company is successful in developing this concept, the WorldsServer Platinum is being designed to manage the registration and authentication of users, the locations of users within the 3D environment, the physical structure of the 3D environment, all information regarding objects that are "shared" by the participants and any of the interactions between the users, such as text chat. It is currently proposed that the server will come in configurations that support 5, 20, 50, 100, 500, 1,000, and 1,000+ simultaneous users and is hoped to be available with a variety of add-on modules which, among other features, are intended to include, user tracking, encryption, person-to-person and multi-person voice conversations, streaming audio, electronic commerce transactions, and custom avatars. Additionally, the WorldsServer Platinum will include generalization of a "Bot" API to enable the use of Artificial Intelligence inference engines.

- - WorldsBrowser Platinum: The WorldsBrowser Platinum is used to access the 3D environments created with the Worlds Platinum Development Kit. The browser is optimized for speed, delivering 10 - 20 frame rates per second in highly textured virtual 3D worlds. After its initial introduction, the Company may make the browser an ActiveX control for Microsoft's Internet Explorer and a plug-in for the Netscape Navigator.

- - Worlds Platinum Libraries: The Worlds Platinum Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors. The Worlds Platinum Libraries will be made available as part of the WorldsShaper Platinum and can easily be customized by the user or extended by adding new library elements.

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

THE COMPANY'S PRODUCTS

Worlds Ultimate 3D Chat

         The Company owns its own proprietary online 3D Internet chat site known as Worlds Ultimate 3D Chat. Originally launched as Worlds Chat, another proprietary 3D chat site still operated by Worlds, it is an upgraded version using the Company's newest technology. The 3D environment was originally created by Predecessor and launched in 1996 to test its technologies and to learn about user behaviors and preferences in 3D environments. The Company's 3D technology enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Avatars can be created by the individual or chosen from pre-defined figures chosen from the Company's library. Users communicate with each other through text chat. The client interface for the Worlds Chat environment was originally distributed through a free download and later was sold on a CD which has a greater selection of avatars, persistent users names, and access to six virtual worlds (over 500 rooms, compared to 100 available in the free demo version).

         The Company believes that the user base to the Worlds Ultimate 3D Chat site will develop into a valuable asset. Although the Company has no plans to build advertising or subscription revenues through the original Worlds Chat site, such revenues may be possible in the future as the Company released the updated version of this product in December, 1998 and is attempting to market a customized version of this product for intranet applications by corporations. Currently, the Company collects a name and an e-mail address from its Worlds Ultimate 3D Chat users and a complete name, address, and credit card information from its direct customers. Worlds Ultimate 3D Chat also contains an e-commerce component, which the Company believes is the first commercial real 3D virtual store online, selling music merchandise of major recording artists including Elto John, David Bowie, Spice Girls, U2, Hanson, John Mellencamp, Shania Twain and others.

         In order to rapidly increase the number of potential subscribers of its 3D music sites, the Company will be offering its Worlds Ultimate 3D Chat product as a free download in the future. The objective in this marketing approach is that by reducing the price barrier, the Company may generate new members to its Chat service. These new members may be matriculated to the 3D music sites when launched and to the Company's e-commerce website. The proliferation of Worlds Ultimate 3D Chat may increase corporate brand identity that could translate into valuable consumer data and related advertising potential. The strategy of a free distribution model is comparable to the marketing strategy implemented by Netscape, Hotmail, Geocities and Tripod. The strategic objective is to rapidly establish market segment dominance in order to upsell to a large user base.

         The Company believes that there is an opportunity to further exploit the Worlds Ultimate 3D Chat product in modified form. The Company is now exploring the modification of Worlds Ultimate 3D Chat as a corporate intranet chat and information service for corporate clients. The modified application of Worlds Ultimate 3D Chat, if successfully modified and then marketed, could provide the company with an ongoing revenue stream based on the licensing fees for Worlds' server technology, as well as a per employee annual subscription fee.

David Bowie

         The company has  entered  into an  agreement  with  UltraStar  Internet
Services LLP to create the official 3D David Bowie environment entitled BowieWorld. The development of BowieWorld has been completed and was released in January 1999. As part of the agreement Worlds has received the exclusive rights to create the 3D DavidBowieStore.com which sells selected Bowie merchandise.

Universal/Hyundai - Animal House.com

         The company has entered into a contract with Universal Studios in partnership with Hyundai to create a 3D Animal House site which has been encoded on a music CD containing songs from 10 Universal recording artists. As part of the launch of Animal House.com, Universal was to distribute 1,000,000 of the enhanced CD's targeted to college students.

Polygram Merchandising

         The company has entered into an agreement with Polygram merchandising to develop and maintain the SuperStarSuperstore.com employing an e-commerce engine to sell music merchandise of major recording artists including Elton John, David Bowie, Hanson, U2, Spice Girls, Shania Twain and others. Worlds has developed the 3D stores for these artists and these are included in Worlds Ultimate 3D Chat. In conjunction with this 3D site, Worlds has launched WorldsStore.com, an HTML ("2D") commerce site that offers the same merchandise as the 3D store sites to consumers who wish to access these artists stores through traditional HTML ("2D") pages on the Internet.

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

         Many companies now compete with the Company in one way or another and new ones may emerge in the future that might compete with the company. The competition may be through entry into the same markets as the Company, or through technology that either obviates the Company's advantages or lowers the barrier to entry in one of the Company's markets.

         Besides technological competition, the Company will be competing with established online music retailers with substantial resources and established user bases. Among the leaders in non-3D online music web sites are Amazon.com and CDNow. Each of these companies, as well as others that are currently selling on-line music related products, including CDs and other merchandise, have financial and management resources significantly in excess of the Company's. These companies have established themselves with consumers as music merchandise and music review destinations; they all sell music-related products and have generated revenues in online sales.

         Notwithstanding the foregoing, to the best of the Company's knowledge, no other company is currently offering a product that integrates 3D internet technology with a music industry content application similar to that which the Company is now offering.

EMPLOYEES

         The Company currently has nine full time employees, of which four are engaged in product development, one is engaged in financial activities and four are engaged in marketing activities. The Company has also re-established relationships with seven independent contractors (software developers/programmers) who until early 1997 were performing technological development work on its Worlds Platinum platform.

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

ITEM 2. PROPERTIES

         The Company's facilities are located in approximately 2,500 square feet of leased office space in San Francisco, California and 2,500 square feet of leased office space in Boston, Massachusetts. The lease in San Francisco is on a month by month basis at $4,700 per month and in Boston the lease expires in September 2000 and provides for an annual rental of approximately $50,000. The Company has only negligible costs relating to environmental compliance laws.

ITEM 3. LEGAL PROCEEDINGS

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company's common stock started being quoted on the OTC Bulletin Board on October 20, 1998, under the symbol WLDI. The high and low closing price from the inception of quotation through December 31, 1998 was $2.00 and $.25, respectively.

         As of March 19, 1999, there were 596 record holders of the Registrant's common stock.

         Since its inception, the Registrant has not paid any dividends on its common stock and has no current intention to do so in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 1998 and for the period April 8, 1997 (inception) through December 31, 1997 is derived from the Company's audited financial statements included elsewhere herein. Such data includes the operations of Academic Computer Systems, Inc. and Predecessor from December 4, 1997. The selected statement of operations data for Predecessor and for the year ended December 31, 1996, for the period ended December 3, 1997 is derived from audited financial statements included elsewhere herein.

         The following data should be read in conjunction with the financial statements of the Company and Predecessor.



Statement of Operations Data

------------------------------ ------------------------------------------      -----------------------------------------
                                           Worlds Inc.                                        Predecessor
------------------------------ ----------------- ------------------------      -------------------- --------------------
                               Year Ended 12/31/98  From 4/8/97                  For the Period       For the Year Ended
                                                    (inception) to               Ended 12/3/97        12/31/96
                                                    12/31/97
------------------------------ ----------------- ------------------------      -------------------- --------------------
Net Revenues                   $ 29,110               $ 1,420                           $80,720           $  3,784,019
------------------------------ ----------------- ------------------------      -------------------- --------------------
Total Cost and Expenses        $ 3,672,914            $ 6,810,568(b)                 $2,885,088           $ 13,871,984
------------------------------ ----------------- ------------------------      -------------------- --------------------
Operating Loss                 $ 3,643,804            $ 6,809,148                  $ (2,804,368)          $(10,087,965)
------------------------------ ----------------- ------------------------      -------------------- --------------------
Other Income and (Expenses)    $ 822,576(a)           $    (3,099)                 $    134,863           $     16,011
------------------------------ ----------------- ------------------------      -------------------- --------------------
Net Loss Before Taxes and      $ 2,821,228            $ 6,812,247                  $ (2,669,505)          $(10,071,954)
Extraordinary Item
------------------------------ ----------------- ------------------------      -------------------- --------------------
Income Taxes                   -0-                       -0-                       $     (5,000)          $   (115,000)
------------------------------ ----------------- ------------------------      -------------------- --------------------
Net Loss Before                 $ 2,821,228           $ 6,812,247                  $ (2,674,505)          $(10,186,954)
Extraordinary Item
------------------------------ ----------------- ------------------------      -------------------- --------------------
Extraordinary Item - Gain on    $ 172,547             $   125,776                  $    389,285                    -0-
Debt Settlement
------------------------------ ----------------- ------------------------      -------------------- --------------------
Net Loss                        $ 2,648,681           $ 6,686,471                  $ (2,285,220)          $(10,186,954)
------------------------------ ----------------- ------------------------      -------------------- --------------------
Loss Per Share - Before         $ (.16)               $     (.73)
Extraordinary Item (Basic
and Diluted)
------------------------------ ----------------- ------------------------
Loss Per Share (Basic and      $ (.15)                $     (.72)
Diluted)
------------------------------ ----------------- ------------------------


Balance Sheet Data
                                    December 31, 1998

Working Capital                 $        680,879
Total Assets                           1,908,012
Total Liabilities                      2,887,905
Stockholders' Deficit           $       (979,893)

(a) Includes $810,140 gain resulting from reversal of certain Predecessor liabilities.
(b) Includes $6,135,538 of acquired research and development costs resulting from the merger with Predecessor.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Statements contained herein which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the Company's ability to complete development and then market its products and competitive factors.

         The Company was originally formed on May 20, 1968. Since 1975 the Company has been inactive with no operations and its only income has come from interest, gain on the sale of securities and dividends. Following the Mergers, the Company is engaged in the business and operations formerly conducted by Predecessor. Accordingly, a discussion and analysis of the Company's financial condition and results of its operations would be of limited importance to any reader as it would only cover activities (or lack thereof) which have no meaning in the context of the Company's current operations. Thus, included herein is a discussion and analysis of the financial condition and results of the operations of Predecessor's pre-Mergers operations.

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

         Predecessor did not generate significant revenues. While the Company has completed development and market testing of Worlds Platinum and its 3D Internet music sites, the Company will not generate significant revenues, if ever, until after it successfully attracts and retains a significant number of subscribers and/or advertisers. The Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing its proposed products. There can be no assurance that the Company will be able to attract and retain a sufficient number of subscribers and/or advertisers to generate significant revenues or achieve profitable operations or that its products and services will prove to be commercially viable.

         Predecessor (and now the Company), classified its expenses into three broad groups: (i) research and development; (ii) cost of revenues; and (iii) selling, general and administration. Revenues consisted primarily of production service activities and sales of technology licenses.

         Software development costs (consisting primarily of salaries and related expenses) incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB)

Statement No. 86. In accordance with FASB 86, the Company will capitalize software development costs at such time as the technological feasibility of the product has been established. The Company began to capitalize its software in the 4th quarter with the commercial release of three products, Animal House, BowieWorld and Worlds Ultimate 3D Chat. $160,000 has been allocated toward capitalization.

Plan of Operation

         In December 1998, Worlds Ultimate 3D Chat (WU3D) was released, as a successor to Worlds Chat Gold. The product has been primarily marketed via the company's web site, Worlds.com and the Company's e-commerce site, WorldsStore.com. WU3D is built on the Company's Gamma platform and incorporates e-commerce, voice to voice chat, articulated, customizable avatars and video and audio streaming.

         The Company has completed work on Worlds Platinum, the latest version of the Company's 3D internet software, to adapt it for distribution and use on CD+ media. The Company is in discussions with several major record labels and companies for them to distribute Worlds Platinum, along with music related web site access. The Company's strategy of distributing its products on CD+ is wholly dependent upon obtaining distribution agreements with record labels or companies. To date, the Company has three agreements.

         During the fourth quarter, the Company successfully completed the development of the Gamma development tool kit and commercially released three products utilizing the Company's 3D Internet technology. The first product to be released was AnimalHouse.com, a 3D environment created by the Company for Universal/Hyundai targeting the college market. Worlds 3D technology was encoded on an enhanced CD with audio tracks of 10 Universal musical artists and distributed to college students through a variety of Universal distribution outlets. The agreement entered into by the Company with Universal called for the manufacture and distribution by Universal of up to 1,000,000 CD's. The second product to be released was for David Bowie's BowieNet, the first artist created ISP (Internet Service Provider). The product created by Worlds is named BowieWorlds and has been released in the US as well as the UK by UltraStar Internet Services LLP, the owners of Bowie Net. The third product to be released was Worlds Ultimate 3D Chat which has been primarily marketed via the Company's web site, Worlds.com and the Company's e-commerce site, WorldsStore.com. WU3D is built on the Company's Gamma platform and incorporates e-commerce, voice to voice chat, articulated, customizable avatars and video and audio streaming. The Company also reached an agreement with UltraStar Internet Services LLP, owners of BowieNet, to have WU3D released as a bonus to BowieNet members.

         The Company has been actively pursuing strategic alliances with a number of companies that can provide exposure and distribution of the Company's products and technology. The Company has recently entered into two confidential agreements with two major companies in the internet arena. The first is with Excite, the number 3 portal site on the internet, which calls for the Company to provide select e-commerce content to Excite. The second agreement is with Road Runner Broadband Service Company, owned by Time Warner, Media One and Microsoft. The agreement calls for the Company to develop and operate a custom 3D site on the Road Runner Service. The site will be targeted to music consumers and will provide for a download of the Company's software at a high bandwidth, which is the essential technology offered by Road Runner. As part of the agreement the Company can offer Road Runner users access to the Company's other 3D products as well as the Company's e-commerce site. The agreement is a showcase to the Company's technology and a strategic alliance for its distribution.

         The Company's present cash resources are insufficient to meet all of its requirements over the next twelve months. However, by limiting the scope of its business plan and cutting back on its development, the Company can stretch its current cash resources for at least the next twelve months. The Company currently has nine full-time employees and is working with seven independent software contractors who were former employees of the Company. The Company does not anticipate hiring additional employees or purchasing additional plant or equipment other than that needed on a day-to-day basis until product sales increase significantly and/or additional financing is obtained.

Results of Operations of the Company

Fiscal Year Ended December 31, 1998 Compared With Period from April 8, 1997 through December 31, 1997.

         The Company's primary activities during 1998 were signing three contracts to produce content for music related web sites, completing a small financing and attempting a merger for additional financing, completing development of Worlds Platinum, releasing a new version of Worlds Chat and developing and operating a web site for the sale of music related merchandise. The Company's primary activities during the period from April 8, 1997 through December 31, 1997 were the formation of WAC, negotiating and consummating the Mergers, attending to post-Merger administrative and legal matters, the completion of a private placement, and the negotiation and compromise of debts of Predecessor.

         Revenues were nominal at $29,110 during 1998 as compared to $1,420 in 1997 due to almost total lack of sales directly attributable to the fact that its WorldsStore.com web site was not operational until November.

         Selling, general and administrative expenses were $2,650,703 during 1998 as compared to $675,030 in 1997 for this period and consisted largely of overhead, expenses relating to development of its web site and content for the contracts within the music industry, professional fees and other expenses incurred in connection with the Mergers and the attempted merger with Unity First Acquisition Corp., representing an increase of $1,975,673.

         An expense of $6,135,538 was incurred during 1997 for the acquisition of research and development from Predecessor, being the sum of the negative net worth of Predecessor, plus the value of the 1,999,996 shares of the Company's common stock given in exchange for all the outstanding stock of Predecessor at the time of the Mergers. The Company invested $992,932 during 1998 in research and development as it completed development of its Gamma technology.

         The Company had net interest income during 1998 of $12,436 as compared to net interest expense of $3,099 in 1997, primarily attributable to more earned on the funds raised in the Company's financings than accumulated on Predecessor's notes payable.

         The Company also realized an extraordinary gain of $172,547 during 1998 as compared to $125,776 during 1997, by settling debts of the Company at less than face value.

         As a result of the above, plus a recorded gain of $810,140 resulting from the reversal of certain items previously recorded as liabilities of Predecessor, the Company's net loss for 1998 (including the extraordinary gain on debt settlement of $172,547) was $2,648,681 as compared to a net loss of $6,686,471 during 1997.

Liquidity and Capital Resources of the Company

         Net cash used by the Company's operating activities during 1998 was $3,333,035. At December 31, 1998, the Company had a working capital of $680,879 and cash and cash equivalents in the amount of $1,581,764.

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

         Prior to the Mergers, the Company had 910,000 shares outstanding. Effective December 31, 1997, the Company closed on an additional $585,000 of gross proceeds from the Private Offering, of which it netted $529,000, and issued an additional 585,000 shares of Common Stock and on January 2, 1998 received an additional $30,000, of which it netted $26,500, and issued an additional 30,000 shares. In June 1998, the Company closed on a secondary offering of $1,832,000 gross proceeds, of which it netted $1,715,800 by selling 1,832,000 shares at $1.00 per share.

         The Company's capital requirements relating to the commercialization of Worlds Platinum and development of web site access and content for the music industry have been and will continue to be significant. The Company is dependent on the proceeds of future financings in order to continue in business and develop and commercialize its proposed products.

         The Company anticipates, based on currently proposed business plans and assumptions relating to its operations (including the timetable of, and costs associated with, product development and commercialization), that it has only a portion of the funds necessary to permit the Company to complete product development and commercialization. Satisfactory completion of product development and commercialization will require capital resources substantially greater than those currently available to the Company. However, by limiting the scope of its business plan and cutting back on its development budget, the Company can stretch its current cash resources for at least the next twelve months. The Company is continuing to explore financing opportunities. In addition, as a result of the Mergers by operation of law, the Company assumed Predecessor's then liabilities of approximately $4.6 million. Although the Company is in the process of negotiating the amount and timing of payment of some of its liabilities, there is no assurance that such negotiations will be successful. At December 31, 1998, the Company's total liabilities are approximately $2.9 million.

         There can be no assurance that the Company will be able to raise any proceeds from an offering of its securities or otherwise obtain the substantial additional capital necessary to permit the Company to attract and retain a sufficient number of subscribers or that any assumptions relating to its business plans will prove to be accurate. While the Company hopes to raise additional financing, the Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease operations. Based upon its current projections, the Company believes it currently has sufficient funds to operate for at least the next twelve months.

Results of Operations of Predecessor

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

         As a result of the foregoing, Predecessor incurred a net loss of $2,285,220, inclusive of the $389,285 extraordinary gain, for the eleven months ended December 3, 1997, compared to $10,186,954 for the fiscal year ended December 31, 1996.

Effect of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

Year 2000 disclosure

         The Company itself is Year 2000 compliant and does not anticipate any internal problems. In the event any internal problems should arise, the Company has many expert computer technicians on its payroll and believes that it will be able to satisfactorily address any such problems. However, the Company is dependent on the integrity of the Internet being maintained for it to derive income from the sale of merchandise on its own e-commerce site and through links to the products it created. The Company has employed a redundancy system as a safeguard to protect the viability of its site by having its site hosted by two of the larger Internet Service Providers. Thus, in the event one of its hosts should fail, the Company could continue uninterrupted on the other ISP. The Company has been advised that its hosts are addressing the Year 2000 issue and hope to be compliant. The Company uses Wells Fargo to process its e-mail transactions. Wells Fargo processes a significant portion of all Internet e-commerce transactions and if it fails due to year 2000 problems the Company will be impacted, but not likely more than many other e-commerce vendors. In summary, the Company is totally dependent upon 3rd parties for hosting and processing its e-commerce activities and while the Company cannot control the actions of these 3rd parties, the Company believes that given its redundant safeguard, the availability of other hosts and processors to switch to in the event the Company's current hosts and/or processor crashes and the fact that the Company only sees nominal revenue from its e-commerce at this time, the Company does not believe that its profitability or operations will be materially affected by the Year 2000 problem.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 31, 1998 the Company dismissed Lipner, Gordon & Co. LLP as its independent accountants ("LG&C"). This action had been approved by the Company's Board of Directors. During the past three years LG&C did not issue a report on the Company's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period of its engagement there were no disagreements between the Company and LG&C on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of LG&C, would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

         On January 31, 1998 the Board of Directors of the Company appointed BDO Seidman, LLP ("BDO") as its independent accountants. Prior to such engagement, BDO was the independent auditor of Worlds Inc. and Worlds Acquisition Corp., two Delaware corporations which merged into the Company. BDO provided written reports of these two corporations which was included in offering materials for a private financing continued by the Company after the Mergers. BDO was also consulted regarding the filing obligations of the Company pursuant to the change in its fiscal year. Finally, BDO was consulted regarding the nature of the financial statements required to be included by the Company in its filing of a Registration Statement on Form SB-2, in which BDO also provided written reports regarding the two merged corporations.

         Other than as disclosed above, the Company did not consult with BDO regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND CONSULTANT

The directors and executive officers of the Company are as follows:

Name                          Age       Position
-----                         ---       --------

Michael J. Scharf             56        Chairman of the Board
Thomas Kidrin                 46        President, Chief Executive Officer,
                                        Secretary, Treasurer and Director
Kenneth  A. Locker            50        Director

MICHAEL J. SCHARF has been Chairman of the Board since December 3, 1997. Prior to the Mergers, Mr. Scharf was Chairman and Secretary of Worlds Acquisition Corp. ("WAC") since June 4, 1997, and a Director since inception. Since 1993 he as been Chairman and President of Niagara Corporation, a company engaged in the manufacturing and distribution of steel bars. From 1983 until 1989, Mr. Scharf was Chairman and Chief Executive Officer of Edgcomb Corporation, the largest independent distributor of steel in the United States. Mr. Scharf received an A.B. degree from Princeton University and an M. B. A. from Harvard Business School. From 1989 (when Edgcomb was sold) until 1993 (when Niagara was founded) Mr. Scharf managed his personal investments.

THOMAS KIDRIN has been President, Chief Executive Officer, Secretary and Treasurer since December 3, 1997. Prior to the Mergers, Mr. Kidrin was President of WAC since its inception, Treasurer since June 4, 1997 and a Director since inception. From 1991 to 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, (TM) the largest private network on college campuses in the United States.

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

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company, excluding Mr. Scharf, will be reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors and any committee on which they may serve, as well as $2,000 per Board meeting. Total Board related expenses, including travel, lodging, and director's fees, is approximately$40,000 per year.

ITEM 11.          EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Prior to the Mergers, the Company had not paid any compensation to its executive officers or directors during the prior three years. From December 3, 1997 (effective date of the Mergers) through December 31, 1997, the Company paid $21,903 in compensation to its President and Chief Executive Officer and $175,000 during 1998. The Company intends to enter into an employment agreement with its President, Thomas Kidrin, that will expire December 2000. The agreement, among other things, will provide for base compensation payable to Mr. Kidrin of $175,000 in the first year, and bonuses to be determined. The agreement will also provide for employment on a full-time basis and contain a provision that Mr. Kidrin will not compete or engage in a business competitive with the Company for a period of one year after termination.

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

         There are currently 105,000 stock options outstanding at an exercise price of $.50 and 60,000 to one of the Company's outside directors exercisable at $.60 that were granted in 1997, and 629,000 options at an exercise price of $1.00 including 40,000 to one of the Company's outside directors, that were granted during 1998. All outstanding options vest in equal amounts over a three year period.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 1998, Mr. Locker, an outside director, did not file a Form 4 reflecting the receipt of 40,000 stock options.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 19, 1999, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group. Each stockholder's address is c/o the Company, 15 Union Wharf, Boston, MA 02109.

                            Shares Owned Beneficially
                                  and of Record

Name                     No. of Shares                 % of Total
----                     -------------                 ----------
Michael J. Scharf (1)    1,900,000                     10.60%
Thomas Kidrin (2)        1,600,000                      8.93%
Kenneth A. Locker (3)       20,000(4)                     *
Steven A. Greenberg      4,500,000                     25.11%
All Officers and Directors
  as a Group (3 persons) 3,500,000                     19.53%
----------------
* less than 1/10 of 1%

(1) Chairman.
(2) President, Chief Executive Officer, Secretary, Treasurer and a
Director.
(3) Director.
(4) Consists of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company intends to enter into a month-to-month consulting agreement with Steven A. Greenberg, a founder of WAC. The agreement will provide for monthly compensation of $15,000 plus reimbursement of reasonable expenses actually incurred. In addition to providing consulting services, Mr. Greenberg will also make his offices and support staff available to Company employees. During 1997, Mr. Greenberg loaned $77,000 to WAC of which $73,000 was repaid as of December 31, 1998. Also, during 1998, Mr. Greenberg received $180,000 in consulting fees.


          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND
         REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The  financial   statements  are  listed  in  the  Index  to  Financial
Statements on page F-1 and are filed as part of this annual report.

     2.  Not Applicable.

     3.  Exhibits

         27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

                  Worlds Inc. (a development stage enterprise)
                              Financial Statements
           Period from April 8, 1997 (Inception) to December 31, 1997 and Year Ended December 31, 1998

                  Worlds Inc. (a development stage enterprise)
                              Financial Statements
           Period from April 8, 1997 (Inception) to December 31, 1997 and Year Ended December 31, 1998

                  Worlds Inc. (a development stage enterprise)

           Period from April 8, 1997 (Inception) to December 31, 1997 and Year Ended December 31, 1998

                                  Worlds Inc.
                        (a development stage enterprise)

                                    Contents

          Report of independent certified public accountants        F-3

          Financial statements:
             Balance sheets                                         F-4
             Statements of operations                               F-5
             Statements of stockholders' deficit                    F-6
             Statements of cash flows                               F-7
             Summary of accounting policies                         F-8 - F-11
             Notes to financial statements                          F-12 - F-23

          Worlds Inc. ("Predecessor")
             [Predecessor company - information prior to date of merger with the
                Company herein disclosed]:

          Report of independent certified public accountants        F-26

          Financial statements:
             Balance sheet                                          F-27
             Statements of operations                               F-28
             Statements of stockholders' deficit                    F-29
             Statements of cash flows                               F-30
             Summary of accounting policies                         F-31 - F-33
             Notes to financial statements                          F-34 - F-45

Report of Independent Certified Public Accountants


Worlds Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of Worlds Inc. (the "Company") (a development stage enterprise) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the period from April 8, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. at December 31, 1997 and 1998 and the results of its operations and its cash flows for the period from April 8, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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




BDO Seidman, LLP



New York, New York

March 26, 1999

                                  Worlds Inc.
                        (a development stage enterprise)

                                                                Balance Sheets



   December 31,                                                                          1997                   1998
   --------------------------------------------------------------------- ---------------------- ----------------------
   Assets
   Current:
      Cash and cash equivalents                                                   $ 3,541,829            $ 1,581,764
      Prepaid expenses and other current assets                                        74,713                 53,486
      Inventory                                                                             -                 58,516
   --------------------------------------------------------------------- ---------------------- ----------------------
           Total current assets                                                     3,616,542              1,693,766
   Property, equipment and software development, net of accumulated                   209,452                214,246
      depreciation and amortization (Note 5)
   --------------------------------------------------------------------- ---------------------- ----------------------
                                                                                  $ 3,825,994            $ 1,908,012
   --------------------------------------------------------------------- ---------------------- ----------------------
   Liabilities and Stockholders' Deficit
   Current:
      Accounts payable (Note 11)                                                 $    568,707           $    319,906
      Accrued expenses (Note 11)                                                      592,250                446,333
      Advanced customer billings (Note 11)                                            436,140                      -
      Current maturities of notes payable (Note 6)                                    269,333                246,648
   --------------------------------------------------------------------- ---------------------- ----------------------
           Total current liabilities                                                1,866,430              1,012,887
   Long-term portion, notes payable (Note 6)                                        1,968,333              1,875,018
   --------------------------------------------------------------------- ---------------------- ----------------------
           Total liabilities                                                        3,834,763              2,887,905
   --------------------------------------------------------------------- ---------------------- ----------------------
   Commitments (Note 7)
   Stockholders' deficit (Notes 2, 3 and 8):
      Common stock, $.001 par value - shares authorized 30,000,000;                    16,120                 18,032
         issued 16,119,996 and 18,031,996
      Additional paid-in capital                                                    6,661,582              8,401,970
      Deficit accumulated during the development stage                             (6,686,471)            (9,335,152)
   --------------------------------------------------------------------- ---------------------- ----------------------
                                                                                       (8,769)              (915,150)
      Treasury stock, at cost, 113,465 shares (Note 2)                                      -                (64,743)
   --------------------------------------------------------------------- ---------------------- ----------------------
           Total stockholders' deficit                                                 (8,769)              (979,893)
   --------------------------------------------------------------------- ---------------------- ----------------------
                                                                                  $ 3,825,994            $ 1,908,012
   --------------------------------------------------------------------- ---------------------- ----------------------


                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)

                                                      Statements of Operations




                                                          Period from          Year ended          Cumulative,
                                                         April 8, 1997      December 31, 1998      period from
                                                         (inception) to                           April 8, 1997
                                                          December 31,                            (inception) to
                                                            1997(a)                                December 31,
                                                                                                     1998(a)
------------------------------------------------------ ------------------- -------------------- -------------------
Net revenues                                            $        1,420         $      29,110       $       30,530
Costs and expenses:
   Cost of revenues                                                  -               (29,279)             (29,279)
   Selling, general and administrative                        (675,030)           (2,650,703)          (3,325,733)
   Research and development                                          -              (992,932)            (992,932)
   Acquired research and development (Note 1)               (6,135,538)                    -           (6,135,538)
------------------------------------------------------ ------------------- -------------------- -------------------
        Operating loss                                      (6,809,148)           (3,643,804)         (10,452,952)
Other income (expenses):
   Gain resulting from reversal of certain                           -               810,140              810,140
      predecessor liabilities (Note 11)
   Interest income                                              13,593               124,006              137,599
   Interest expense                                            (16,692)             (111,570)      (128,262)
------------------------------------------------------ ------------------- -------------------- -------------------
        Loss before extraordinary item                      (6,812,247)           (2,821,228)          (9,633,475)
Extraordinary item - gain on debt settlement                   125,776               172,547              298,323
   (Note 10)
------------------------------------------------------ ------------------- -------------------- -------------------
Net loss                                                   $(6,686,471)          $(2,648,681)        $ (9,335,152)
------------------------------------------------------ ------------------- -------------------- -------------------
Loss per share (basic and diluted) (Note 12):
      Loss before extraordinary item                   $          (.73)      $          (.16)
      Extraordinary item                                           .01                   .01
------------------------------------------------------ ------------------- --------------------
        Net loss per share (basic and diluted)         $          (.72)      $          (.15)
------------------------------------------------------ ------------------- --------------------
Weighted average common shares outstanding:
      Basic and diluted                                      9,336,569            17,170,288
------------------------------------------------------ ------------------- --------------------


   ------------
   (a) Includes the results of Predecessor and Academic which were merged into the Company on December 3, 1997.

                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)


                                            Statements of Stockholders' Deficit
                                                                       (Note 8)

  Period from April 8, 1997 (inception) to December 31, 1998

                                   Common stock            Additional  Deficit        Treasury stock     Total
                              -------------------------     paid-in    accumulated                     stockholders'
                              Shares           Amount       capital    during the                      deficit
                                                                       development
                                                                       stage
--------------------------------------------------------------------------------------------------------------------
Issuance of common stock       8,400,000       $  8,400    $   195,600 $              $           -    $   204,000
   to founding
   stockholders
Sale of shares in private      4,810,000          4,810      3,689,866             -              -      3,694,676
   offering memorandum
   and shares issued to
   placement agent, net
   (Note 3)
Issuance of shares to            910,000            910        557,116             -              -        558,026
   Academic Computer
   Systems, Inc. (Note 2)
Issuance of shares             1,999,996          2,000      1,998,000             -              -      2,000,000
   pursuant to merger
   with predecessor
   (Note 2)
Capital contribution                   -              -        221,000             -              -        221,000
   resulting from
   forgiveness of debt to
   shareholders of
   predecessor (Note 6)
Net loss for the period                -              -              -    (6,686,471)             -     (6,686,471)
   April 8 to
   December 31, 1997
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    16,119,996         16,120      6,661,582    (6,686,471)             -         (8,769)
Sale of shares in private         30,000             30         26,470             -              -         26,500
   offering memorandum
   (January 1998) (Note 3)
Sale of shares in public       1,832,000          1,832      1,713,968             -              -      1,715,800
   offering of common
   stock, net (June 1998)
   (Note 3)
Conversion of 113,465                  -              -              -             -        (64,743)       (64,743)
   shares to certain
   stockholders
   (June 1998) (Note 2)
Conversion of employee            50,000             50            (50)            -              -              -
   stock options into
   shares (October 1998)
   (Note 8)
Net loss for the year                  -              -              -    (2,648,681)             -     (2,648,681)
   ended December 31, 1998
--------------------------------------------------------------------------------------------------------------------
Balance, December 31,         18,031,996        $18,032     $8,401,970   $(9,335,152)      $(64,743)   $  (979,893)
   1998
--------------------------------------------------------------------------------------------------------------------

                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)

                                                     Statements of Cash Flows
                                                                    (Note 13)


                                                             Period from         Year ended         Cumulative,
                                                            April 8, 1997    December 31, 1998      period from
                                                           (inception) to                          April 8, 1997
                                                          December 31, 1997                       (inception) to
                                                                                                 December 31, 1998
--------------------------------------------------------- ------------------ ------------------- ------------------
Cash flows from operating activities:
   Net loss                                                    $(6,686,471)       $(2,648,681)        $(9,335,152)
--------------------------------------------------------- ------------------ ------------------- ------------------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Loss on disposal of fixed assets                                 -             54,041              54,041
        Depreciation and amortization                               16,323            129,752             146,075
        Gain resulting from reversal of certain                          -           (810,140)           (810,140)
           predecessor liabilities
        Gain on debt settlement                                   (125,776)          (172,547)           (298,323)
        Acquired research and development                        6,135,538                  -           6,135,538
        Allowance for doubtful accounts                               (538)               538                   -
        Changes in operating assets and liabilities, net
           of effects from merger with Predecessor and
           Academic:
              Inventory                                                  -            (58,516)            (58,516)
              Prepaid expenses and other assets                     93,716             20,689             114,405
              Accounts payable and accrued expenses                214,361            151,829             366,190
--------------------------------------------------------- ------------------ ------------------- ------------------
                Total adjustments                                6,333,624           (684,354)          5,649,270
--------------------------------------------------------- ------------------ ------------------- ------------------
--------------------------------------------------------- ------------------ ------------------- ------------------
                Net cash used in operating activities             (352,847)        (3,333,035)         (3,685,882)
--------------------------------------------------------- ------------------ ------------------- ------------------
--------------------------------------------------------- ------------------ ------------------- ------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                 -            (28,587)            (28,587)
   Additions to software development costs                               -           (160,000)           (160,000)
--------------------------------------------------------- ------------------ ------------------- ------------------
                Net cash used in investing activities                    -           (188,587)           (188,587)
--------------------------------------------------------- ------------------ ------------------- ------------------
Cash flows from financing activities:
   Proceeds from sale of common stock to founding                  204,000                  -             204,000
      stockholders
   Proceeds from sale of common stock in private                 3,694,676             26,500           3,721,176
      offering memorandum
   Proceeds from sale of common stock in public offering                 -          1,715,800           1,715,800
   Payment of conversion price of shares to certain                      -            (64,743)            (64,743)
      stockholders
   Payments on note payable                                         (4,000)          (116,000)           (120,000)
--------------------------------------------------------- ------------------ ------------------- ------------------
                Net cash provided by financing                   3,894,676          1,561,557           5,456,233
                   activities
--------------------------------------------------------- ------------------ ------------------- ------------------
Net increase (decrease) in cash and cash equivalents             3,541,829         (1,960,065)          1,581,764
Cash and cash equivalents, beginning of period                           -          3,541,829                   -
--------------------------------------------------------- ------------------ ------------------- ------------------
Cash and cash equivalents, end of period                       $ 3,541,829        $ 1,581,764        $  1,581,764
--------------------------------------------------------- ------------------ ------------------- ------------------

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

   Fair  Value of  Financial  Instruments

                    The carrying amounts of financial instruments, including cash and short-term Instruments debt, approximated fair value as of December 31, 1998 because of the relatively short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of December 31, 1998, based upon estimates for similar debt issues.


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


   Inventory

                    Inventory consists of merchandise held for resale and is valued at the lower of cost or market or a first-in, first-out (FIFO) basis.

   Software Development Costs


                    In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs incurred by the Company subsequent to establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers are capitalized and carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based on estimates of future revenues to be derived from the sale of the software product reduced by the costs of completion and disposing of the product. During the fourth quarter of 1998 technological feasibility of the company's software was established. In this regard $160,000 was capitalized and included in property, equipment and software development as of December 31, 1998. Amortization of the costs capitalized will commence in 1999 and will be based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement.


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

                    While no trading market existed for the securities of Academic, the Company's common stock is traded on the Bulletin Board.

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

                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements

                    On October 29, 1998, the Company's stockholders voted in favor of the Agreement, however, Unity did not obtain the super majority of 80% required by Unity's Charter, thereby canceling the proposed plan of merger and reorganization.


5.     Property,
       Equipment  and
       Software Development

                    A summary of property, equipment and software development at December 31, Software Development 1997 and 1998 is as follows:

                    December 31,                        1997       1998
---------------------------------------------------   --------   --------
                   Computers, software and            $650,557   $426,796
                     equipment
                   Software development costs             --      160,000
---------------------------------------------------   --------   --------
                              Total                    650,557    586,796
                   Less:  Accumulated                  441,105    372,550
                             depreciation and
                             amortization
---------------------------------------------------   --------   --------
                                                      $209,452   $214,246
---------------------------------------------------   --------   --------

6.     Notes Payable                  Long-term  debt at  December  31, 1997 and
                                      1998 consists of the following:

                                                       December 31,
                                                   1997             1998
-------------------------------------------- --------------- -----------------
Convertible promissory notes payable -           $1,685,000       $1,685,000
  stockholders, maturing December 3,
  2000, plus interest at 7.5% compounded
  annually. The notes are convertible
  into shares of the Company's common
  stock as follows: from December 4, 1998
  to December 3, 1999 at $5.00 per share
  and after December 4, 1999 at $5.625
  per share. (Stockholders granted
  forgiveness of accrued interest of
  $106,000 on this debt which had
  previously been assumed as an accrued
  expense in the merger - see (a) below).
Note payable - technology obligation                186,666          186,666
  (noninterest bearing), payable in
  monthly installments of $3,333 until
  November 2001
Note payable - stockholder, payable in              250,000          250,000
  monthly installments of $6,944 until
  December  2000,  plus  interest  at 8%.
  (Stockholder   granted  forgiveness  of
  $115,000  which  had  previously   been
  assumed  as an  account  payable in the
  merger - see (a) below).
Note payable - investment banker, payable           116,000                -
  in monthly installments of $2,000 until
  September 1998, with a final payment of
  $100,000, plus interest at 8%.
------------------------------------------- ---------------- -----------------
                                                  2,237,666        2,121,666
Less:  Current maturities                           269,333          246,648
------------------------------------------- ---------------- -----------------
       Long-term portion                         $1,968,333       $1,875,018
------------------------------------------- ---------------- -----------------


------------

(a)     As  a   result   of  the   mergers
        discussed  in Note 2, the  Company
        was granted forgiveness of debt by
        certain       stockholders      of
        Predecessor.   Such   forgiveness,
        aggregating     $221,000,      was
        accounted for as a contribution of
        capital  to the  Company  for  the
        period ended December 31, 1997.

                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements

                Approximate maturities of long-term debt over the next four years are as follows:


Year ended December 31,
-------------------------------------------------------   ----------
1999                                                      $  246,648
2000                                                       1,808,340
2001                                                          39,996
2002                                                          26,682
-------------------------------------------------------   ----------

7.     Commitments  (a) During September 1997, the Company  commenced leasing of office space in Boston under a noncancellable operating lease expiring in September 2000. Minimum rentals under this lease are approximately as follows:


Year ending December 31,
----------------------------------------------------   -------
1999                                                   $50,000
2000                                                    34,400
----------------------------------------------------   -------
Total minimum payments                                 $84,400
----------------------------------------------------   -------

                    Rent expense for the period ended December 31, 1997 and the year ended December 31, 1998 was approximately $21,000 and $112,000, respectively.

                    (b) The Company anticipates entering into an employment agreement with its president that calls for minimum annual compensation of $175,000. Bonuses will be determined at the discretion of the Board of Directors. The agreement is anticipated to expire in December 2000.

                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements

8.   Stockholders' Deficit

                                      Common Stock Split

                                      On September 15, 1997, the Company's Board
                                      of Directors  approved a two-for-one split
                                      of the common stock. The additional shares
                                      resulting   from  the  stock   split  were
                                      distributed  on September  15, 1997 to all
                                      stockholders  of  record  at the  close of
                                      business  on  September   15,  1997.   The
                                      balance sheets as of December 31, 1997 and
                                      1998 and the  statement  of  stockholders'
                                      equity for the  period  from April 8, 1997
                                      to   December   31,   1998   reflect   the
                                      retroactive recording of the stock split as if it had occurred on April 8, 1997. Further, all references in the financial statements to average number of shares outstanding and related prices, per share amounts and stock option data have been restated for all periods to reflect the stock split.

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

                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements

                                      FASB  Statement No. 123,  "Accounting  for
                                      Stock-Based  Compensation",  requires  the
                                      Company to provide  pro forma  information
                                      regarding net loss as if compensation cost
                                      for the  Company's  stock option plans had
                                      been  determined  in  accordance  with the
                                      fair value based method prescribed in FASB
                                      Statement  No. 123. The Company  estimates
                                      the fair value of each stock option at the
                                      grant  date  by  using  the  Black-Scholes
                                      option-pricing  model  with the  following
                                      weighted-average   assumptions   used  for
                                      grants in 1997 and 1998, no dividend yield; expected volatility of 30% in 1997 and 46.1% in 1998; risk-free interest rate of 5.6% in 1997 and 4.3% in 1998; and
                                      expected life of 10 years.

                                      Under the  accounting  provisions  of FASB
                                      Statement  No. 123, the Company's net loss
                                      and net loss per  share  would  have  been
                                      adjusted   to  the   pro   forma   amounts
                                      indicated below:


                                          Period from          Year ended
                                          inception to         December 31, 1998
                                          December 31, 1997
                                          -----------------    -----------------
Net loss:
  As reported                               $   (6,686,471)    $  (2,648,681)
  Pro forma                                     (6,751,856)       (2,654,185)

Net loss per share (basic and diluted):
     As reported                            $         (.72)    $        (.15)
     Pro forma                                        (.72)             (.15)
                                          -----------------    -----------------

                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements

                                      A summary of the status of the Company's stock option plan as of December 31, 1997 and 1998, and changes during the years ending on those dates, is presented below:

                              December 31, 1997       December 31, 1998

                                           Weighted                 Weighted
                                           average                  average
                                           exercise                 exercise
                                 Shares    price        Shares      price
----------------------------- ------------ ------------ ----------- ------------
Outstanding at beginning of
year                                   -      $  -      165,000        $   .50
Granted                          165,000        .50     664,000           1.00
Exercised                              -         -            -            -
Cancelled                              -         -      (35,000)         (1.00)
----------------------------- ------------ ------------ ----------- ------------
Outstanding at end of year       165,000       $.50     794,000        $   .90
----------------------------- ------------ ------------ ----------- ------------
Options exercisable at            13,750       $.50     153,805        $   .78
year-end
----------------------------- ------------ ------------ ----------- ------------
Weighted average fair value                   $  -                     $   -
of options granted during
the year
----------------------------- ------------ ------------ ----------- ------------

                    The following table summarizes information about stock options outstanding at December 31, 1998.

                         Options outstanding                Options exercisable
               -------------------------------------    ------------------------
                                 Weighted
                  Number of      average     Weighted  Number          Weighted
                  oustanding at  remaining   average   exercisable at  average
    Range of      December 31,   contractual exercise  December 31,    exercise
exercise prices   1998           life        price     1998            price
---------------  -------------- ------------ --------- -------------- ---------
$.50 to $1.00     794,000        9.1         $.90      153,805         $.78

9.     Income Taxes

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

                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements


                    At December 31, 1998, after accounting for the estimated limitation of the Predecessor's NOL carryforward (approximately $100,000 per year over 15 years), the Company has a NOL aggregating approximately $6 million to be used to offset future Federal income taxes. A deferred income tax asset for the Company's NOL has been completely offset by a valuation allowance due to the uncertainty of its realization.


10.      Extraordinary Item

                    Extraordinary Item During December 1997, the Company negotiated settlement of certain trade payables assumed in the Merger with Predecessor. Such payables which amounted to $193,501 were reduced to $67,725 resulting in a gain on debt forgiveness of $125,776. During 1998, additional trade payables amounting to $172,547 were forgiven resulting in a total gain on debt forgiveness since inception of $298,323.


11.     Gain Resulting
        from Reversal of
        Certain
        Predecessor
        Liabilities

                    During December 1998, management determined that certain predecessor Reversal of Certain liabilities assumed at the date of the Merger with Predecessor were no longer Predecessor Liabilities owed. During the fourth quarter of 1998, accounts payable ($220,000), accrued expenses ($154,000) and advanced customer billings ($436,140), which aggregated $810,140, were reversed and accounted for as other income in the accompanying statement of operations for the year ended December 31, 1998.

                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements

                    The following table sets forth the computation of basic and diluted loss per share:




                                             Period from       Year ended
                                             April 8, 1997     December 31, 1998
                                             (inception) to
                                             December 31, 1997
------------------------------------------   ----------------- ------------
 Numerator:
    Loss before extraordinary item           $(6,812,247)      $ (2,821,228)
    Extraordinary item                           125,776            172,547
------------------------------------------   -----------       ------------
         Net loss, numerator for basic        (6,686,471)        (2,648,681)
            loss per share
    Effect of dilutive securities:
       Convertible debt                             --              --
------------------------------------------   -----------       ------------
         Net loss, numerator for             $(6,686,471)      $ (2,648,681)
            diluted loss per share
------------------------------------------   -----------       ------------
 Denominator:
    Denominator for basic loss per             9,336,569         17,170,288
       share - weighted average common
       shares
------------------------------------------   -----------       ------------
    Effect of dilutive securities:
       Convertible debt                             --              --
       Stock options and warrants                 33,343             79,724
------------------------------------------   -----------       ------------
         Dilutive potential common                33,343             79,724
            shares
------------------------------------------   -----------       ------------
    Denominator for diluted loss per           9,369,912         17,250,012
       share - adjusted weighted
       average common shares and
       assumed conversions
------------------------------------------   -----------       ------------
 Basic loss per share                        $      (.72)      $       (.15)
------------------------------------------   -----------       ------------
 Diluted loss per share - as calculated      $      (.71)      $       (.15)
------------------------------------------   -----------       ------------
 Diluted loss per share - as disclosed       $      (.72)      $       (.15)
   due to anti-dilutive effect of
   stock options
------------------------------------------   -----------       ------------


                                  Worlds Inc.
                        (a development stage enterprise)

                         Notes to Financial Statements

                                      For additional disclosure regarding stock options, warrants and convertible debt, see Notes 8, 3 and 6, respectively.

                                      Options  to  purchase   50,000  shares  of
                                      common   stock  at  $5  per   share   were
                                      outstanding during 1997 and 1998 but were not included in the computation of diluted loss per share because the option exercise price was greater than the fair value of common shares and, therefore, the effect would be anti-dilutive.


13.     Supplemental
        Cash Flow
        Information

                    Interest paid was approximately $1,600 and $1,000 for the period ended Information December 31, 1997 and the year ended December 31, 1998, respectively.

                    Noncash investing and financing activities during the period ended December 31, 1997 and year ended December 31, 1998 included the following:

                    (a) As discussed in Note 2, WAC exchanged all of the outstanding common and preferred stock of the Predecessor in exchange for 1,999,996 shares of WAC. Also, Academic exchanged all of their outstanding common and preferred stock for 910,000 shares of WAC and WAC was merged into Academic.

                    (b)  The  Company   recognized  a  gain  of  $221,000   from
                    forgiveness of debt to shareholders of Predecessor that was recorded as a capital contribution (see Note 6).

                    (c) The Company converted accounts payable of $250,000 into a note payable (see Note 6).

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

                           Worlds Inc. - Predecessor
                        (a devlepment stage enterprise)

                                    Contents



Worlds Inc. ("Predecessor") is considered a predecessor company and the information disclosed herein is as of and prior to the date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.) ("WAC") on December 3, 1997.

          Report of independent certified public accountants        F-26

          Financial statements:
             Balance sheet                                          F-27
             Statements of operations                               F-28
             Statements of stockholders' deficit                    F-29
             Statements of cash flows                               F-30
             Summary of accounting policies                         F-31 - F-33
             Notes to financial statements                          F-34 - F-45

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



BDO Seidman, LLP


San Francisco, California

March 25, 1998

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                              Balance Sheet


December 3, 1997(a)
--------------------------------------------------------------------------------------------   ------------
Assets
Current:
   Cash and cash equivalents                                                                   $     56,345
   Prepaid expenses and other current assets                                                        167,891
--------------------------------------------------------------------------------------------   ------------
        Total current assets                                                                        224,236
Property and equipment, net (Note 2)                                                                225,775
--------------------------------------------------------------------------------------------   ------------
                                                                                               $    450,011
--------------------------------------------------------------------------------------------   ------------
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                                            $  1,082,236
   Accrued expenses (Note 9)                                                                        669,109
   Advanced customer billings                                                                       436,140
   Advance from Worlds Inc. (formerly Worlds Acquisition Corp.) (Note 10)                           561,397
   Current maturities of notes payable (Note 3)                                                      70,000
--------------------------------------------------------------------------------------------   ------------
        Total current liabilities                                                                 2,818,882
Long-term portion, notes payable (Note 3)                                                         1,766,667
--------------------------------------------------------------------------------------------   ------------
        Total liabilities                                                                         4,585,549
--------------------------------------------------------------------------------------------   ------------
Commitments and contingencies  (Notes 1, 4, 9 and 10)  Stockholders'  deficit
(Note 5):
   Preferred stock, $.0001 par value; designated as Series A; 2,000,000 shares authorized,              180
      1,801,533 shares issued and outstanding
   Preferred stock, $.0001 par value; designated as Series B; 2,300,000 shares authorized,              102
      1,022,726 shares issued and outstanding
   Common stock, $.0001 par value; 15,000,000 shares authorized; 5,535,646 shares issued                553
      and outstanding
   Deferred compensation related to stock options                                                    (5,337)
   Additional paid-in capital                                                                    17,105,103
   Deficit accumulated during development stage                                                 (21,236,139)
--------------------------------------------------------------------------------------------   ------------
        Total stockholders' deficit                                                              (4,135,538)
--------------------------------------------------------------------------------------------   ------------
                                                                                               $    450,011
--------------------------------------------------------------------------------------------   ------------


   (a)  Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)

                                See accompanying summary of accounting policies
                                              and notes to financial statements.

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                       Statements of Operations






                                                            Year ended          Period ended          Period from
                                                         December 31, 1996   December 3, 1997(a)    April 26, 1994
                                                                                                    (inception) to
                                                                                                  December 3, 1997(a)
   ---------------------------------------------------- -------------------- -------------------- --------------------
   Net revenues (Note 6)                                   $   3,784,019       $       80,720        $   6,026,691
   ---------------------------------------------------- -------------------- -------------------- --------------------
   Costs and expenses:
      Cost of revenues                                         6,014,432               32,304           11,279,348
      Research and development                                 2,446,724              452,897            5,388,340
      Selling, general and administrative                      4,901,628            2,399,887           10,602,749
      Lawsuit settlements (Note 9)                               509,200                    -              509,200
   ---------------------------------------------------- -------------------- -------------------- --------------------
           Total costs and expenses                           13,871,984            2,885,088           27,779,637
   ---------------------------------------------------- -------------------- -------------------- --------------------
           Operating loss                                    (10,087,965)          (2,804,368)         (21,752,946)
   Other income and (expenses):
      Interest income                                            115,956               10,343              237,629
      Interest expense                                           (16,750)            (139,650)            (171,082)
      Gain (loss) on disposal of property and                    (83,195)               4,070              (79,125)
         equipment
      Income from sale of technology (Note 7)                          -              260,100              260,100
   ---------------------------------------------------- -------------------- -------------------- --------------------
           Loss before income taxes and extraordinary        (10,071,954)          (2,669,505)         (21,505,424)
              item
   Income taxes (Note 8)                                        (115,000)              (5,000)            (120,000)
   ---------------------------------------------------- -------------------- -------------------- --------------------
           Loss before extraordinary item                    (10,186,954)          (2,674,505)         (21,625,424)
   Extraordinary item - gain on debt settlement                        -              389,285              389,285
      (Note 3)
   ---------------------------------------------------- -------------------- -------------------- --------------------
   Net loss                                                 $(10,186,954)         $(2,285,220)        $(21,236,139)
   ---------------------------------------------------- -------------------- -------------------- --------------------


   ------------
   (a)  Date of merger with Worlds Inc. (formerly Worlds Acquisition Corp.)

                                See accompanying summary of accounting policies
                                        and notes to financial statements.

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)


                                             Statements of Stockholders'Deficit


                             Common stock            Preferred stock          Deferred
                                                                              compen-   Additional   Accumulated    Total
                                                                              sation    paid-in      deficit        stockholders'
                                                                              on stock  capital                     deficit
                                                                              options
                                                Series A          Series B
                           --------- ------ ---------------- ----------------
                             Shares  Amount   Shares  Amount   Shares  Amount
                           --------- ------ --------- ------ --------- ------ --------- ------------ ------------- ------------
Balance, January 1, 1996   5,274,260  $527  1,801,533  $180          -  $  -  $(45,647) $ 8,385,184  $ (8,763,965) $  (423,721)
Issuance of common stock     261,386    26          -     -          -     -         -      112,795             -      112,821
Issuance of Series B               -     -          -     -  1,022,726   102         -    8,618,887             -    8,618,989
   preferred stock at
   $8.80 per share, net
   of issuance costs of
   $381,000
Compensation related to            -     -          -     -          -     -    24,202       (9,394)            -       14,808
   stock options
Net loss for the year              -     -          -     -          -     -         -            -   (10,186,954) (10,186,954)
-------------------------- --------- ------ --------- ------ --------- ------ --------- ------------ ------------- ------------
Balance, December 31, 1996 5,535,646   553  1,801,533   180  1,022,726   102   (21,445)  17,107,472   (18,950,919)  (1,864,057)
Compensation related to            -     -                -          -     -    16,108       (2,369)            -       13,739
   stock options
Net loss for the period            -     -                -          -     -        -             -    (2,285,220)  (2,285,220)
   ended December 3, 1997
-------------------------- --------- ------ --------- ------ --------- ------ --------- ------------ ------------- ------------
Balance, December 3, 1997  5,535,646  $553  1,801,533  $180  1,022,726  $102  $ (5,337) $17,105,103  $(21,236,139) $(4,135,538)
-------------------------- --------- ------ --------- ------ --------- ------ --------- ------------ ------------- ------------


                               See accompanying summary of accounting policies
                                            and notes to financial statements.

                            Worlds Inc. - Predecessor
                        (a development stage enterprise)


                                                       Statements of Cash Flows

                                                                  Year ended      Period ended      Period from
                                                                 December 31,      December 3,     April 26, 1994
                                                                     1996            1997(a)       (inception) to
                                                                                                    December 3,
                                                                                                      1997(a)
-------------------------------------------------------------- ----------------- ---------------- -----------------
Cash flows from operating activities:
   Net loss                                                     $(10,186,954)      $(2,285,220)    $(21,236,139)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                344,345           213,434          721,097
        (Gain) loss on disposal of property and equipment             83,195            (4,070)          79,125
        Gain on debt settlement                                            -          (389,284)        (389,284)
        Compensation related to stock options                         14,808            13,739          761,453
        Compensation related to common stock issuance                 58,525                 -           58,525
        Licensed technology expense                                        -                 -          750,000
        Changes in operating assets and liabilities:
           Trade receivables                                         342,294           489,050                -
           Prepaid expenses and other assets                         266,057           (42,575)        (167,891)
           Accounts payable and accrued liabilities                  226,212            (2,755)       1,856,619
           Advanced customer billings and deferred revenue          (396,667)                -          436,140
-------------------------------------------------------------- ----------------- ---------------- -----------------
              Net cash used in operating activities               (9,248,185)       (2,007,681)     (17,130,355)
-------------------------------------------------------------- ----------------- ---------------- -----------------
Cash flows used in investing activities:
   Acquisition of property and equipment                            (476,966)           (2,063)        (999,302)
-------------------------------------------------------------- ----------------- ---------------- -----------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                             54,296                 -          116,857
   Proceeds from issuance of preferred stock, net of               8,618,989                 -       16,163,766
      issuance costs
   Advance from Worlds Inc. (formerly Worlds Acquisition                   -           561,397          561,397
      Corp.)
   Payments on capital lease                                         (56,724)                -         (116,018)
   Payments on note payable                                         (110,000)          (40,000)        (190,000)
   Proceeds from note payable                                      1,000,000           650,000        1,650,000
-------------------------------------------------------------- ----------------- ---------------- -----------------
              Net cash provided by financing activities            9,506,561         1,171,397       18,186,002
-------------------------------------------------------------- ----------------- ---------------- -----------------
Net increase (decrease) in cash and cash equivalents                (218,590)         (838,347)          56,345
Cash and cash equivalents, beginning of period                     1,113,282           894,692                -
-------------------------------------------------------------- ----------------- ---------------- -----------------
Cash and cash equivalents, end of period                       $     894,692     $      56,345    $      56,345
-------------------------------------------------------------- ----------------- ---------------- -----------------
Supplemental disclosures of cash flow information:
   Interest paid                                               $       9,234     $           -    $      23,916
   Income taxes paid                                                   5,064               556            5,620
-------------------------------------------------------------- ----------------- ---------------- -----------------

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

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                             Notes to Financial Statements

2.    Property and
      Equipment

                    A summary of property and equipment as of December 3, 1997 is as follows:

December 3, 1997
-------------------------------------------------------   --------
Computers, software and equipment                         $650,557
Less:  Accumulated depreciation and amortization           424,782
-------------------------------------------------------   --------
                                                          $225,775
-------------------------------------------------------   --------


3.     Notes Payable              December 3, 1997
                          ------------------------------------------------------
                          Bridge loan payable to stockholders        $1,650,000
                          Technology obligation                         186,667
                          ------------------------------------------------------
                                                                      1,836,667
                          Less:  Current portion                         70,000
                          ------------------------------------------------------
                                                                     $1,766,667
                          ------------------------------------------------------

                    On December 13, 1996, the Predecessor received a Bridge Loan totaling $1,000,000 from two preferred stockholders. Additional advances of $650,000 were made under the Bridge Loan during the eleven-month period ended December 3, 1997 ($500,000 in January 1997 and $50,000 in June 1997 were received from the same preferred stockholders; and $100,000 was received in May 1997 from an affiliated person of a stockholder). These advances under the Bridge Loan were granted in return for convertible promissory notes and options at $0.88 per share (Predecessor management's estimate of fair value of common stock as of December 1996) on 500,000 shares of the Predecessor's common stock held by a founder and officer of the Predecessor as of December 31, 1996 (825,000 shares at December 3, 1997). Such options (which had a nominal value at date of issuance) remain exercisable for 36 months, but terminate immediately upon the consummation of an initial public offering of the Predecessor's capital stock or any consolidation or merger by the Predecessor or any sale, conveyance or disposition of all or substantially all of the assets of the Predecessor; such an event occurred on December 3, 1997 when the Predecessor consummated a merger (Note 10). The noteholders had the option to convert the outstanding principal balance and unpaid accrued interest into Predecessor's equity securities at the closing of Predecessor's next round of equity financing, at the price per share of such equity securities. The loan bears interest at a rate of 9% from the date of the advances. Accrued interest is approximately $141,000 at December 3, 1997.

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements

                    In June 1997, the Predecessor renegotiated the terms of the Bridge Loan to convert it to a three year loan bearing interest at 7.5% and the option to convert into common stock based on the conversion price of $4.375, $5.00 and $5.625 in each of the three years following consummation of the merger of the Predecessor into Worlds Inc. (formerly Worlds Acquisition Corp) (see Note 10). The loan will not be payable until the earlier of maturity or conversion. The holders of the loan will also receive warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price equal to $5.00 per share. There was no conversion benefit associated with the convertible promissory notes at date of issuance nor at the date of renegotiation.

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

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements

                    Approximate maturities of long-term debt over the next four years are as follows:

                    -----------------------------------   ----------
                    1998                                  $   70,000
                    1999                                      40,000
                    2000                                   1,690,000
                    2001                                      36,667
                    -----------------------------------   ----------

4.  Lease  Commitments

                    The Predecessor has no lease commitments as of December 3, 1997.

                    Rent expense for office space, computers and office equipment was approximately $312,000 for the period ended December 3, 1997 and $1,487,000 for the year ended December 31, 1996.

5.  Stockholders'
    Deficit

                    Preferred Stock

                    Each share of Series A and Series B preferred stock is convertible, at the option of the holder, into fully paid shares of common stock. The conversion rate is based upon the original purchase price, subject to adjustments for stock dividends, stock splits, and capital reorganizations and price based anti-dilution, currently one-to-one.

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

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements

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

                    A Series A preferred stock investor also has a stock warrant which provides the right to purchase shares of Series A preferred stock sufficient to bring its holdings on a fully diluted basis to 21% of the Predecessor's shares. The warrant expires in the event of a qualified public offering or when the holder of preferred stock no longer chooses to exercise its existing anti-dilution rights. The warrant is exercisable at fair market value at date of exercise. As a result of the merger described in Note 10, such warrants were extinguished and the preferred stock described above (as well as the Predecessor's common stock) was exchanged for 1,999,996 shares of WAC.

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements


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

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements

                    Under the accounting provisions of FASB Statement No. 123, the Predecessor's net loss would have been adjusted to the pro forma amounts indicated below:


                                            Year ended        Period ended
                                         December 31,1996   December 3, 1997
                    ------------------   ----------------   ----------------
                    Net loss:
                       As reported          $(10,186,952)   $(2,265,776)
                       Pro forma             (10,242,063)    (2,328,421)
                    ------------------   ----------------   ----------------

                    The fair value of options granted in 1996 was $133,245; there were no options granted in 1997.

                    The following table summarizes the stock option activity:

                            Options        Options outstanding       Weighted
                            available                                average
                            for grant                                price per
                                                                     share
                                         ------------- ------------
                                            Shares      Price per
                                                          share
-------------------------- ------------- ------------- ------------ -----------
Balance, January 1, 1996       668,245       969,902     $.01-.43      $.379
Options authorized           1,000,000             -            -          -
Options granted             (1,171,000)    1,171,000      .43-.88        .82
Option exercised                     -      (261,386)     .20-.88        .43
Options canceled               489,704      (489,704)     .20-.88        .55
-------------------------- ------------- ------------- ------------ -----------
Balance, December 31, 1996     986,949     1,389,812      .20-.88        .68
Options granted                      -             -            -          -
Option exercised                     -             -            -          -
Options canceled                     -             -            -          -
-------------------------- ------------- ------------- ------------ -----------
Balance, December 31, 1997     986,949     1,389,812     $.20-.88      $ .68
-------------------------- ------------- ------------- ------------ -----------

                    As a result of the mergers described in Note 10, the Plan and all options thereunder were terminated and a new stock option plan, as described in Note 10, was adopted.

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements

6.  Related  Party
    Revenue

                    For the year ended December 31, 1996, $1,276,780 of revenues from technology development contracts were attributable to three preferred stockholders of Predecessor. There was no related party revenue for the period ended December 3, 1997.


7.     Income from Sale of
       Technology

                    In March 1997, Predecessor sold certain of its internally developed computer software programs for net proceeds of $260,100.

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

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements

                    The provision for income taxes for the year ended December 31, 1996 and the period ended December 3, 1997 consists of:


                                            Year ended       Period ended
                                         December 31,1996   December 3, 1997
-------------------------------------   -----------------   -----------------
Foreign income taxes withheld (a)             $105,000        $ --
State income taxes - current                    10,000         5,000
---------------------------------------------------------   --------
                                              $115,000        $5,000
---------------------------------------------------------   --------

                    (a) Foreign income taxes withheld relates to two preferred stockholders located in Japan.

                    The Predecessor has $156,000 in research credits available to reduce future Federal income taxes which expire between the years 2009 and 2011. Due to the merger, this carryforward will be substantially reduced.


9.     Contingencies

                    In 1996, the Predecessor incurred lawsuit settlement expenses totaling $509,200, of which $154,000 is included in accrued liabilities at December 3, 1997. These settlement expenses relate principally to claims by former employees and are exclusive of legal fees included in general and administrative expenses in the accompanying financial statements.

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

                           Worlds Inc. - Predecessor
                        (a development stage enterprise)

                                                  Notes to Financial Statements

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

                                    WORLDS INC.


                                    By:  /s/
                                        Thomas Kidrin
                                        President and CEO

Dated: 30th day of March, 1999

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


/s/                                 Date: March 30, 1999

Thomas Kidrin
President, CEO and Director
(Chief Financial/Accounting Officer)


/s/                                 Date: March 30, 1999
Michael J. Scharf
Chairman


/s/                                 Date: March 30, 1999
Kenneth A. Locker
Director