Form 10-Q
period 1999-03-31
WORLDS INC
filed 1999-05-17
CIK 1961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

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

The number of shares of Common Stock outstanding was 16,418,531 shares as of May 10, 1999

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                  Worlds Inc.
                        (a development stage enterprise)

                                         Financial Statements
                                         Periods Ended March 31, 1998 and 1999

                                   Worlds Inc.
                        (a development stage enterprise)

                                         Financial Statements
                                         Periods Ended March 31, 1998 and 1999

                                   Worlds Inc.
                        (a development stage enterprise)

                                                                  Contents

Unaudited financial statements:
        Balance sheets                                             F-3
        Statements of operations                                   F-4
        Statement of stockholders' deficit                         F-5
        Statements of cash flows                                   F-6
        Summary of accounting policies                             F-7 - F-11
        Notes to financial statements                              F-12 - F-14

                                   Worlds Inc.
                        (a development stage enterprise)

                                 Balance Sheets



                                                                        December 31, 1998          March 31, 1999
   ---------------------------------------------------------------- --------------------------- ----------------------
   Assets                                                                                            (unaudited)
   Current:
      Cash and cash equivalents                                              $ 1,581,764               $     894,421
      Prepaid expenses and other current assets                                   53,486                      26,133
      Inventory                                                                   58,516                      37,052
   ---------------------------------------------------------------- --------------------------- ----------------------
           Total current assets                                                1,693,766                     957,606
   Property, equipment and software development costs, net of
      accumulated depreciation and amortization                                  214,246                     378,246
   ---------------------------------------------------------------- --------------------------- ----------------------
                                                                             $ 1,908,012               $   1,335,852
   ---------------------------------------------------------------- --------------------------- ----------------------
   Liabilities and Stockholders' Deficit
   Current:
      Accounts payable                                                     $     319,906              $      242,708
      Accrued expenses                                                           446,333                     579,609
      Current maturities of notes payable                                        246,648                     269,148
   ---------------------------------------------------------------- --------------------------- ----------------------
           Total current liabilities                                           1,012,887                   1,091,465
   Long-term portion, notes payable                                            1,875,018                   1,852,518
   ---------------------------------------------------------------- --------------------------- ----------------------
           Total liabilities                                                   2,887,905                   2,943,983
   ---------------------------------------------------------------- --------------------------- ----------------------
   Stockholders' deficit (Notes 2 and 3):
      Common stock, $.001 par value - shares authorized                           18,032                      18,032
         30,000,000; outstanding 18,031,996
      Additional paid-in capital                                               8,401,970                   8,401,970
      Deficit accumulated during the development stage                        (9,335,152)                 (9,963,390)
   ---------------------------------------------------------------- --------------------------- ----------------------
                                                                                (915,150)                 (1,543,388)
      Treasury stock, at cost, 113,465 shares                                    (64,743)                    (64,743)
   ---------------------------------------------------------------- --------------------------- ----------------------
           Total stockholders' deficit                                          (979,893)                 (1,608,131)
   ---------------------------------------------------------------- --------------------------- ----------------------
                                                                             $ 1,908,012               $   1,335,852
   ---------------------------------------------------------------- --------------------------- ----------------------

                               See accompanying summary of accounting policies
                                      and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)

                                           Statements of Operations (Unaudited)




                                                                                                       Cumulative,
                                                                                                       period from
                                                                                                      April 8, 1997
                                                                                                     (inception) to
                                                                 Three months ended March 31,           March 31,
                                                             --------------------------------------
                                                                   1998                1999             1999 (a)
   ---------------------------------------------------------                                        ------------------
                                                             ------------------ -------------------
   Net revenues                                                 $       4,002       $     35,177     $        65,707
   Costs and expenses:
      Cost of revenues                                                 (2,601)           (21,464)            (50,743)
      Selling, general and administrative                            (548,340)          (615,815)         (3,941,548)
      Research and development                                       (231,912)                 -            (992,932)
      Acquired research and development                                     -                  -          (6,135,538)
   --------------------------------------------------------- ------------------ ------------------- ------------------
           Operating loss                                            (778,851)          (602,102)        (11,055,054)
   Other income (expenses):
      Gain resulting from reversal of certain predecessor                   -                  -             810,140
         liabilities
      Interest income                                                  41,938             12,786             150,385
      Interest expense                                                (36,456)           (38,922)           (167,184)
   --------------------------------------------------------- ------------------ ------------------- ------------------
           Loss before extraordinary item                            (773,369)          (628,238)        (10,261,713)
   Extraordinary item - gain on debt settlement                       151,654                  -             298,323
   --------------------------------------------------------- ------------------ ------------------- ------------------
   Net loss                                                       $  (621,715)      $   (628,238)        $(9,963,390)
   --------------------------------------------------------- ------------------ ------------------- ------------------
   Loss per share (basic and diluted):
      Loss before extraordinary item                          $          (.05)   $          (.04)
      Extraordinary item                                                  .01                  -
   --------------------------------------------------------- ------------------ -------------------
           Net loss per share (basic and diluted)             $          (.04)   $          (.04)
   --------------------------------------------------------- ------------------ -------------------
   Weighted average common shares outstanding:
      Basic and diluted                                            16,149,996         17,918,531
   --------------------------------------------------------- ------------------ -------------------


   ------------
   (a)     Includes the results of  Predecessor  and Academic  (from December 4,
           1997) which were merged into the Company on December 3, 1997.

                               See accompanying summary of accounting policies
                                             and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)


                                            Statements of Stockholders' Deficit

   Period from April 8, 1997 (inception) to March 31, 1999
   ----------------------------------- ----------------------- -------------- ---------------- ---------- --------------


                                            Common stock        Additional        Deficit      Treasury       Total
                                                                  paid-in       accumulated      stock    stockholders'
                                                                  capital       during the                   deficit
                                                                                development
                                                                                   stage
                                       -----------------------
                                         Shares      Amount
   ----------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
   Balance, January 1, 1998            16,119,996    $16,120    $6,661,582    $  (6,686,471)   $          $      (8,769)
   Sale of shares in private               30,000         30        26,470               -             -       26,500
      offering memorandum
      (January 1998)
   Sale of shares in public offering    1,832,000      1,832     1,713,968               -             -    1,715,800
      of common stock, net
      (June 1998)
   Conversion of 113,465 shares to              -          -             -               -       (64,743)     (64,743)
      certain stockholders (June
      1998)
   Conversion of employee stock            50,000         50           (50)              -             -            -
      options into shares (October
      1998)
   Net loss for the year ended                  -          -             -      (2,648,681)            -   (2,648,681)
      December 31, 1998
   ----------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
   Balance, December 31, 1998          18,031,996     18,032     8,401,970      (9,335,152)      (64,743)    (979,893)
   Net loss for the three months                -          -             -        (628,238)            -     (628,238)
      ended March 31, 1999
      (unaudited)
   ----------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
   Balance, March 31, 1999             18,031,996    $18,032    $8,401,970     $(9,963,390)     $(64,743) $(1,608,131)
      (unaudited)
   ----------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------

                               See accompanying summary of accounting policies
                                             and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)

                                           Statements of Cash Flows (Unaudited)




                                                                                                       Cumulative
                                                                                                       period from
                                                                                                      April 8, 1997
                                                                 Three months ended March 31,         (inception) to
                                                             ------------------ -------------------
                                                                   1998                1999          March 31, 1999
   --------------------------------------------------------- ------------------ ------------------- ------------------
   Cash flows from operating activities:
      Net loss                                                   $  (621,715)      $   (628,238)        $(9,963,390)
   --------------------------------------------------------- ------------------ ------------------- ------------------
      Adjustments  to  reconcile   net  loss  to  net  cash  used  in  operating
         activities:
           Loss on disposal of fixed assets                                -                  -              54,041
           Depreciation and amortization                              54,041             50,000             196,075
           Gain resulting from reversal of certain                         -                  -            (810,140)
              predecessor liabilities
           Gain on debt settlement                                  (151,654)                 -            (298,323)
           Acquired research and development                               -                  -           6,135,538
           Changes in  operating  assets and  liabilities,  net of effects  from merger with Predecessor and Academic:
                 Trade receivable                                        538                  -                   -
                 Inventory                                                 -             21,464             (37,052)
                 Prepaid expenses and other assets                    26,737             27,353             141,758
                 Accounts payable and accrued expenses               (46,524)            56,078             422,268
   --------------------------------------------------------- ------------------ ------------------- ------------------
                   Total adjustments                                (116,862)           154,895           5,804,165
   --------------------------------------------------------- ------------------ ------------------- ------------------
                   Net cash used in operating activities            (738,577)          (473,343)         (4,159,225)
   --------------------------------------------------------- ------------------ ------------------- ------------------
   Cash flows from investing activities:
      Acquisition of property and equipment                                -                  -             (28,587)
      Additions to software development costs                              -           (214,000)           (374,000)
   --------------------------------------------------------- ------------------ ------------------- ------------------
                   Net cash used in investing activities                   -           (214,000)           (402,587)
   --------------------------------------------------------- ------------------ ------------------- ------------------
   Cash flows from financing activities:
      Proceeds from sale of common stock to founding                       -                  -             204,000
         stockholders
      Proceeds from sale of common stock in private                   26,500                  -           3,721,176
         offering memorandum
      Proceeds from sale of common stock in public offering                -                  -           1,715,800
      Payment of conversion price of shares to certain                     -                  -             (64,743)
         stockholders
      Payments on note payable                                        (8,280)                 -            (120,000)
   --------------------------------------------------------- ------------------ ------------------- ------------------
                   Net cash provided by financing                     18,220                  -           5,456,233
                      activities
   --------------------------------------------------------- ------------------ ------------------- ------------------
   Net increase (decrease) in cash and cash equivalents             (720,357)          (687,343)            894,421
   Cash and cash equivalents, beginning of period                  3,541,829          1,581,764                   -
   --------------------------------------------------------- ------------------ ------------------- ------------------
   Cash and cash equivalents, end of period                       $2,821,472        $   894,421      $      894,421
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


Basis of Presentation

         The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the Company for the year ended December 31, 1998 and for the Predecessor for the period ended December 3, 1997.

                                  Worlds Inc.
                        (a development stage enterprise)

                                                 Summary of Accounting Policies

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

Fair Value of Financial Instruments

         The carrying amounts of financial instruments, including cash and short-term Instruments debt, approximated fair value as of March 31, 1999 because of the relatively short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of March 31, 1999, based upon estimates for similar debt issues.


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

                                  Worlds Inc.
                        (a development stage enterprise)

                                                Summary of Accounting Policies

Revenue Recognition

         Revenue from technology development and licensing contracts is recognized upon the attainment of contractual milestones (approximating the percentage-of-completion method). Cash received in advance of revenues earned is recorded as deferred revenue.

Inventory

         Inventory consists of merchandise held for resale and is valued at the lower of cost or market on a first-in, first-out (FIFO) basis.

Software Development Costs

         In accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs incurred by the Company subsequent to establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers are capitalized and carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based on estimates of future revenues to be derived from the sale of the software product reduced by the costs of completion and disposing of the product. During the fourth quarter of 1998, technological feasibility of the Company's software was established. In this regard, $160,000 was capitalized and included in property, equipment and software development as of December 31, 1998. During the quarter ended March 31, 1999, a further $214,000 was capitalized in this regard. Amortization of the costs capitalized commenced in the first quarter of 1999 ($14,000), based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement.

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

Loss Per Share

         In 1997, the Financial Accounting Standards Board's ("FASB") SFAS No. 128, "Earnings per Share," replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The loss per share amounts have been presented to conform to SFAS No. 128 requirements. The common stock equivalents which would arise from the exercise of stock options and warrants are excluded from calculation of diluted loss per share since their effect is anti-dilutive. Therefore, the amounts reported for basic and diluted loss per share are the same.

Stock-Based Compensation

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation". SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

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

                                  Worlds Inc.
                        (a development stage enterprise)

                                                  Notes to Financial Statements

3.  Private Placement
    and Public Offering

         The Private Placement called for WAC to offer for sale a maximum of 50 units (57-1/2 with the over-allotment), each consisting of 120,000 shares of WAC's common stock (the "Units") at a price of $120,000 per Unit. In connection with the Private Placement, the placement agent was to receive one warrant to purchase one share of WAC's common stock at $1 per share for every $40 of gross proceeds from the sale of the Units. On November 21, 1997, WAC sold 31.67 Units with gross proceeds of $3,800,000 (3,800,000 shares) (the "Initial Private Placement Closing") and the placement agent was issued 425,000 shares of common stock. On December 31, 1997, the Company sold 4.88 Units with gross proceeds of $585,000 (585,000 shares). On January 2, 1998, a further 30,000 shares were issued with gross proceeds of $30,000. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,721,176.

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

                                  Worlds Inc.
                        (a development stage enterprise)

                                                  Notes to Financial Statements

4.     Subsequent Events

         During April 1999, the Company entered into a three-year financial advisory and consulting agreement with a consulting firm controlled by the Company's Chairman that provides for an annual fee of $120,000, escalating to $300,000 annually if the Company raises $5 million in cash and the market value of the Company's issued and outstanding common stock is no less than $100 million. In addition, the Company granted warrants to such firm to purchase 1,000,000 shares of common stock at $.50 per share. The warrants are exercisable through April 13, 2006 and contain anti-dilution provisions and both "demand" and "piggy-back" registration rights.

         Further, in connection with the above consulting agreement, three founding stockholders of WAC contributed 1,500,000 shares to the capital of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

         We were formed on May 20, 1968. From 1975 until December 1997 we were inactive with no operations and our only income was from interest, gain on the sale of securities and dividends. In December 1997 a series of mergers occurred involving us, Worlds Acquisition Corp. and our predecessor, Worlds Inc. Following the mergers, we have been engaged in the business and operations formerly conducted by our predecessor and have changed our name to adopt that of our predecessor, Worlds Inc. Accordingly, a discussion and analysis of our financial condition and results of our operations without discussing our predecessor would be of limited importance to any reader. Thus, included herein is a discussion of our predecessor's pre-mergers operations.

Background

         Predecessor was formed in April 1994 to design, develop and commercialize 3D multi-user tools and technologies for the Internet market. From inception through 1997, predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, custom production work, and research and development. In the third quarter of 1996, predecessor launched its first commercial user-oriented 3D chat site, Worlds Chat 1.0, and began selling the client interface software through direct sales channels. These sales were nominal. In October of 1996, predecessor introduced its first commercial toolset for developing 3D multi-user applications. In the first quarter of 1997, after an unsuccessful effort to raise capital, predecessor became insolvent and released most of its personnel, and management sought to sell predecessor and/or its technology. Predecessor did not generate significant revenues.

         While we have completed development and market testing of Worlds Gamma and 3D Internet music sites, we may not generate significant revenues, until after we successfully attract and retain a significant number of VIP subscribers, customers and/or advertisers. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our proposed products. There can be no assurance that we will be able to attract and retain a sufficient number of VIP subscribers, customers and/or advertisers to generate significant revenues or achieve profitable operations or that our products and services will prove to be commercially viable.

                  We classify our expenses into three broad groups: (1) research and development; (2) cost of revenues; and (3) selling, general and administration. Software development costs, consisting primarily of salaries and related expenses, incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, we will capitalize software development costs at such time as the technological feasibility of the product has been established. We began capitalizing our software in the 4th quarter of

1998 with the commercial release of three products, Animal House, BowieWorld and Worlds Ultimate 3D Chat. For the first quarter of 1999 approximately $214,000 of such expenditures were capitalized.

Plan of Operation

         During  the fourth  quarter  of 1998,  we  successfully  completed  the development of our Gamma development tool kit and commercially released three products utilizing our 3D Internet technology. During the first quarter of 1999 we continued holding discussions with several major record labels and companies for them to distribute Worlds Gamma, along with music related web site access. Our strategy of distributing our products on CD+ is wholly dependent upon obtaining distribution agreements with record labels, artists or record companies. To date, we have entered into several agreements.

         We have also been actively pursuing strategic alliances with a number of companies that can provide exposure and distribution of our products and technology. These meetings started paying dividends during the first quarter of 1999 as we engaged in serious negotiations that led to the following agreements.

         We recently entered into previously announced agreements with two major companies in the Internet arena. The first is with Excite, the number 3 portal site on the Internet, which calls for us to provide Excite with select e-commerce content. The second agreement is with Road Runner, the high-speed online service owned by Time Warner, MediaOne Group, Microsoft, Compaq Computer and Advance/Newhouse.

         In May 1999 we entered into an agreement with Hansonopoly Inc. to produce our 3D technology on a special CD to be distributed in June to the fan club of Hanson.

         During this quarter we also upgraded our e-commerce web site, WorldsStore.com, purchased inventory for sale through our web site, enhanced features to our core technology by adding audio and video streaming, continued to improve our voice-to-voice Internet telephony and increased our customer service program.

         Our present cash resources are insufficient to meet all of our requirements over the next twelve months unless additional funds are raised through our currently contemplated private offering and through other financings. In fact, we currently have a negative working capital and unless we shortly raise additional funds we may have to cease operations. We currently have nine full-time employees and are working with seven independent software contractors who were former employees of our predecessor. We do not anticipate hiring additional employees or purchasing additional plant or equipment other than that needed on a day-to-day basis until product sales increase significantly and/or additional financing is obtained.

Results of Our Operations


                  The following data extracted from the attached financial statements compares the results of our operations for the three months ended March 31, 1999 to the three months ended March 31, 1998.

                                                     Three months ended
                                                   3/31/99         3/31/98

Net Revenue                                       $ 35,177         $ 4,002

Costs & Expenses:
         Cost of revenues                          (21,464)         (2,601)
         Selling, general
         & administrative                         (615,815)       (548,340)
         Research & development                         --        (231,912)
Operating Loss                                    (602,102)       (778,851)
                                                 ---------        ---------

Other Income (Expense):
         Interest income                             12,786         41,938
         Interest expense                           (38,922)       (36,456)

Loss before taxes & extraordinary item             (628,238)      (773,369)

Extraordinary item - gain on debt settlement             --        151,654
                                                                   -------
Net Loss                                           (628,238)      (621,715)
                                                  ---------      ---------

         In the first quarter of 1999, we continued to upgrade our core technology and began production on new projects in anticipation of reaching agreements with other entities with whom we are in negotiation. No assurance can be given that any negotiation will lead to the consummation of any additional agreements. In the first quarter of 1998 we continued the implementation of our new business plan. Significant expenditure was incurred towards completion of the Gamma technology and also with legal and professional fees.

         Revenues are nominal and are derived from our Worlds Ultimate 3D Chat product and from sales on our e-commerce web site where we currently operate artist or artist related Internet stores such as DavidBowieStore.com, NinetyEightDegreesStore.com and EltonJohnStore.com, among others. Revenue was $35,177 and had associated direct costs of $21,464 for the three months ended March 31, 1999, compared to $4,002 in revenue and $2,601 of direct costs for the same period in 1998.

         Selling, general and administrative expenses were $615,815 for the three months ended March 31, 1999. This represented an increase of $67,475 from $548,340 compared to the three months ended March 31, 1998. This increase was directly attributable to the higher costs associated with maintaining our new e-commerce site, retaining expert software developers to improve and upgrade our existing products and costs involved in beginning work on some of the new projects discussed above in anticipation of reaching final agreements.

                  We incurred no research and development costs during the three months ended March 31, 1999 as compared to $231,912 for the three months ended March 31, 1998. This decrease is directly attributable to the fact that since our technology is now technologically feasible, i.e., it works, all expenses previously charged to research and development are capitalized. For the first quarter of 1999 $214,000 of such expenditures were capitalized.

         Other income included $12,786 of interest income in the three months to March 31, 1999 earned from the remainder of the proceeds of our share offerings as compared to $41,938 in the three months ended March 31, 1998. Other expenses included interest expense of $38,922 directly attributable to the Predecessor's notes payable in the three months to March 31, 1999. Interest expense in the three months to March 31, 1998 was $36,456.

         As a result of the foregoing we incurred a net loss of $628,238 for the three months ending March 31, 1999, compared to a loss of $621,715 for the three months ending March 31, 1998, a negligible increase of $6,523. The loss in the 1998 quarter was after an extraordinary gain of $151,654. See Statement of Operations on Page F-4.

Liquidity and Capital Resources of the Company

                  Net cash used from January 1, 1999 through March 31, 1999 was $687,343. At March 31, 1999, we had a working capitaldeficit of $133,859 and cash and cash equivalents in the amount of $894,421.

                  On December 3, 1997, the mergers were deemed to close as well as the first round of a private placement of our common stock raising gross proceeds of $3.8 million, by selling 3.8 million shares, of which we netted approximately $3,000,000. We also acquired approximately an additional $560,000 from one of the other parties to the mergers.

                  Prior to the mergers, we had 910,000 shares outstanding. Effective December 31, 1997, we closed on an additional $585,000 of gross proceeds from the private offering, of which we netted $529,000, and issued an additional 585,000 shares of common stock and on January 2, 1998 received an additional $30,000, of which we netted $26,500, and issued an additional 30,000 shares. In June 1998, we closed on a secondary offering of $1,832,000 gross proceeds, of which we netted $1,715,800 by selling 1,832,000 shares at $1.00 per share.

                  Our capital requirements relating to the commercialization of Worlds Gamma and development of web site access and content for the music industry have been and will continue to be significant. We are dependent on the proceeds of future financings in order to continue in business and develop and further commercialize our proposed products.

                  We anticipate,  based on currently proposed business plans and assumptions relating to our operations, including the timetable of, and costs associated with, product development and commercialization, that we have only a portion of the funds necessary to complete product development and commercialization. Satisfactory completion of product development and commercialization will require capital resources substantially greater than those currently available to us. We are continuing to explore financing opportunities and are currently seeking to raise approximately $2-$4 million, plus an option to raise up to an additional $2 million, in a private equity financing. In addition, as a result of the mergers by operation of law, we assumed predecessor's then liabilities of approximately $4.6 million, the majority of which has since been paid or renegotiated. At March 31, 1999, our total liabilities were approximately $2.9 million, including the long term portion of notes payable of $1.8 million.

                  There can be no assurance that we will be able to raise any proceeds from our current private offering of our securities or otherwise obtain the substantial additional capital necessary to permit us to attract and retain a sufficient number of subscribers or that any assumptions relating to our business plan will prove to be accurate. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect, including possibly requiring us to significantly curtail or cease operations.

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

Year 2000 Disclosure

                  We are Year 2000 compliant and we do not anticipate any internal problems. In the event any internal problems should arise, we have many expert computer technicians on our payroll and we believe that we will be able to satisfactorily address any such problems. However, we are dependent on the integrity of the Internet being maintained to derive income from the sale of merchandise on our own e-commerce site and through links to the products we create. We have employed a redundancy system as a safeguard to protect the viability of our site by having our site hosted by two of the larger Internet Service Providers. Thus, in the event one of our hosts should fail, we could continue uninterrupted on the other Internet Service Provider. We have been advised that our hosts are addressing the Year 2000 issue and hope to be compliant. We use Wells Fargo to process our e-mail transactions. Wells Fargo processes a significant portion of all Internet e-commerce transactions and if it fails due to Year 2000 problems we will be negatively impacted, but not likely more than many other e-commerce vendors. In summary, we are totally dependent upon 3rd parties for hosting and processing our e-commerce activities and while we cannot control the actions of these 3rd parties, we believe that given our redundant safeguards, the availability of other hosts and processors to switch to in the event our current hosts and/or processor crashes and the fact that we only see nominal revenue from our e-commerce at this time, we do not believe that our profitability or operations will be materially affected by the Year 2000 problem.

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

         On May 12, 1999, we began an exempt private offering under Rule 506 as promulgated under The Securities Act of 1933, as amended. We are seeking to raise $2-4 million through the sale of a unit offering. We also reserved the right to sell additional units to raise up to an additional $2 million. This offering is being offered solely to "accredited investors" and pursuant to a Private Placement Memorandum and Subscription Agreement. We can venture no opinion at this time as to the success of this offering.

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

Date: May 14, 1999


WORLDS INC.



By:   /s/

    Thomas Kidrin,
    President, CEO and Treasurer