Form 10QSB
period 1999-06-30
WORLDS INC
filed 1999-08-16
CIK 1961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                                    22-184316
                        (IRS Employer Identification No.)

                   15 Union Wharf, Boston, Massachusetts 02109
               (Address of principal executive offices)(Zip Code)


                                 (617) 725-8900
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding was 16,637,881 shares as of August 13, 1999

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

         While we have completed development and market testing of Worlds Gamma and 3D Internet music sites, we may not generate significant revenues until after we successfully attract and retain a significant number of VIP subscribers, customers and/or advertisers. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our proposed products. There can be no assurance that we will be able to attract and retain a sufficient number of VIP subscribers, customers and/or advertisers to generate significant revenues or achieve profitable operations or that our products and services will prove to be commercially viable.

         We classify our expenses into three broad groups: (1) research and development; (2) cost of revenues; and (3) selling, general and administration. Software development costs, consisting primarily of salaries and related expenses, incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, we will capitalize software development costs at such time as the technological feasibility of the product has been established. We began capitalizing our software in the 4th quarter of 1998 with the commercial release of three products, Animal House, BowieWorld and Worlds Ultimate 3D Chat. For the first quarter of 1999 approximately $214,000 of such expenditures were capitalized. For the second quarter of 1999 approximately $225,000 of such expenditures were capitalized.

Plan of Operation

         During the fourth quarter of 1998, we successfully completed the development of our Gamma development tool kit and commercially released three products utilizing our 3D Internet technology. During the first and second quarters of 1999 we continued holding discussions with several major record labels and companies for them to distribute Worlds Gamma, along with music related web site access. Our strategy of distributing our products on CD+ is wholly dependent upon obtaining distribution agreements with record labels, artists or record companies. We have also begun to distribute our services via internet service providers, broadband service providers via cable modems and a mini-downloadable version. To date, we have entered into several agreements.

         We have also been actively pursuing strategic alliances with a number of companies that can provide exposure and distribution of our products and technology. These meetings started paying dividends during the first half of 1999 as we engaged in serious negotiations that led to the following agreements.


          In June 1999 we launched HansonWorld, the first 3D chat environment utilizing our 3D technology on a special CD which was distributed to the fan club of Hanson.

          We entered into two agreements with Freeserve Plc., United Kingdom's largest Internet Service Provider and a leading UK Internet Portal. The first agreement provides for us to be the official 3D Internet broadband chat content provider on Freeserve which will include our 3D Internet Technology and 3D broadband content on millions of new Freeserve ISP access CDs. The second agreement provides for us to be the official and exclusive 2D, or HTML, Internet chat content provider on the Freeserve ISP service.

          We entered into agreements with third party content providers to be integrated into the Road Runner broadband offering, Hang@worlds.com.

          We  added  the   following   artists   to  our   e-commerce   website,
          WorldsStore.com.

         Wu Wear store.com, Five store.com, B*Witched store.com, Sheryl Crow store.com, Eminem store.com, Bruce Springsteen store.com, Ricky Martin store.com, Deftones store.com, Metallica store.com, Tim McGraw store.com, The Cranberries store.com and Britney Spears store.com.

         During this quarter we also continued to upgrade our e-commerce web site, WorldsStore.com, purchased inventory for sale through our web site, enhanced features to our core technology by improving the audio and video streaming features, continued to improve our voice-to-voice Internet telephony and increased our customer service program.

         Our present cash resources are insufficient to meet all of our requirements over the next twelve months unless additional funds are raised through our current private offering and through other financings. We currently have nine full-time employees and are working with seven independent software contractors who were former employees of our predecessor. We do not anticipate hiring additional employees or purchasing additional plant or equipment other than that needed on a day-to-day basis until product sales increase significantly and/or significant additional financing is obtained.

         We are currently in the midst of a private offering. We are offering up to 66 units at a price of $60,000 per unit. Each unit consists of 15,000 shares of our common stock and 7,500 warrants to purchase shares of our common stock at a price of our common stock at a price of $5.00 per share. As of June 30, 1999 and through August 13, 1999, $2,460,000 has been released from escrow. The escrow agent for the offering is currently holding an additional $419,930, but is unable to predict how much, if any, of such funds will eventually be released for our use. The offering is currently schedule to terminate on August 21, 1999.

Results of Our Operations

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998


         The following data extracted from the attached financial statements compares the results of our operations for the six months ended June 30, 1999 to the six months ended June 30, 1998.

                                                      Six months ended
                                            6/30/99                   6/30/98

Net Revenue                                $ 92,925                   $16,132

Costs & Expenses:
         Cost of revenues                   (70,355)                  (25,101)
         Selling, general
         & administrative                (1,425,495)               (1,307,525)
         Research & development                   -                  (534,428)

Operating Loss                           (1,402,925)               (1,850,922)

Other Income (Expense):
         Interest income                     17,966                    76,992
         Interest expense                   (68,922)                  (72,112)

Loss before taxes & extraordinary item   (1,453,881)               (1,846,042)

Extraordinary item - gain on debt settlement      -                   151,654
Net Loss                                 (1,453,881)               (1,694,388)

         In the first half of 1999, we continued to upgrade our core technology and began production on various new projects. We continue to have discussions with potential new clients and/or partners, no assurance can be given that any negotiations will lead to the consummation of any additional agreements. In the first quarter of 1998 we continued the implementation of our new business plan. Significant expenditure was incurred towards completion of the Gamma technology and also with legal and professional fees.

         Revenues are nominal and are derived from our Worlds Ultimate 3D Chat product and from sales on our e-commerce web site where we currently operate artist or artist related Internet stores such as DavidBowieStore.com, NinetyEightDegreesStore.com and EltonJohnStore.com, among others. Revenue was $92,925 and had associated direct costs of $70,355 for the six months ended June 30, 1999, compared to $16,132 in revenue and $25,101 of direct costs for the same period in 1998.

         Selling, general and administrative expenses were $1,425,495 for the six months ended June 30, 1999. This represented an increase of $117,970 from $1,307,525 compared to the six months ended June 30, 1998. This increase was directly attributable to the higher costs associated with maintaining our new e-commerce site, retaining expert software developers to improve and upgrade our existing products and costs involved in beginning work on some of the new projects discussed above.

         We incurred no research and development costs during the six months ended June 30, 1999 as compared to $534,428 for the six months ended June 30, 1998. This decrease is directly attributable to the fact that since our technology is now technologically feasible, i.e., it works, all expenses previously charged to research and development are capitalized. For the six months ended June 30, 1999 $439,000 of such expenditures were capitalized.

         Other income included $17,966 of interest income in the six months to June 30, 1999 earned from the remainder of the proceeds of our share offerings as compared to $76,992 in the six months ended June 30, 1998. Other expenses included interest expense of $68,922 directly attributable to the Predecessor's notes payable in the six months to June 30, 1999. Interest expense in the six months to June 30, 1998 was $72,112.

         As a result of the foregoing we incurred a net loss of $1,453,881 for the six months ending June 30, 1999, compared to a loss of $1,694,388 for the six months ending June 30, 1998, a decrease of $240,507. The loss in the 1998 quarter was after an extraordinary gain of $151,654. See Statement of Operations on Page F-4.

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

                                                     Three months ended
                                           6/30/99                    6/30/98

Net Revenue                                $57,748                    $12,130

Costs & Expenses:
         Cost of revenues                  (48,891)                   (22,500)
         Selling, general
         & administrative                 (809,680)                  (759,185)
         Research & development                 -                    (302,516)
Operating Loss                            (800,825)                (1,072,071)

Other Income (Expense):
         Interest income                     5,180                     35,054
         Interest expense                  (30,000)                   (35,656)

Loss before taxes                         (825,643)                (1,072,673)

Net Loss                                  (825,643)                (1,072,623)

Revenues are nominal and are derived from our Worlds Ultimate 3D Chat product and from sales on our e-commerce web site where we currently operate artist or artist related Internet stores such as DavidBowieStore.com, NinetyEightDegreesStore.com and EltonJohnStore.com, among others. Revenue was $57,748 and had associated direct costs of $48,891 for the three months ended June 30, 1999, compared to $12,130 in revenue and $22,500 of direct costs for the same period in 1998.


Selling, general and administrative expenses were $809,680 for the three months ended June 30, 1999. This represented an increase of $50,495 from $759,185 compared to the three months ended June 30, 1998. This increase was directly attributable to the higher costs associated with maintaining our new e-commerce site, retaining expert software developers to improve and upgrade our existing products and costs involved in beginning work on some of the new projects discussed above.


We incurred no research and development costs during the three months ended June 30, 1999 as compared to $302,516 for the three months ended June 30, 1998. This decrease is directly attributable to the fact that since our technology is now technologically feasible, i.e., it works, all expenses previously charged to research and development are capitalized. For the second quarter of 1999, $225,000 of such expenditures were capitalized.


Other income included $5,180 of interest income in the three months to June 30, 1999 earned from the remainder of the proceeds of our share offerings as compared to $35,054 in the three months ended June 30, 1998. Other expenses included interest expense of $30,000 directly attributable to the Predecessor's notes payable in the three months to June 30, 1999. Interest expense in the three months to June 30, 1998 was $35,656.

As a result of the foregoing we incurred a net loss of $825,643 for the three months ending June 30, 1999, compared to a loss of $1,072,673 for the three months ending June 30, 1998, a decrease of $247,030. See Statement of Operations on Page F-4.

Liquidity and Capital Resources of the Company

         Net cash provided from January 1, 1999 through June 30, 1999 was $955,853. At June 30, 1999, we had working capital of $1,179,631 and cash and cash equivalents in the amount of $2,537,617.

         On December 3, 1997, the mergers were deemed to close as well as the first round of a private placement of our common stock raising gross proceeds of $3.8 million, by selling 3.8 million shares, of which we netted approximately $3,000,000. We also acquired approximately an additional $560,000 from one of the other parties to the mergers.

         Prior to the mergers, we had 910,000 shares outstanding. Effective December 31, 1997, we closed on an additional $585,000 of gross proceeds from the private offering, of which we netted $529,000, and issued an additional 585,000 shares of common stock and on January 2, 1998 received an additional $30,000, of which we netted $26,500, and issued an additional 30,000 shares. In June 1998, we closed on a secondary offering of $1,832,000 gross proceeds, of which we netted $1,715,800 by selling 1,832,000 shares at $1.00 per share. On May 12, 1999 we commenced a new private offering. While the offering is continuing, as of August 13, 1999 we received $2,460,000 and escrow agent for the offering is holding an additional $419,930 pending completion of some related paperwork.

         Our capital requirements relating to the commercialization of Worlds Gamma and development of web site access and content for the music industry have been and will continue to be significant. We are dependent on the proceeds of future financings in order to continue in business and develop and further commercialize our proposed products.

         We anticipate, based on currently proposed business plans and assumptions relating to our operations, including the timetable of, and costs associated with, product development and commercialization, that we have only a portion of the funds necessary to complete product development and commercialization. Satisfactory completion of product development and commercialization will require capital resources substantially greater than those currently available to us. In addition, as a result of the mergers by operation of law, we assumed predecessor's then liabilities of approximately $4.6 million, the majority of which has since been paid or renegotiated. At June 30, 1999, our total liabilities were approximately $3,360,000 million, including the long term portion of notes payable of $1,853,000.

         There can be no assurance that we will be able to obtain the substantial additional capital necessary to permit us to attract and retain a sufficient number of subscribers or that any assumptions relating to our business plan will prove to be accurate. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect, including possibly requiring us to significantly curtail or cease operations.

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

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

         On May 12, 1999, we began an exempt private offering under Rule 506 as promulgated under The Securities Act of 1933, as amended. We are seeking to raise $2-4 million through the sale of a unit offering. The offering was offered solely to "accredited investors" and pursuant to a Private Placement Memorandum and Subscription Agreement. The offering terminated on July 31, 1999. We received $2,460,000 and the escrow agent is holding an additional $419,930 pending clarification of some of the submitted paperwork. We can venture no opinion at this time as to how much additional funds will be released to us.

         On August 8, 1999 we adopted the name Worlds.com as the new name under which we will conduct business.

         The previous disclosure in this Item 5 is a "forward looking statement" which may never eventuate.

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

Date: August 12, 1999


WORLDS INC.



By: /s/

    Thomas Kidrin,
    President, CEO and Treasurer

                                   Worlds Inc.
                        (a development stage enterprise)
                              Financial Statements
                      Periods Ended June 30, 1998 and 1999

                                   Worlds Inc.
                        (a development stage enterprise)
                              Financial Statements
                      Periods Ended June 30, 1998 and 1999

                                                                Worlds Inc.
                                              (a development stage enterprise)

                                    Contents

        Unaudited financial statements:
           Balance sheets                                           F-3
           Statements of operations                                 F-4
           Statement of stockholders' equity (deficit)              F-5
           Statements of cash flows                                 F-6
           Summary of accounting policies                           F-7 - F-11
           Notes to financial statements                            F-12 - F-15

                                                               Worlds Inc.
                                              (a development stage enterprise)

                                                               Balance Sheets





                                                                        December 31, 1998           June 30, 1999
 ------------------------------------------------------------------ --------------------------- ----------------------
 Assets                                                                                              (unaudited)
 Current:
    Cash and cash equivalents                                                $ 1,581,764                $  2,537,617
    Accounts receivable                                                                -                      19,918
    Prepaid expenses and other current assets                                     53,486                      42,512
    Inventory                                                                     58,516                      87,052
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total current assets                                                  1,693,766                   2,687,099
 Property, equipment and software development costs, net of
    accumulated depreciation and amortization                                    214,246                     562,132
 Other assets (Note 5)                                                                 -                     503,095
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                             $ 1,908,012               $   3,752,326
 ------------------------------------------------------------------ --------------------------- ----------------------
 Liabilities and Stockholders' Equity (Deficit)
 Current:
    Accounts payable                                                        $    319,906              $      468,488
    Accrued expenses                                                             446,333                     769,832
    Current maturities of notes payable                                          246,648                     269,148
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total current liabilities                                             1,012,887                   1,507,468
 Long-term portion, notes payable                                              1,875,018                   1,852,518
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total liabilities                                                     2,887,905                   3,359,986
 ------------------------------------------------------------------ --------------------------- ----------------------
 Contingencies (Note 4)
 Stockholders' equity (deficit) (Notes 2 and 3):
    Common stock, $.001 par value - shares authorized 30,000,000;
       outstanding 18,031,996 and 18,815,746                                      18,032                      18,816
    Additional paid-in capital                                                 8,401,970                  11,227,300
    Deficit accumulated during the development stage                          (9,335,152)                (10,789,033)
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                                (915,150)                    457,083
    Treasury stock, at cost, 113,465 and 1,613,465 shares                        (64,743)                    (64,743)
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total stockholders' equity (deficit)                                   (979,893)                    392,340
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                             $ 1,908,012               $   3,752,326
 ------------------------------------------------------------------ --------------------------- ----------------------


                              See accompanying summary of accounting policies
                                            and notes to financial statements.

                                                            Worlds Inc.
                                          (a development stage enterprise)

                                           Statements of Operations (Unaudited)





                                                                                                                 Cumulative,
                                                                                                                 period from
                                                                                                                 April 8, 1997
                                                                                                                 (inception) to
                                                       Three months ended June 30,   Six months ended June 30,   June 30,

                                                          1998          1999           1998              1999               1999 (a)

 Net revenues                                        $  12,130   $    57,748      $  16,132          $ 92,925         $  123,455
 Costs and expenses:
    Cost of revenues                                   (22,500)      (48,891)       (25,101)          (70,355)           (99,634)
    Selling, general and administrative               (759,185)     (809,680)    (1,307,525)       (1,425,495)        (4,751,228)
    Research and development                          (302,516)            -       (534,428)                -           (992,932)
    Acquired research and development                        -             -              -                 -         (6,135,538)

         Operating loss                             (1,072,071)     (800,823)    (1,850,922)       (1,402,925)       (11,855,877)
 Other income (expenses):
    Gain resulting from reversal of certain predecessor
       liabilities                                           -             -              -                 -            810,140
    Interest income                                     35,054         5,180         76,992            17,966            155,565
    Interest expense                                   (35,656)      (30,000)       (72,112)          (68,922)          (197,184)

         Loss before extraordinary item             (1,072,673)     (825,643)    (1,846,042)       (1,453,881)       (11,087,356)
 Extraordinary item - gain on debt settlement                -             -        151,654                 -            298,323
 Net loss                                          $(1,072,673)    $(825,643)   $(1,694,388)      $(1,453,881)      $(10,789,033)

 Loss per share (basic and diluted):
    Loss before extraordinary item                 $      (.06)    $    (.05)   $      (.11)      $      (.08)
    Extraordinary item                                       -             -            .01                 -

         Net loss per share (basic and diluted)    $      (.06)     $   (.05)   $      (.10)      $      (.08)

 Weighted average common shares outstanding:
    Basic and diluted                               16,716,546    16,723,298     16,434,339        17,304,288

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

                                                                 Worlds Inc.
                                              (a development stage enterprise)

                                  Statements of Stockholders' Equity (Deficit)


 Period from April 8, 1997 (inception) to June 30, 1999



 ------------------------------------- ----------------------- -------------- ---------------- ---------- --------------
                                                                                  Deficit
                                                                                accumulated                   Total
                                                                Additional      during the                stockholders'
                                                                  paid-in       development    Treasury      equity
                                            Common stock          capital          stage         stock      (deficit)
                                       -----------------------
                                         Shares      Amount
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
 Balance, January 1, 1998              16,119,996    $16,120   $ 6,661,582   $  (6,686,471)   $          $     (8,769)
 Sale of shares in private offering
    memorandum (January 1998)              30,000         30        26,470               -             -       26,500
 Sale of shares in public offering
    of common stock, net (June 1998)    1,832,000      1,832     1,713,968               -             -    1,715,800
 Conversion of 113,465 shares to
    certain stockholders (June 1998)            -          -             -               -       (64,743)     (64,743)
 Conversion of employee stock
    options into shares (October
    1998)                                  50,000         50           (50)              -             -            -
 Net loss for the year ended
    December 31, 1998                           -          -             -      (2,648,681)            -   (2,648,681)
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
 Balance, December 31, 1998            18,031,996     18,032     8,401,970      (9,335,152)      (64,743)    (979,893)
 Contribution of 1,500,000 shares by
    founders to treasury (April 1999)           -          -             -               -             -            -
 Exercise of stock options
    (April 1999)                           75,000         75        74,925               -             -       75,000
 Issuance of shares for content
    supply agreement (June 1999)           93,750         94       374,906               -             -      375,000
 Sale of shares in private offering
    memorandum (June 1999)                615,000        615     2,375,499               -             -    2,376,114
 Net loss for the six months ended
    June 30, 1999 (unaudited)                   -          -             -      (1,453,881)            -   (1,453,881)
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
 Balance, June 30, 1999 (unaudited)    18,815,746    $18,816   $11,227,300    $(10,789,033)     $(64,743) $   392,340
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------


                                See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                                   Worlds Inc.
                                               (a development stage enterprise)

                                           Statements of Cash Flows (Unaudited)




                                                                                                       Cumulative
                                                                                                       period from
                                                                                                      April 8, 1997
                                                                   Six months ended June 30,          (inception) to
                                                             ------------------ -------------------
                                                                   1998                1999           June 30, 1999
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from operating activities:
    Net loss                                                   $  (1,694,388)       $(1,453,881)       $(10,789,033)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
    Adjustments to reconcile net loss to net cash used in operating activities:
         Loss on disposal of fixed assets                                  -                  -              54,041
         Depreciation and amortization                                93,583            105,114             251,189
         Gain resulting from reversal of certain
            predecessor liabilities                                        -                  -            (810,140)
         Gain on debt settlement                                    (151,654)                 -            (298,323)
         Acquired research and development                                 -                  -           6,135,538
         Changes in operating assets and liabilities, net
            of effects from merger with Predecessor and
            Academic:
               Trade receivable                                          538            (19,918)            (19,918)
               Inventory                                                   -            (28,536)            (87,052)
               Prepaid expenses and other assets                      39,888           (117,121)             (2,716)
               Accounts payable and accrued expenses                 (71,395)           472,081             838,271
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Total adjustments                                   (89,040)           411,620           6,060,890
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash used in operating activities            (1,783,428)        (1,042,261)         (4,728,143)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from investing activities:
    Acquisition of property and equipment                                  -            (14,000)            (42,587)
    Additions to software development costs                                -           (439,000)           (599,000)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash used in investing activities                     -           (453,000)           (641,587)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from financing activities:
    Proceeds from sale of common stock to founding
       stockholders                                                        -                  -             204,000
    Proceeds from sale of common stock in private offering
       memorandum                                                     26,500          2,376,114           6,097,290
    Proceeds from exercise of options                                      -             75,000              75,000
    Proceeds from sale of common stock in public offering          1,715,800                  -           1,715,800
    Payment of conversion price of shares to certain
       stockholders                                                  (64,743)                 -             (64,743)
    Payments on note payable                                         (16,440)                 -            (120,000)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash provided by financing activities         1,661,117          2,451,114           7,907,347
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net increase (decrease) in cash and cash equivalents               (122,311)           955,853           2,537,617
 Cash and cash equivalents, beginning of period                    3,541,829          1,581,764                   -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash and cash equivalents, end of period                       $  3,419,518        $ 2,537,617        $  2,537,617
 ----------------------------------------------------------- ------------------ ------------------- ------------------


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


 Nature of Business

               WAC was incorporated on April 8, 1997 to design, develop and market three-dimensional ("3D") oriented Internet sites on the World Wide Web. These web sites are anticipated to utilize 3D technologies developed by Predecessor.


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


 Fair Value of Financial Instruments

               The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of March 31, 1999 because of the relatively short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of June 30 1999, based upon estimates for similar debt issues.


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


Software Development Costs

               In accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs incurred by the Company subsequent to establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers are capitalized and carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based on estimates of future revenues to be derived from the sale of the software product reduced by the costs of completion and disposing of the product. During the fourth quarter of 1998, technological feasibility of the Company's software was established. In this regard, $160,000 was capitalized and included in property, equipment and software development as of December 31, 1998. During the six months ended June 30, 1999, a further $439,000 was capitalized in this regard. Amortization of the costs capitalized commenced in the first quarter of 1999, based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement.


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

                                                  Worlds Inc.-Predecessor
                                              (a development stage enterprise)

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

                                                       Worlds Inc.-Predecessor
                                               (a development stage enterprise)

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

               During June 1999, the Company sold 615,000 shares in a private offering memorandum and received gross proceeds of $2,460,000. Net proceeds, after commissions and expenses of this offering, aggregated $2,376,114.

                                                       Worlds Inc.-Predecessor
                                               (a development stage enterprise)

                                                 Notes to Financial Statements

4.       Contingencies

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

               Further, in connection with the above consulting agreement, three founding stockholders of WAC agreed to contribute 1,500,000 shares to the capital of the Company (included in treasury stock).


5.     Content Supply Agreement

               During June 1999, the Company entered into a content supply agreement for a 3D internet site offered by an Internet service provider (the "Provider"). Under the terms of the agreement, the Company paid $125,000 and issued 93,750 shares of common stock upon signing (included in other assets aggregating $500,000). A further $125,000 and 93,750 shares is required to be delivered to the Provider upon launch of the site which is expected to occur during the quarter ended September 30, 1999.