Form 10QSB/A
period 1999-06-30
WORLDS INC
filed 1999-09-07
CIK 1961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                   Worlds Inc.
                        (a development stage enterprise)


                                                              Contents


        Unaudited financial statements:
           Balance sheets                                     2
           Statements of operations                           3
           Statement of stockholders' equity (deficit)        4
           Statements of cash flows                           5
           Summary of accounting policies                     6
           Notes to financial statements                      11

                                   Worlds Inc.
                        (a development stage enterprise)


                                 Balance Sheets


                                                                        December 31, 1998           June 30, 1999
 ------------------------------------------------------------------ --------------------------- ----------------------

 Assets                                                                                              (unaudited)
 Current:
    Cash and cash equivalents                                                $ 1,581,764                $  2,537,617
    Accounts receivable                                                                -                      19,918
    Prepaid expenses and other current assets                                     53,486                      42,512
    Inventory                                                                     58,516                      87,052
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total current assets                                                  1,693,766                   2,687,099
 Property, equipment and software development costs, net of
    accumulated depreciation and amortization                                    214,246                     562,132
 Other assets (Note 5)                                                                 -                     503,095
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                             $ 1,908,012               $   3,752,326
 ------------------------------------------------------------------ --------------------------- ----------------------
 Liabilities and Stockholders' Equity (Deficit)
 Current:
    Accounts payable                                                        $    319,906              $      468,488
    Accrued expenses                                                             446,333                     769,832
    Current maturities of notes payable                                          246,648                     269,148
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total current liabilities                                             1,012,887                   1,507,468
 Long-term portion, notes payable                                              1,875,018                   1,852,518
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total liabilities                                                     2,887,905                   3,359,986
 ------------------------------------------------------------------ --------------------------- ----------------------
 Contingencies (Note 4)
 Stockholders' equity (deficit) (Notes 2 and 3):
    Common stock, $.001 par value - shares authorized 30,000,000;
       outstanding 18,031,996 and 18,815,746                                      18,032                      18,816
    Additional paid-in capital                                                 8,401,970                  11,692,300
    Deficit accumulated during the development stage                          (9,335,152)                (11,254,033)
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                                (915,150)                    457,083
    Treasury stock, at cost, 113,465 and 1,613,465 shares                        (64,743)                    (64,743)
 ------------------------------------------------------------------ --------------------------- ----------------------
         Total stockholders' equity (deficit)                                   (979,893)                    392,340
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                             $ 1,908,012               $   3,752,326
 ------------------------------------------------------------------ --------------------------- ----------------------


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)


                      Statements of Operations (Unaudited)

                                                                                                                       Cumulative,
                                                                                                                       period from
                                                                                                                      April 8, 1997
                                                    Three months ended June 30,          Six months ended June 30,    (inception) to
                                                  ----------------------------------  ------------------------------     June 30,
                                                       1998              1999             1998               1999        1999 (a)
 ------------------------------------------------ ---------------- -----------------  -------------   -------------- ---------------

Net revenues                                      $       12,130   $        57,748    $     16,132    $    92,925      $    123,455
 Costs and expenses:
    Cost of revenues                                     (22,500)          (48,891)        (25,101)       (70,355)          (99,634)
    Selling, general and administrative                 (759,185)       (1,274,680)     (1,307,525)    (1,890,495)       (5,216,228)
    Research and development                            (302,516)                -        (534,428)             -          (992,932)
    Acquired research and development                          -                 -               -              -        (6,135,538)
 ----------------------------------------------- ----------------- -----------------  -------------   ---------------  -------------
         Operating loss                               (1,072,071)       (1,265,823)     (1,850,922)     (1,867,925)     (12,320,877)
 Other income (expenses):
    Gain resulting from reversal of certain
       predecessor liabilities                                 -                 -               -                -         810,140
    Interest income                                       35,054             5,180          76,992           17,966         155,565
    Interest expense                                     (35,656)          (30,000)        (72,112)         (68,922)       (197,184)
 ----------------------------------------------- ----------------- -----------------  --------------   --------------  ------------
         Loss before extraordinary item               (1,072,673)       (1,290,643)     (1,846,042)      (1,918,881)    (11,552,356)
 Extraordinary item - gain on debt settlement                  -                 -         151,654                -         298,323
 ----------------------------------------------- ----------------- -----------------  --------------   -------------- --------------
 Net loss                                        $    (1,072,673)  $    (1,290,643)   $ (1,694,388)    $ (1,918,881)  $ (11,254,033)
 ----------------------------------------------- ----------------- -----------------  --------------   -------------- --------------
 Loss per share (basic and diluted):
    Loss before extraordinary item               $          (.06)  $          (.08)   $       (.11)     $      (.11)
    Extraordinary item                                         -                 -             .01                -
 ----------------------------------------------- ----------------- -----------------  --------------   --------------
         Net loss per share (basic and diluted)  $          (.06)  $          (.08)   $       (.10)     $      (.11)
 ----------------------------------------------- ----------------- -----------------  --------------   --------------
 Weighted average common shares outstanding:
    Basic and diluted                                 16,716,546        16,723,298      16,434,339       17,304,288
 ----------------------------------------------- ----------------- -----------------  --------------   --------------


 --------------
(a) Includes the results of Predecessor and Academic (from December 4, 1997) which were merged into the Company on December 3, 1997.
 -----------------------------------------------------------------------------------------------------------------------------------

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)


                  Statements of Stockholders' Equity (Deficit)


 Period from April 8, 1997 (inception) to June 30, 1999
 -----------------------------------------------------------------------------------------------------------------------
                                                                                    Deficit
                                            Common stock                         accumulated                   Total
                                       -----------------------  Additional        during the                stockholders'
                                                                  paid-in        development    Treasury      equity
                                         Shares      Amount       capital          stage         stock      (deficit)
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
                                        C>
 Balance, January 1, 1998              16,119,996    $16,120   $  6,661,582   $  (6,686,471)   $          $      (8,769)
 Sale of shares in private offering
    memorandum (January 1998)              30,000         30        26,470               -             -       26,500
 Sale of shares in public offering
    of common stock, net (June 1998)    1,832,000      1,832     1,713,968               -             -    1,715,800
 Conversion of 113,465 shares to
    certain stockholders (June 1998)            -          -             -               -       (64,743)     (64,743)
 Conversion of employee stock
    options into shares (October
    1998)                                  50,000         50           (50)              -             -            -
 Net loss for the year ended
    December 31, 1998                           -          -             -      (2,648,681)            -   (2,648,681)
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
 Balance, December 31, 1998            18,031,996     18,032     8,401,970      (9,335,152)      (64,743)    (979,893)
 Issuance of warrants for consulting
    services (April 1999)                       -          -       465,000               -             -      465,000
 Contribution of 1,500,000 shares by
    founders to treasury (April 1999)           -          -             -               -             -            -
 Exercise of stock options
    (April 1999)                           75,000         75        74,925               -             -       75,000
 Issuance of shares for content
    supply agreement (June 1999)           93,750         94       374,906               -             -      375,000
 Sale of shares in private offering
    memorandum (June 1999)                615,000        615     2,375,499               -             -    2,376,114
 Net loss for the six months ended
    June 30, 1999 (unaudited)                   -          -             -      (1,918,881)            -   (1,918,881)
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------
 Balance, June 30, 1999 (unaudited)    18,815,746    $18,816   $11,692,300    $(11,254,033)     $(64,743) $     392,340
 ------------------------------------- ------------ ---------- -------------- ---------------- ---------- --------------

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                   Worlds Inc.
                        (a development stage enterprise)


                      Statements of Cash Flows (Unaudited)


                                                                                                       Cumulative
                                                                                                       period from
                                                                                                      April 8, 1997
                                                                   Six months ended June 30,          (inception) to
                                                             ------------------ -------------------
                                                                   1998                1999           June 30, 1999
 ----------------------------------------------------------- ------------------ ------------------- ------------------
Cash flows from operating activities:
    Net loss                                                   $  (1,694,388)       $(1,918,881)       $(11,254,033)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss on disposal of fixed assets                                  -                  -              54,041
         Depreciation and amortization                                93,583            105,114             251,189
         Gain resulting from reversal of certain
            predecessor liabilities                                        -                  -            (810,140)
         Gain on debt settlement                                    (151,654)                 -            (298,323)
         Acquired research and development                                 -                  -           6,135,538
         Issuance of warrants for consulting services                      -            465,000             465,000
         Changes in operating assets and liabilities, net
            of effects from merger with Predecessor and
            Academic:
               Trade receivable                                          538            (19,918)            (19,918)
               Inventory                                                   -            (28,536)            (87,052)
               Prepaid expenses and other assets                      39,888           (117,121)             (2,716)
               Accounts payable and accrued expenses                 (71,395)           472,081             838,271
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Total adjustments                                   (89,040)           876,620           6,525,890
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash used in operating activities            (1,783,428)        (1,042,261)         (4,728,143)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from investing activities:
    Acquisition of property and equipment                                  -            (14,000)            (42,587)
    Additions to software development costs                                -           (439,000)           (599,000)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash used in investing activities                     -           (453,000)           (641,587)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from financing activities:
    Proceeds from sale of common stock to founding
       stockholders                                                        -                  -             204,000
    Proceeds from sale of common stock in private offering
       memorandum                                                     26,500          2,376,114           6,097,290
    Proceeds from exercise of options                                      -             75,000              75,000
    Proceeds from sale of common stock in public offering          1,715,800                  -           1,715,800
    Payment of conversion price of shares to certain
       stockholders                                                  (64,743)                 -             (64,743)
    Payments on note payable                                         (16,440)                 -            (120,000)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash provided by financing activities         1,661,117          2,451,114           7,907,347
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net increase (decrease) in cash and cash equivalents               (122,311)           955,853           2,537,617
 Cash and cash equivalents, beginning of period                    3,541,829          1,581,764                   -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash and cash equivalents, end of period                       $  3,419,518        $ 2,537,617        $  2,537,617
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

3.  Private
       Placemen
       and Public
       Offering The Private Placement called for WAC to offer for sale a maximum of 50 units (57-1/2 with the over-allotment), each consisting of 120,000 shares of WAC's common stock (the "Units") at a price of $120,000 per Unit. In connection with the Private Placement, the placement agent was to receive one warrant to purchase one share of WAC's common stock at $1 per share for every $40 of gross proceeds from the sale of the Units. On November 21, 1997, WAC sold 31.67 Units with gross proceeds of $3,800,000 (3,800,000 shares) (the "Initial Private Placement Closing") and the placement agent was issued 425,000 shares of common stock. On December 31, 1997, the Company sold 4.88 Units with gross proceeds of $585,000 (585,000 shares). On January 2, 1998, a further
                    30,000 shares were issued with gross proceeds of $30,000. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,721,176.

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

4. Contingencies    On March 23, 1999, the Company entered into a three-year
                    financial advisory and consulting agreement (that became effective during April 1999) with a consulting firm controlled by the Company's Chairman that provides for an annual fee of $120,000, escalating to $300,000 annually if the Company raises $5 million in cash and the market value of the Company's issued and outstanding common stock is no less than $100 million. In addition, the Company granted warrants to such firm to purchase 1,000,000 shares of common stock at $.50 per share. Such warrants were valued at $465,000 and charged to selling, general and administrative expenses in the quarter ended June 30, 1999. The warrants are exercisable through April 13, 2006 and contain anti-dilution provisions and both "demand" and "piggy-back" registration rights.

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

                - In June 1999 we launched HansonWorld, the first 3D chat
                  environment utilizing our 3D technology on a special CD which was distributed to the fan club of Hanson.

                - We entered into two agreements with Freeserve Plc., United
                  Kingdom's largest Internet Service Provider and a leading U.K. Internet Portal. The first agreement provides for us to be the official 3D Internet broadband chat content provider on Freeserve which will include our 3D Internet Technology and 3D broadband content on millions of new Freeserve ISP access CDs. The second agreement provides for us to be the official and exclusive 2D, or HTML, Internet chat content provider on the Freeserve ISP service.

                - We entered into agreements with third party content providers to be integrated into the Road Runner broadband offering, Hang@worlds.com.

                - We added the following artists to our e-commerce website,
                  WorldsStore.com.

         WuWearStore.com, Fivestore.com, B*Witchedstore.com, SherylCrow store.com, Eminemstore.com, BruceSpringsteenstore.com, RickyMartinstore.com, Deftones store.com, Metallicastore.com, TimMcGrawstore.com,
TheCranberriesstore.com and Britney Spearsstore.com.

         During this quarter we also continued to upgrade our e-commerce web site, WorldsStore.com, purchased inventory for sale through our web site, enhanced features to our core technology by improving the audio and video streaming features, continued to improve our voice-to-voice Internet telephony and increased our customer service program.

         We currently have eleven full-time employees and are working with seven independent software contractors who were former employees of our predecessor. We do not anticipate hiring additional employees or purchasing additional plant or equipment other than that needed on a day-to-day basis until product sales increase significantly and/or significant additional financing is obtained.

         In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 57.5 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock. At June 30, 1999, we had raised gross proceeds of $2,376,114 through June 30, 1999, and additional gross proceeds of $1,073,886 thereafter through August 31, 1999, in the private placement.

Results of Our Operations

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

         The following data extracted from the attached unaudited financial statements compares the results of our operations for the six months ended June 30, 1999 to the six months ended June 30, 1998.


                                                  Six months ended June 30,
                                            ------------------------------------
                                                        (unaudited)

                                                1999                      1998
                                                ----                      ----


Net Revenue..............................$     92,925              $     16,132

Costs & Expenses:
      Cost of revenues...................    (70,355)                   (25,101)
      Selling, general & administrative.. (1,890,495)                (1,307,525)
      Research & development.............      --                      (534,428)

Operating Loss...........................$(1,867,925)              $ (1,850,922)

Other Income (Expense):
         Interest income.................     17,966                     76,992
         Interest expense................     (68,922)                  (72,112)

Loss before taxes & extraordinary item...  (1,918,881)               (1,846,042)

Extraordinary item B gain on debt
     settlement..........................      --                       151,654

Net Loss.................................$ (1,918,881)             $ (1,694,388)
                                         -------------             -------------

         In the first half of 1999, we continued to upgrade our core technology and began production on new projects in anticipation of reaching agreements with other entities with whom we are in negotiation. No assurance can be given that any negotiations will lead to the consummation of any additional agreements. In the first six months of 1999, we continued the implementation of our new business plan. Significant expenditure was incurred towards completion of the Gamma technology and also with legal and professional fees.

         Revenues are nominal and are derived from our agreements with companies such as Road Runner and Freeserve, our Worlds Ultimate 3D Chat product and the operation of our e-commerce web site featuring artist related Internet stores such as DavidBowieStore.com, NinetyEightDegreesStore.com and EltonJohnStore.com. Revenue was $92,925 and had associated direct costs of $70,355 for the six months ended June 30, 1999, compared to $16,132 in revenue and $25,101 of direct costs for the same period in 1998.

         Selling, general and administrative expenses were $1,890,495 for the six months ended June 30, 1999. This represented an increase of $582,970 from $1,307,525 compared to the six months ended June 30, 1998. This increase was directly attributable to the higher costs associated with maintaining our new e-commerce site, retaining expert software developers to improve and upgrade our existing products, costs involved in beginning work on some of the new projects discussed above in anticipation of reaching final agreements and a charge of $465,000 for consulting fees with respect to the agreement signed with a firm controlled by our chairman.

         We incurred no research and development costs during the six months ended June 30, 1999 as compared to $534,428 for the six months ended June 30, 1998. This is directly attributable to the fact that since our technology is now technologically feasible, (i.e., it works), all expenses for research and development are now capitalized. For the first six months of 1999, $439,000 of such expenditures were capitalized.

         Other income included $17,966 of interest income in the six months to June 30, 1999 earned from the remainder of the proceeds of our share offerings as compared to $76,992 in the six months ended June 30, 1998. Other expenses included interest expense of $68,922 directly attributable to our predecessor's notes payable in the six months to June 30, 1999. Interest expense in the six months to June 30, 1998 was $72,112.

         As a result of the foregoing we incurred a net loss of $1,918,881 for the six months ending June 30, 1999, compared to a loss of $1,694,388 for the six months ending June 30, 1998, an increase of $224,493. The loss in the 1998 period was after an extraordinary gain of $151,654.

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998


                                                     Three Months Ended
                                                --------------------------------
                                                 6/30/99               6/30/98
                                                ------------       -------------

Net Revenue                                     $    57,748        $     12,130
Costs & Expenses:
         Cost of revenues                           (48,891)            (22,500)
         Selling, general & administrative       (1,274,680)           (759,185)
         Research & development                        --              (302,516)

Operating Loss                                   (1,265,823)         (1,072,071)

Other Income (Expense):
         Interest income                              5,180              35,054
         Interest expense                           (30,000)            (35,656)

Loss before taxes                                (1,290,643)         (1,072,673)

Net Loss                                         (1,290,643)         (1,072,623)

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

         Selling, general and administrative expenses were $1,274,680 for the three months ended June 30, 1999. This represented an increase of $525,495 from $759,185 compared to the three months ended June 30, 1998. This increase was directly attributable to the higher costs associated with maintaining our new e-commerce site, retaining expert software developers to improve and upgrade our existing products and costs involved in beginning work on some of the new projects discussed above and a charge of $465,000 for consulting fees with respect to the agreement signed with a firm controlled by our chairman.

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

         As a result of the foregoing we incurred a net loss of $1,290,643 for the three months ending June 30, 1999, compared to a loss of $1,072,673 for the three months ending June 30, 1998, an increase of $218,970. See Statement of Operations on Page 3.

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

         In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 57.5 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock. At June 30, 1999, we had raised gross proceeds of $2,376,114 through June 30, 1999, and additional gross proceeds of $1,073,886 thereafter through August 31, 1999, in the private placement.

         We will need to raise additional capital during 2000, which may be in the form of equity or debt financing. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, our company will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. If financing is not available when as we require, we could be force to slow down the growth of our business or suspend operations entirely.

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

Effect of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

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

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

         On May 12, 1999, we began an exempt private offering under Rule 506 as promulgated under the Securities Act of 1933, as amended. We were seeking to raise $2-4 million through the sale of a unit offering. The offering was offered solely to "accredited investors" and pursuant to a private placement memorandum and subscription agreement.

         In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 57.5 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock. At June 30, 1999, we had raised gross proceeds of $2,376,114 through June 30, 1999, and additional gross proceeds of $1,073,886 thereafter through August 31, 1999, in the private placement.

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

Date: September 3, 1999

                                                    WORLDS INC.


                                                    By:  /s/ Thomas Kidrin
                                                    ----------------------------
                                                    Thomas Kidrin
                                                    President, CEO and Treasurer