Form 10QSB
period 1999-09-30
WORLDS INC
filed 1999-11-22
CIK 1961

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities Act
----     of 1934

For the quarterly period ended September 30, 1999



_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ______________________ to ______________________


Commission File number 2-31876


                                   WORLDS INC.
                                  ------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



                   New Jersey                                22-184316
          ------------------------------                 ----------------
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)


                   15 Union Wharf, Boston, Massachusetts 0210
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 725-8900
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

 -------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes   X    No _____.


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 1999, Issuer had outstanding 17,636,631 shares of Common Stock.

                                      INDEX


                                                                            Page
                                                                            ----
PART I: FINANCIAL INFORMATION..................................................3

     Item 1. Financial Statements..............................................3

             Balance Sheets (unaudited) at September 30, 1999 and
             December 31, 1998.................................................4

             Statements of Operations (unaudited) for the three months
             ended September 30, 1999 and September 30, 1998 and for
             the nine months ended September 30, 1999 and September
             30, 1998 and cumulative period from April 8, 1997 to
             September 30, 1999................................................5

             Statements of Stockholders' Equity (Deficit) from
             April 8, 1997 to September 30, 1999...............................6

             Statements of Cash Flows (unaudited) for the nine months
             ended September 30, 1999 and September 30, 1998 and
             cumulative period from April 8, 1997 to September 30, 1999........7

             Summary of Accounting Policies....................................8

             Notes to Financial Statements (unaudited)........................13

    Item 2.  Management's Discussion and Analysis or Plan of Operations.......17

PART II. OTHER INFORMATION ...................................................24

    Item 2.  Sale of Unregistered Securities..................................24

    Item 6.  Exhibits and Reports on Form 8-K.................................26

SIGNATURES....................................................................27

PART I    :       FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                       WORLDS INC., doing business as WORLDS.COM

                                                            (A DEVELOPMENT STAGE
                                                                     ENTERPRISE)

================================================================================

                                                            FINANCIAL STATEMENTS

                                       PERIODS ENDED SEPTEMBER 30, 1998 AND 1999

                                                                      WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                  BALANCE SHEETS
================================================================================

                                                                           December 31,
                                                                               1998              September 30, 1999

 ------------------------------------------------------------------ --------------------------- ----------------------
 ASSETS                                                                                              (unaudited)
 CURRENT:
    Cash and cash equivalents                                                $ 1,581,764               $   2,044,722
    Accounts receivable                                                                -                     106,355
    Prepaid expenses and other current assets                                     53,486                      32,229
    Inventory                                                                     58,516                     162,556
 ------------------------------------------------------------------ --------------------------- ----------------------
         TOTAL CURRENT ASSETS                                                  1,693,766                   2,345,862
 PROPERTY, EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS, NET OF
    ACCUMULATED DEPRECIATION AND AMORTIZATION                                    214,246                     651,176
 OTHER ASSETS (NOTE 5)                                                                 -                     703,095
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                             $ 1,908,012               $   3,700,133
 ------------------------------------------------------------------ --------------------------- ----------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT:

    Accounts payable                                                        $    319,906              $      107,721
    Accrued expenses                                                             446,333                     831,351
    Current maturities of notes payable                                          246,648                     269,148
 ------------------------------------------------------------------ --------------------------- ----------------------
         TOTAL CURRENT LIABILITIES                                             1,012,887                   1,208,220
 LONG-TERM PORTION, NOTES PAYABLE                                              1,875,018                   1,852,518
 ------------------------------------------------------------------ --------------------------- ----------------------
         TOTAL LIABILITIES                                                     2,887,905                   3,060,738
 ------------------------------------------------------------------ --------------------------- ----------------------
 CONTINGENCIES (NOTE 4)

 STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 2 AND 3):

    Common stock, $.001 par value - shares authorized 30,000,000;
       outstanding 18,031,996 and 17,542,281                                      18,032                      17,542
    Additional paid-in capital                                                 8,401,970                  12,801,091
    Deficit accumulated during the development stage                          (9,335,152)                (12,179,238)
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                                (915,150)                    639,395
    Treasury stock, at cost, 113,465 shares in 1998 (Notes 2 and
       4)                                                                        (64,743)                         --
 ------------------------------------------------------------------ --------------------------- ----------------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (979,893)                    639,395
 ------------------------------------------------------------------ --------------------------- ----------------------
                                                                             $ 1,908,012               $   3,700,133
 ------------------------------------------------------------------ --------------------------- ----------------------

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                 WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)

 ===============================================================================

                                                                                                                     Cumulative
                                                                                                                      period from
                                                        Three months ended               Nine months ended            April 8, 1997
                                                           September 30,                    September 30,            (inception) to
                                                       ----------------------      ----------------------------       September 30,
                                                        1998            1999             1998             1999            1999 (a)
                                                       ---------   ------------      ------------     ------------   ---------------
 NET REVENUES                                       $         -    $    148,682      $     16,132     $    241,607   $    272,137
 COSTS AND EXPENSES:
    Cost of revenues                                          -         (98,428)          (25,101)        (168,783)      (198,062)
    Selling, general and administrative                (683,969)       (962,228)       (1,991,494)      (2,852,723)    (6,178,456)
    Research and development                           (353,504)              -          (887,932)               -       (992,932)
    Acquired research and development                         -               -                 -                -     (6,135,538)
                                                       ---------   ------------      ------------     ------------   -------------
         OPERATING LOSS                              (1,037,473)       (911,974)       (2,888,395)      (2,779,899)   (13,232,851)
 OTHER INCOME (EXPENSES):
    Gain resulting from reversal of
    certain predecessor liabilities                           -               -                 -                -        810,140
    Interest income                                      37,825          20,053           114,817           38,019        175,618
    Interest expense                                    (35,656)        (33,284)         (107,768)        (102,206)      (230,468)
                                                       ---------   ------------      ------------     ------------   -------------
         LOSS BEFORE EXTRAORDINARY ITEM              (1,035,304)       (925,205)       (2,881,346)      (2,844,086)   (12,477,561)
 EXTRAORDINARY ITEM - GAIN ON DEBT SETTLEMENT            20,893               -           172,547                -        298,323
                                                       ---------   ------------      ------------     ------------   -------------
 NET LOSS                                           $(1,014,411)   $   (925,205)     $ (2,708,799)    $ (2,844,086)  $(12,179,238)
                                                    ===========    ============      ============     ============   ============
 LOSS PER SHARE (BASIC AND DILUTED):
    Loss before extraordinary item                  $      (.06)   $      (0.06)     $       (.17)    $      (0.16)
    Extraordinary item                                        -               -                .01               -
                                                    -----------    ------------      ------------     ------------
         NET LOSS PER SHARE (BASIC AND DILUTED)     $      (.06)   $      (0.06)     $       (.16)    $      (0.16)
                                                    ===========    ============      ============     ============
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and diluted                                17,868,531      16,083,709        16,917,657       17,300,203
                                                    ===========    ============      ============      ===========

--------------

(a)  Includes the results of  Predecessor  and Academic  (from December 4, 1997)
     which   were    merged    into   the   Company   on   December   3,   1997.


                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                                     WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
================================================================================

 PERIOD FROM APRIL 8, 1997 (INCEPTION) TO SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                                accumulated                  Total
                                            Common stock        Additional      during the     Treasury   Stockholders'
                                       -----------------------   paid-in        development                 (equity)
                                         Shares      Amount       capital          Stage         Stock      (deficit)
                                       ------------ ---------- -------------- ---------------- ---------- --------------
 BALANCE, JANUARY 1, 1998              16,119,996    $16,120   $  6,661,582   $  (6,686,471)   $           $    (8,769)
 Sale of shares in private offering
    memorandum (January 1998)              30,000         30        26,470               -             -        26,500
 Sale of shares in public offering
    of common stock, net (June 1998)    1,832,000      1,832     1,713,968               -             -     1,715,800
 Conversion of 113,465 shares to
    certain stockholders (June 1998)            -          -             -               -       (64,743)      (64,743)
 Conversion of employee stock
    options into shares (October
    1998)                                  50,000         50           (50)              -             -             -
 Net loss for the year ended
    December 31, 1998                           -          -             -      (2,648,681)            -    (2,648,681)
                                       ----------   --------   -----------    -------------    ---------  ------------
 BALANCE, DECEMBER 31, 1998            18,031,996     18,032     8,401,970      (9,335,152)      (64,743)     (979,893)
 Issuance of warrants for consulting
    services (April 1999)                       -          -       465,000               -             -       465,000
 Contribution of 1,500,000 shares by
    founders to treasury (April 1999)           -          -             -               -             -             -
 Exercise of stock options
    (April 1999)                           75,000         75        74,925               -             -        75,000
 Issuance of shares for content
    supply agreement (June 1999)           93,750         93       374,907               -             -       375,000
 Issuance of shares to agent for
    supply agreement (July 1999)           50,000         50       199,950               -             -       200,000
 Sale of shares in private offering
    memorandum, net (June through
    September 1999)                       885,000        885     3,263,089               -             -     3,263,974
 Issuance of options for consulting
    services (August and
    September 1999)                             -          -         4,400               -             -         4,400
 Issuance of shares for legal and
    consulting services (September
    1999)                                  20,000         20        79,980               -             -        80,000
 Cancellation of treasury shares
    (September 1999)                   (1,613,465)    (1,613)      (63,130)              -        64,743             -
 Net loss for the nine months ended
    September 30, 1999 (unaudited)              -          -             -      (2,844,086)            -    (2,844,086)
                                       ----------   --------   -----------    ------------     ---------    ----------
 BALANCE, SEPTEMBER 30, 1999
    (UNAUDITED)                        17,542,281    $17,542   $12,801,091    $(12,179,238)    $       -   $   639,395
                                       ==========   ========   ===========    ============     =========   ===========

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                                      WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                                        Cumulative
                                                                                                        period from
                                                                                                       April 8, 1997
                                                                Nine months ended September 30,       (inception) to
                                                                -------------------------------        September 30,
                                                                   1998                1999                1999
                                                                -------------      ------------        ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $ (2,708,799)      $ (2,844,086)       $(12,179,238)
                                                                -------------      ------------        ------------
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Loss on disposal of fixed assets                                  -                  -              54,041
         Depreciation and amortization                               136,012            160,113             306,188
         Gain resulting from reversal of certain
            predecessor liabilities                                        -                  -            (810,140)
         Gain on debt settlement                                    (172,547)                 -            (298,323)
         Acquired research and development                                 -                  -           6,135,538
         Issuance of warrants for consulting services                      -            465,000             465,000
         Issuance of options for consulting services                       -              4,400               4,400
         Issuance of shares for legal and consulting
            services                                                       -             80,000              80,000
         Changes in operating assets and liabilities, net
            of effects from merger with Predecessor and
            Academic:
               Trade receivable                                          538           (106,355)           (106,355)
               Inventory                                                   -           (104,040)           (162,556)
               Prepaid expenses and other assets                      29,403           (106,838)              7,567
               Accounts payable and accrued expenses                 (10,306)           172,833             539,023
                                                                -------------      ------------       -------------
                 TOTAL ADJUSTMENTS                                   (16,900)           565,113           6,214,383
                                                                -------------      ------------       -------------
                 NET CASH USED IN OPERATING ACTIVITIES            (2,725,699)        (2,278,973)         (5,964,855)
                                                                -------------      ------------       -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                            (14,590)           (23,178)            (51,765)
    Additions to software development costs                                -           (573,865)           (733,865)
                                                                -------------      ------------       -------------
                 NET CASH USED IN INVESTING ACTIVITIES               (14,590)          (597,043)           (785,630)
                                                                -------------      ------------       -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock to founding
       stockholders                                                        -                  -             204,000
    Proceeds from sale of common stock in private offering
       memorandum                                                     26,500          3,263,974           6,985,150
    Proceeds from exercise of options                                      -             75,000              75,000
    Proceeds from sale of common stock in public offering          1,715,800                  -           1,715,800
    Payment of conversion price of shares to certain
       stockholders                                                  (64,743)                 -             (64,743)
    Payments on note payable                                        (116,000)                 -            (120,000)
                                                                -------------      ------------       -------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES         1,561,557          3,338,974           8,795,207
                                                                -------------      ------------       -------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,178,732)           462,958           2,044,722
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,541,829          1,581,764                   -
                                                                -------------      ------------       -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 2,363,097        $ 2,044,722       $   2,044,722
                                                                =============      ============       =============

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                                      WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

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

                    The term the "Company," as used herein, refers to the consolidated entity resulting from the two contemporaneous mergers, as well the pre-merger Predecessor, WAC and
                    Academic; however, Predecessor, WAC and Academic are hereinafter sometimes referred to separately as the context requires. The Company is doing business as Worlds.com.


Nature of Business  WAC was incorporated on April 8, 1997 to design, develop and market three-dimensional ("3D") music oriented Internet sites on the World Wide Web. These web sites are utilizing 3D technologies developed by Predecessor.


Basis of            The   accompanying  financial  statements   are  unaudited;
Presentation        however,  in the  opinion  of  management,  all  adjustments necessary  for a fair  statement of  financial  position and results for the stated  periods  have been  included.  These adjustments  are  of a  normal  recurring  nature.  Selected information and footnote  disclosures  normally  included in financial  statements  prepared in accordance with generally
                    accepted  accounting   principles  have  been  condensed  or
                    omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the Company for the year ended December 31, 1998 and for the Predecessor for the period ended December 3, 1997.

                                                                      WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

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


Fair Value of       The  carrying  amounts of financial  instruments,  including
Financial           cash and  short-term  debt,  approximated  fair  value as of
Instruments         September 30, 1999 because of the relatively  short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of September 30 1999, based upon estimates for similar debt issues.


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


Cash and Cash       Cash and cash  equivalents  are  comprised of highly  liquid
Equivalents         money market instruments,  which have original maturities of three months or less at the time of purchase.


Property and        Property and equipment are stated at cost.  Depreciation  is
Equipment           calculated using the straight-line method over the estimated useful lives of the assets, which range from two to five years.

                                                                      WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

Revenue             Revenue from technology  development and licensing contracts
Recognition         is recognized upon the attainment of contractual  milestones
                    (approximating the percentage-of-completion method). Cash received in advance of revenues earned is recorded as deferred revenue.


Inventory           Inventory  consists  of  merchandise  held for resale and is valued at the lower of cost or market on a first-in, first-out (FIFO) basis.


Software            In   accordance   with  the   provisions  of  SFAS  No.  86,
Development Cost    "Accounting  for the Costs of Computer  Software to be Sold,
                    Leased, or Otherwise  Marketed",  software development costs
                    incurred  by  the   Company   subsequent   to   establishing
                    technological   feasibility  of  the  resulting  product  or
                    enhancement  and until the product is available  for general release to  customers  are  capitalized  and  carried at the lower  of  unamortized  cost or net  realizable  value.  Net realizable  value is determined based on estimates of future revenues to be derived from the sale of the software product reduced  by the costs of  completion  and  disposing  of the product.  During the fourth  quarter of 1998,  technological feasibility of the Company's  software was  established.  In this  regard,  $160,000  was  capitalized  and  included  in property,  equipment and software development as of December
                    31, 1998. During the nine months ended September 30, 1999, a
                    further   $574,000   was   capitalized   in   this   regard.
                    Amortization of the costs capitalized commenced in the first quarter of 1999,  based on current  and  anticipated  future revenues  for each  product  or  enhancement  with an annual
                    minimum  equal  to  straight-line   amortization   over  the
                    remaining   estimated   economic  life  of  the  product  or
                    enhancement.


Research and        Research and development  costs are expensed as incurred.
Development Costs

                                                                      WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

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


Stock-Based         In October 1995, the FASB issued SFAS No. 123, "Accounting
Compensation        for  Stock-Based  Compensation".  SFAS  No.  123  encourages entities  to adopt  the fair  value  method  in place of the provisions  of Accounting  Principles  Board Opinion No. 25,
                    "Accounting   for  Stock  Issued  to  Employees",   for  all
                    arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

                                                                      WORLDS.COM

                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

Comprehensive       Effective January 1, 1998, the Company adopted SFAS No. 130,
Income              "Reporting    Comprehensive   Income",   which   establishes
                    standards for reporting and display of comprehensive income,
                    its  components  and  accumulated  balances.   Comprehensive
                    income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Adoption of the standard has had no effect on financial statement disclosures since there were no items of comprehensive income during the periods presented.

                                                                     WORLDS.COM
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

1.  Going Concern   As  discussed  in Notes 2 and 3,  the  Company  completed  a private  placement during the fourth quarter of 1997 raising gross proceeds of $4,415,000, consummated a merger agreement during  December 1997 with a development  stage  enterprise,
                    Predecessor,  completed  a  public  offering  in  June  1998 raising  gross  proceeds  of  $1,832,000,  and  completed  a private placement during the third quarter of 1999,  raising gross proceeds of $3,540,000.  Predecessor had not generated significant  revenues from operations and had an accumulated deficit from inception to the Merger Date of $21,236,139 and
                    a  capital   deficit  of  $4,135,538.   The  acquisition  of
                    Predecessor  by the Company was accounted for as a purchase.
                    Accordingly,   $6,135,538,   the  portion  of  the  purchase
                    allocable to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, was expensed by the Company at the date of merger.

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

                                                                     WORLDS.COM
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

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

                    Academic  was an inactive  company with no  operations.  The value assigned to the 910,000 shares in the capital transaction with Academic on December 3, 1997 represented Academic's net tangible assets (primarily cash) of $558,026. During June 1998, 113,465 shares of common stock were converted at $0.57 per share ($64,743) as a result of certain stockholders dissenting with respect to the Academic/WAC capital transaction of December 3, 1997. Such reacquired shares had been classified as treasury stock and were cancelled during the third quarter of 1999.

                    While no trading market existed for the securities of Academic, the Company's common stock is traded on the Bulletin Board.

                                                                     WORLDS.COM
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================


3.  Private         The  Private  Placement  called  for WAC to offer for sale a
    Placements maximum of 50 units (57-1/2 with the over-allotment), each and Public consisting of 120,000 shares of WAC's common stock (the
    Offering        "Units") at a price of $120,000 per Unit. In connection with the Private Placement, the placement agent was to receive one warrant to purchase one share of WAC's common stock at $1 per share for every $40 of gross proceeds from the sale of the Units. On November 21, 1997, WAC sold 31.67 Units with gross proceeds of $3,800,000 (3,800,000 shares) (the
                    "Initial Private Placement Closing") and the placement agent was issued 425,000 shares of common stock. On December 31, 1997, the Company sold 4.88 Units with gross proceeds of $585,000 (585,000 shares). On January 2, 1998, a further
                    30,000  shares were  issued with gross  proceeds of $30,000.
                    Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,721,176.

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

                    During the second and third quarters of 1999, the Company sold 885,000 shares in a private offering and received gross
                    proceeds  of  $3,540,000.   Broker-dealers  assisting  the
                    Company in the sale of its securities were issued warrants to purchase 48,000 shares of common stock of the Company. Net proceeds, after commissions and expenses of this offering, aggregated $3,263,974.

                                                                     WORLDS.COM
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                  NOTES TO FINANCIAL STATEMENTS
===============================================================================

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

                    Further, in connection with the above consulting agreement, three founding stockholders of WAC contributed 1,500,000 shares to the capital of the Company. Such shares had been classified as treasury stock and were cancelled during the third quarter of 1999.


5. Content Supply   During June 1999, the Company  entered into a content supply
   Agreement        agreement  for a 3D  internet  site  offered by an  Internet service  provider (the  "Provider").  Under the terms of the agreement,  the  Company  paid  $125,000  and issued  93,750 shares of common stock upon signing (included in other assets aggregating $500,000). The brokerage agent of such agreement was issued 50,000 sshares of common stock during July 1999 ($200,000). A further $125,000 was paid and
                    93,750 shares were issued during November 1999 upon launch of the site.

ITEM 2.     MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION OR PLAN OF
            OPERATION.

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


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

Background

         Our predecessor was formed in April 1994 to design, develop and commercialize 3D multi-user tools and technologies for the Internet market. From inception through 1997, our predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, custom production work, and research and development. In the third quarter of 1996, our predecessor launched its first commercial user-oriented 3D chat site, Worlds Chat 1.0, and began selling the client interface software through direct sales channels. These sales were nominal. In October 1996, our predecessor introduced its first commercial toolset for developing 3D multi-user applications. In the first quarter of 1997, after an unsuccessful effort to raise capital, our predecessor became insolvent and terminated most of its personnel, and management sought to sell the Company and/or its technology. Our predecessor did not generate significant revenues.

         While we have completed development and market testing of our base technology and have introduced our first Internet sites, we will not generate significant revenues until after we successfully attract and retain a significant number of paying community members, sponsors, advertisers and e-commerce customers. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and further commercializing our proposed products. There can be no assurance that we will be able to attract and retain a sufficient number of paying subscribers and advertisers to generate significant revenues or achieve profitable operations or that our products and services will prove to be commercially viable.

         We classify our expenses into three broad groups: (1) research and development; (2) cost of revenues; and (3) selling, general and administration. Historical revenues prior to 1998 were generated primarily through production service activities and sales of technology licenses. Current revenues are generated primarily through VIP membership sign-ups and e-commerce sales from our online recording artist merchandise stores.

         Software development costs, consisting primarily of salaries and related expenses, incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, we will capitalize software development costs at such time as the technological feasibility of the product has been established. We began capitalizing our software costs in the fourth quarter of 1998 with the commercial release of three products, AnimalHouse.com, BowieWorld and Worlds Ultimate 3D Chat. For the first nine months of 1999, approximately $574,000 of such expenditures were capitalized.

Plan of Operation

         During the fourth quarter of 1998, we completed the development of our Gamma development tool kit. This technology is the foundation of our existing and planned product offerings. To date, we have introduced six products based on this technology:

         o Our first product release was AnimalHouse.com, a 3D environment created for Universal/Hyundai, targeting the college market. Our 3D technology is encoded on an enhanced CD with audio tracks of 10 Universal musical artists and distributed to college students through a variety of Universal distribution outlets. Our agreement with Universal called for the manufacture and distribution by Universal of up to 1,000,000 CDs.

         o Our second product release was for David Bowie's BowieNet, the first artist created ISP, or Internet service provider. Our product is named BowieWorlds and has been released in the US as well as the U.K. by UltraStar Internet Services LLP, the owners of BowieNet.

         o Our third product release was Worlds Ultimate 3D Chat which is being primarily marketed via our web site, Worlds.com, and our e-commerce site, WorldsStore.com. Worlds Ultimate 3D Chat is built on our Gamma platform and incorporates e-commerce, voice-to-voice chat, articulated, customizable avatars (personification of the on-line user) and video and audio streaming. We also reached an agreement with BowieNet, to have Worlds Ultimate 3D Chat software distributed on CD- ROM to BowieNet members.

         o Our fourth product release was made pursuant to our agreement with Hansonopoly Inc. in May, 1999. We integrated our 3D technology on a CD+ that was distributed in June and July 1999 to members of the Hanson fan club.

         o Our fifth product release was made in October 1999. We created and host NYYankeesWorld.com, the first 3D virtual reality world to be created for a major sports team.

         o Our sixth product release was made in October 1999. We created and packaged more than 700,000 enhanced CDs containing our Worlds Ultimate 3D Chat software with the November 1999 issue of GQ.

         We have also been actively pursuing strategic alliances with a number of companies that can provide exposure and distribution of our products and technology. We recently entered into agreements with three major companies in the Internet arena. These companies are:

         o Excite, the number three portal site on the Internet. We provide Excite with select e-commerce content;

         o Road Runner, the high-speed online service owned by Time Warner, MediaOne Group, Microsoft, Compaq Computers and Advance/ Newhouse. We provide Road Runner with a co-branded 3D environment accessible by Road Runner subscribers through its music channel; and

         o Freeserve, the leading Internet service provider in the United Kingdom. We provide Freeserve with co-branded 2D and 3D interactive chat environments accessible by Freeserve subscribers.

         We currently have eleven full-time employees and are working with six independent software contractors who were former employees of our predecessor. We do not anticipate hiring additional employees or purchasing additional plant or equipment other than that needed on a day-to-day basis until product sales increase significantly and/or additional financing is obtained.

         In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 59 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock. At September 30, 1999, we had raised gross proceeds of $3,540,000 in the private placement.

Results of Our Operations

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

         The following data extracted from the attached unaudited financial statements compares the results of our operations for the nine months ended September 30, 1999 to the nine months ended September 30, 1998.


                                                 Nine months ended September 30,
                                                --------------------------------
                                                           (Unaudited)
                                                     1999               1998
                                                     ----               ----
Net Revenue .............................      $      241,607     $     16,132

Costs & Expenses:
      Cost of revenues ..................           (  168,783)     (   25,101)
      Selling, general & administrative..           (2,852,723)     (1,991,434)
      Research & development.............                  -        (  887,932)

Operating Loss..........................       $    (2,779,899)   $ (2,888,395)

Other Income (Expense):
      Interest Income...................                38,019         114,817
      Interest expense..................            (  102,206)     (  107,768)

Loss before extraordinary item..........            (2,844,086)     2,881,346

Extraordinary item-- gain on debt settlement.             -            172,547

Net Loss...............................        $     (2,844,086)  $ (2,708,799)

         In the first nine months of 1999, we continued to upgrade our core technology and began production on new projects in anticipation of reaching agreements with other entities with whom we are in negotiation. No assurance can be given that any negotiations will lead to the consummation of any additional agreements. In the first nine months of 1999, we continued the implementation of our new business plan. Significant expenditure was incurred towards completion of the Gamma technology and also with legal and professional fees.

         Revenues are nominal and are derived primarily from Worlds sales from our 33 e-commerce web sites that currently operate artists and artist-related merchandise stores, such as DavidBowieStore.com, RickyMartinStore.com, U2Store.com, EltonJohnStore.com, BruceSpringsteenStore.com and others. In addition, Worlds reasized revenue from its VIP subscription services on Worlds Ultimate 3-D Chat, Freeserve and Roadrunner. Nominal revenue was realized from licensing royalties for Worlds technology from third party licensces. Revenue was $241,607 and had associated direct costs of $168,783 for the nine months ended September 30, 1999, compared to $16,132 in revenue and $25,101 of direct costs for the same period in 1998.

         Selling, general and administrative expenses were $2,852,723 for the nine months ended September 30, 1999. This represented an increase of $861,229 from $1,991,494 compared to the nine months ended September 30, 1998. This increase was directly attributable to the higher costs associated with maintaining our new-commerce site, retaining expert software developers to improve and upgrade our existing products.

         We incurred no research and development costs during the nine months ended September 30, 1999 as compared to $887,932 for the nine months ended September 30, 1998. This is directly attributable to the fact that since our technology is now technologically feasible, (i.e., it works), all expenses for research and development are now capitalized. For the first nine months of 1999, $573,865 of such expenditures were capitalized.

         Other income included $38,019 of interest income in the nine months to September 30, 1999 earned from the remainder of the proceeds of our share offerings as compared to $114,817 in the nine months ended September 30, 1998. Other expenses included interest expense of $102,206 directly attributable to our predecessor's notes payable in the nine months to September 30, 1999. Interest expense in the nine months to September 30, 1998 was $107,768.

         As a result of the foregoing we incurred a net loss of $2,844,086 for the nine months ended September 30, 1999, compared to a loss of $2,708,799 for the nine months ended September 30, 1998, an increase of $135,287. The loss in the 1998 period was after an extraordinary gain of $172,547.

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

                                                      Three Months Ended
                                                ------------------------------
                                                9/30/99               9/30/98
                                                -------               -------

Net Revenue ............................      $  148,682        $        --

Costs & Expenses:
     Cost of revenues ..................        ( 98,428)                --
     Selling, general & administrative..        (962,228)            (683,969)
     Research & development.............            -                (353,504)

Operating Loss..........................      $ (911,974)       $  (1,037,473)

Other Income (Expense):
     Interest Income....................          20,053               37,825
     Interest expense...................         (33,284)             (35,656)

Loss before extraordinary item..........        (925,205)          (1,035,304)

Extraordinary Item-- gain on debt settlement.       -                  20,893

Net Loss................................     $  (925,205)       $   1,014,411

          Revenues are nominal and are derived primarily from Worlds sales from our 33 e-commerce web sites that currently operate artists and artist-related merchandise stores, such as DavidBowieStore.com, RickyMartinStore.com, U2Store.com, EltonJohnStore.com, BruceSpringsteenStore.com and others. In addition, Worlds reasized revenue from its VIP subscription services on Worlds Ultimate 3-D Chat, Freeserve and Roadrunner. Nominal revenue was realized from licensing royalties for Worlds technology from third party licensces. Revenue was $148,682 and had associated direct costs of $98,428 for the three months ended September 30, 1999, compared to none in revenue and none of direct costs for the same period in 1998.

         Selling, general and administrative expenses were $962,228 for the three months ended September 30, 1999. This represented an increase of $278,259 from $683,969 compared to the three months ended September 30, 1998. This increase was directly attributable to the higher costs associated with maintaining our new e-commerce site, retaining expert software developers to improve and upgrade our existing products and costs involved in beginning work on some of the new projects discussed above.

         We incurred no research and development costs during the three months ended September 30, 1999 as compared to $353,504 for the three months ended September 30, 1998. This decrease is directly attributable to the fact that since our technology is now technologically feasible, i.e., it works, all expenses previously charged to research and development are capitalized. For the first quarter of 1999, $214,000 for the second and third quarters $225,000 and $135,000, respectively of such expenditures were capitalized.

         Other income included $20,053 of interest income in the three months to September 30, 1999 earned from the remainder of the proceeds of our share offerings as compared to $37,825 in the three months ended September 30, 1998. Other expenses included interest expense of $33,284 directly attributable to the Predecessor's notes payable in the three months to September 30, 1999. Interest expense in the three months to September 30, 1998 was $35,656.

         As a result of the foregoing we incurred a net loss of $925,205 for the three months ended September 30, 1999, compared to a loss of $1,014,411 for the three months ended September 30, 1998, an decrease of $89,206. The loss in the 1998 period was after an extraordinary gain of $20,893.
See Statement of Operations on Page 5.


Liquidity and Capital Resources of the Company

         Net cash provided from financing activities, net of operating and investing activities from January 1, 1999 through September 30, 1999 was $462,958. At September 30, 1999, we had working capital of $1,137,642 and cash and cash equivalents in the amount of $2,044,722.

         On December 3, 1997, the Mergers were deemed to close as well as the first round of a private placement of our common stock raising gross proceeds of $3.8 million, by selling 3.8 million shares, of which we netted approximately $3,000,000. We also acquired approximately an additional $560,000 from one of the other parties to the mergers. In addition, as a result of the Mergers by operation of law, we assumed predecessor's then liabilities of approximately $4.6 million, the majority of which has since been paid or renegotiated. At September 30, 1999, our total liabilities were approximately $3,061,000 million, including the long term portion of notes payable of $1,852,000.

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

         In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 59 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock. At September 30, 1999, we had raised gross proceeds of $3,540,000.

         Our capital requirements relating to the commercialization of our technology and the development of our web sites and related content have been and will continue to be significant. Satisfactory completion of product development and commercialization will require capital resources substantially greater than what we have now currently available to us. During the periods that we experience net losses, we expect to be dependent upon sales of our capital stock and debt securities to finance our working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that our existing capital resources will satisfy our capital requirements through at least March 2000. However, if our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. Accordingly, we will need to raise additional capital during 2000, which may be in the form of equity or debt financing. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, our company will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on our business, including possibly requiring us to significantly curtail or cease operations.


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


Year 2000 Disclosure

         We are Year 2000 compliant and we do not anticipate any internal problems. In the event any internal problems should arise, we have many expert computer technicians on our payroll and we believe that we will be able to satisfactorily address any such problems. However, we are dependent on the integrity of the Internet being maintained to derive income from the sale of merchandise on our own e-commerce site and through links to the products we create. We have employed a redundancy system as a safeguard to protect the viability of our site by having our site hosted by two of the larger Internet Service Providers. Thus, in the event one of our hosts should fail, we could continue uninterrupted on the other Internet Service Provider. We have been advised that our hosts are addressing the Year 2000 issue and hope to be compliant. We use Wells Fargo to process our e-mail transactions. Wells Fargo processes a significant portion of all Internet e-commerce transactions and if it fails due to Year 2000 problems we will be negatively impacted, but not likely more than many other e-commerce vendors. In summary, we are totally dependent upon third parties for hosting and processing our e-commerce activities and while we cannot control the actions of these third parties, we believe that given our redundant safeguards, the availability of other hosts and processors to switch to in the event our current hosts and/or processor crashes and the fact that we only see nominal revenue from our e-commerce at this time, we do not believe that our profitability or operations will be materially affected by the Year 2000 problem.

PART II:    OTHER INFORMATION

ITEM 2:     SALES OF UNREGISTERED SECURITIES

                                                            Consideration
                                                             received and
                                                            description of
                                                         Underwriting or other    Exemption      If option, warrant or
                                                          discounts to market        from        convertible security,
      Date of                               Number         price offered to      registration    terms of exercise or
       Sale          Title of Security       Sold             Purchasers           claimed            conversions
     --------        -----------------      ------      ----------------------   ------------   ------------------------
      6/25/99        Units: Each unit           41      $60,000 per unit in           4(2)       Warrant underlying
                     consisting 15,000                  connection with private                  Units Exercisable until
                     shares of Common                   placement                                6/30/02 at an exercise
                     Stock and warrants                                                          price of $5.00 per
                     to purchase 7,500                                                           share.
                     shares of Common
                     Stock

      6/25/99        Common Stock           93,750      Issued in connection          4(2)                 N/A
                                                        with agreement with
                                                        Internet service provider

      7/28/99        Common Stock           50,000      Issued to brokerage           4(2)                 N/A
                                                        agent for services in
                                                        connection with agreement
                                                        with Internet service
                                                        provider

      8/10/99        Common Stock          120,000      Options granted under         4(2)       Vest 1/3 on 9/3/00; 1/3
                                                        1997 Stock Option                        on 9/3/01 and 1/3 on
                                                        Plan; no cash                            9/3/02.  Exercisable for
                                                        consideration received                   five years from date of
                                                        by Company until                         grant at an exercise
                                                        exercise                                 price of $2.46 per
                                                                                                 share.

      8/10/99        Common Stock          345,000      Options granted under         4(2)       Vest monthly based
                                                        1997 Stock Option                        upon number of hours
                                                        Plan; no cash                            worked. Exercisable for
                                                        consideration received                   five years from date of
                                                        by Company until                         grant at an exercise
                                                        exercise                                 price of $2.46 per
                                                                                                 share.

      9/3/99         Common Stock          274,500      Options granted under         4(2)       Vest 1/3 on 9/3/00; 1/3
                                                        1997 Stock Option                        on 9/3/01 and 1/3 on
                                                        Plan; no cash                            9/3/02.  Exercisable for
                                                        consideration                            five years from date of
                                                        received by Company                      grant at an exercise
                                                        until exercise                           price of $4.00 per
                                                                                                 share.

      9/3/99         Common Stock          50,000       Options granted under         4(2)       Vest 1/3 on 9/3/00; 1/3
                                                        1997 Stock Option                        on 9/3/01; 1/3 on
                                                        Plan; no cash                            9/3/02.  Exercisable for
                                                        consideration received                   five years from date of
                                                        by Company until                         grant at an exercise
                                                        exercise                                 price of $7.50 per
                                                                                                 share.

      9/3/99        Common Stock           50,000      Options granted under         4(2)       Vest 1/3 on 9/3/00; 1/3
                                                        1997 Stock Option                        on 9/3/01; 1/3 on
                                                        Plan; no cash                            9/3/02.  Exercisable for
                                                        consideration received                   five years from date of
                                                        by Company until                         grant at an exercise
                                                        exercise                                 price of $10.00 per
                                                                                                 share.

                                                            Consideration
                                                             received and
                                                            description of
                                                         Underwriting or other    Exemption      If option, warrant or
                                                          discounts to market        from        convertible security,
      Date of                               Number         price offered to      registration    terms of exercise or
       Sale          Title of Security       Sold             Purchasers           claimed            conversions
     --------        -----------------      ------      ----------------------   ------------   ------------------------
      6/26/99-       Units: Each unit           18      $60,000 per unit in           4(2)       Warrants underlying
      9/13/99        consisting 15,000                  connection with private                  Units exercisable until
                     shares of Common                   placement                                6/30/02 at an exercise
                     Stock and warrants                                                          price of $5.00 per
                     to purchase 7,500                                                           share.
                     shares of Common
                     Stock

      6/26/99-       Units: Each unit          11/3     Issued to professionals       4(2)       Warrants underlying
      9/13/99        consisting 15,000                  and consultants for                      Units exercisable until
                     shares of Common                   services rendered in                     6/30/02 at an exercise
                     Stock and warrants                 connection with private                  price of $5.00 per
                     to purchase 7,500                  placement                                share.
                     shares of Common
                     Stock

      6/26/99-       Warrants to              48,000    Issued to broker-             4(2)       Exercisable until
      9/13/99        purchase Common                    dealers in consideration                 6/30/02 at an exercise
                     Stock                              for selling Units in                     price of $5.00 per
                                                        private placement                        share.
-------------------  --------------------  ------------ ------------------------ --------------  -----------------------

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (9/30/99)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WORLDS INC.
                                          -----------
                                          (Registrant)





Dated:   November 19, 1999                 By:  /s/Thomas Kidrin
                                              -------------------------
                                              Thomas Kidrin
                                              President and Chief Financial and
                                              Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description                                         Page

27                Financial Data Schedule (9/30/99)                    29
                                                                       --