Form 10KSB
period 1999-12-31
WORLDS INC
filed 2000-03-30
CIK 1961

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended                    December 31, 1999
                          ------------------------------------------------------

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number
                        ----------------------------------


                                 WORLDS.COM INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

                   New Jersey                                                           22-1848316
----------------------------------------------------------------        ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)

                  15 Union Wharf, Boston, Massachusetts                                   02019
----------------------------------------------------------------        ---------------------------------------
               (Address of Principal Executive Offices)                                 (Zip Code)

Issuer's telephone number:   (617) 725-8900
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.001 per share

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year:   $507,499.
                                                                    -------

        As of March 27, 2000, the aggregate market value of the issuer's common stock (based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $53,017,518. At March 27, 2000, 17,738,531 shares of issuer's common stock were outstanding.

                                 WORLDS.COM INC.

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                                PAGE NO.
-------                                                                                --------

PART I
------

Item 1.        Business                                                                   3

Item 2.        Properties                                                                10

Item 3         Legal Proceedings                                                         10

Item 4.        Submission of Matters to a Vote of Security Holders                       11

PART II
-------

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters     12

Item 6.        Management's Discussion and Analysis of Financial Condition and Results   13
               of Operation

Item 7.        Financial Statements and Supplementary Data                               18

Item 8.        Changes in and Disagreements with Accountants on Accounting and           18
               Financial Disclosure

PART III
--------

Item 9.        Directors and Executive Officers of the Registrant                        18

Item 10.       Executive Compensation                                                    20

Item 11.       Security Ownership of Certain Beneficial Owners and Management            21

Item 12.       Certain Relationships and Related Transactions                            22

PART IV
-------

Item 13.       Exhibits, Financial Statement Schedules and Reports on Form 8-K           23

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General

        Worlds.com is a leading 3D entertainment portal, which leverages our proprietary technology to offer visitors a network of virtual, multi-user environments. In support of this portal and our overall business strategy, we design and develop software, content and related technology for the creation of interactive, three-dimensional Internet web sites. Using our technology, we create our own Internet sites, as well as sites available through third-party online service providers, such as Freeserve, the largest Internet service provider in the United Kingdom, and Time Warner's Road Runner service, one of the two largest cable-modem based Internet service providers in the United States.

        Sites using our technology allow numerous simultaneous visitors to enter, navigate and share interactive "worlds," which are 3D spaces featuring animation, motion and content. Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that our sites are highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

        Our premiere site is Worlds Ultimate 3D Chat (www.worlds.com), an interactive site employing our 3D technology which is targeted towards the music industry. Visitors to Worlds Ultimate 3D Chat adopt an alter ego in the form of one of hundreds of avatars, which are 3D characters that can be moved through the many virtual "worlds" of Worlds Ultimate 3D Chat. The user moves his or her avatar through these worlds using a mouse or keyboard arrow keys and can:

        o      engage other avatars in one-on-one text-based or real voice-to-voice discussions;

        o      enter theme-based chat rooms featuring group discussions on numerous music styles, specific recording artists and other topics;

        o      experience interactive advertising and promotions;

        o      access information on various recording artists, concert schedules and other music-
               related and nonmusic-related information;

        o      view new music videos by leading recording artists;

        o      listen to selections from newly released CDs by numerous recording artists;

        o      purchase music and recording artist-related merchandise online; and

        o      enter pay-access areas as a VIP subscriber.

        Currently, almost all Internet sites are entirely two-dimensional with limited graphic and interactive capabilities because existing technological barriers typically prevent the delivery of high- quality 3D graphics and motion imagery. Typically, in order for sites to provide users with high-quality 3D graphics on the Internet, such users must have very powerful computers and both the user and site provider must have access to high-capacity communications channels for the movement of the large amount of data that must be delivered to provide 3D motion. Our technology, however, circumvents these limitations by delivering a large portion of the necessary software and data through off-line channels, such as CDs and CD-ROMs, with only the interactivity information being transmitted online. This allows almost any home computer with a traditional modem to enjoy our interactive 3D sites.

The Market

        A growing number of people access the Internet as a part of their daily routine. They are embracing the Internet as a point of access for communications, entertainment and shopping. The emergence of broadband delivery capabilities, such as that provided by Road Runner to its customers through cable modems, and other technologies will promote even greater growth in the use of the Internet.

        The Internet has extended the capabilities of traditional media products such as music. By making these products, which were previously used by consumers on a passive basis, interactive, the Internet can broaden and prolong their appeal. The Internet is also creating new opportunities for businesses to reach customers on a cost-efficient, demographic-specific basis. Advertisers are increasingly giving their online advertising business to sites that can provide them with access to user bases comprised of repeat users who tend to stay at the site for meaningful periods of time.

        The Internet is currently a flat, 2D media. However, it can be a robust, immersive, interactive world, with 3D capabilities enhancing the Internet experience as color enhanced the TV experience. We believe that sites that provide users with exciting 3D interactivity via the Internet, a sense of community and attractive online purchasing opportunities will garner user bases that have the characteristics that appeal to users, sponsors and advertisers.

        We have a unique opportunity to exploit our technology to create Internet sites that represent concrete e-commerce revenue generation models because they are unique, fun and helpful to users on a repeat-visitation basis. In turn, these users can be targeted by advertisers on a demographic-specific basis to create meaningful revenue opportunities.

Our Strategy

        Our goal is to become a leading provider of interactive 3D Internet sites where entertainment content, interactive chat and e-commerce opportunities converge to provide communities for users and advertisers. Keys to achieving our goal are:

        Initially producing interactive multimedia music-related 3D sites. We believe that music readily lends itself to exploitation through web sites utilizing our technology. Music is a universal theme that appeals to all people and accordingly, music-based sites, such as Worlds Ultimate 3D Chat, have the capability of drawing a wide range of users. We also believe that the highly graphic, interactive nature of sites using our technology appeals to users drawn to music-based sites, differentiates such sites from other music-based sites and thereby encourages repeat visitation. Because our technology allows for the creation of multiple worlds accessible from a web site, it allows such sites to segregate users of different tastes and demographics. For example, the various worlds of Worlds Ultimate 3D Chat focus on specific categories of music including:

        o      alternative;

        o      jazz;

        o      rock;

        o      pop;

        o      country; and

        o      hip-hop.

Accordingly, advertisers at Worlds Ultimate 3D Chat are able to place their online advertisements and e-commerce links in specific worlds, thereby focusing their advertising efforts on targeted user groups.

        Creating effective offline distribution partnerships with recording artists and their record companies. We regularly seek to enter into alliances with recording artists and their record companies by which we gain access to the excess capacity on their music CDs to distribute our Worlds Ultimate 3D Chat and other software. CDs utilizing such excess capacity in this or a similar manner are commonly referred to as CD+ or enhanced CDs. We believe that the distribution of music on these types of CDs is an attractive alternative to recording artists and their record companies as it creates opportunities for them to expand the sale of their music through differentiation of their CDs, creates a new channel of distribution for the sale of products related to the artists, and aids in the promotion of the artists in general. We have entered into relationships with companies representing David Bowie and the group Hanson, and we are currently in negotiations with several major record companies with respect to the distribution of our 3D technology and content.

        Creating Other Services Using Our Interactive 3D Technology. In addition to Worlds Ultimate 3D Chat, we seek to create other marketable products and services based on our technology. During late 1998, we completed development of our technology tool kit "Gamma." Gamma is our software platform for the creation and delivery of 3D graphics and multiuser functionality for Internet web sites, such as those we have developed for Freeserve and Road Runner.

        Pursuing Alliances and Cross Promotional Opportunities. We are also pursuing opportunities to provide our 3D Internet technology and content to other companies. In this regard, we recently entered into agreements with:

        o Road Runner, pursuant to which we provide them with a co-branded area on the Road Runner music channel and its new "Hang" channel, which allows their subscribers to access 3D interactive chat and music-related content;

        o Freeserve, pursuant to which we are creating co-branded traditional 2D and proprietary 3D chat sites which are accessible by Freeserve's members;

        o Recording artist Hanson, pursuant to which we used our technology to create a special CD+ for distribution to the Hanson fan club during June and July 1999;

        o Polygram Merchandising, pursuant to which we market and sell Polygram Merchandising's recording-artist merchandise on our sites; and

        o Excite@Home, pursuant to which we will provide Excite@Home with high-quality e-commerce content.

        Creating Brand Identity for Worlds.com. Public awareness of our site and products is critical to our success. We will build this awareness through a high-profile public relations and marketing effort and by building relationships with other Internet companies and music companies. Worlds Ultimate 3D Chat and our other products will be marketed through online and other efforts. Ultimately, we seek to build a reputation as a leader in 3D technology and content for the Internet.

Our Technology

        During 1998, we directed our efforts toward completing development of our Gamma development tool kit. Our development efforts are now focused on adapting the Gamma tool kit to produce three-dimensional portals and web sites for Worlds.com and third parties.

        The Gamma Development Kit, our third generation and newest 3D toolset, was completed in the second half of 1998. We believe that Gamma delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. We have successfully utilized the Gamma tool kit in the development of 3D content for David Bowie's 3D on-line environment, BowieWorld, as well as our recently released Worlds Ultimate 3D Chat. A major part of the Gamma platform was also utilized in the 3D

AnimalHouse project which we created for Universal/Hyundai and in our e-commerce site, WorldsStore.com.

        The Gamma tool kit has substantial elements written in Sun Microsystem's programming language, Java, including the WorldsBrowser Gamma and the WorldsShaper Gamma so we expect that it can be made portable across Windows and UNIX Platforms because of Java's platform independence.

        The Gamma technologies include:

        o WorldsShaper Gamma: The WorldsShaper Gamma is an advanced compositing 3D building tool that integrates pre-existing or custom content, such as 3D models created in Kinetix's 3D Studio, textures or images created in Adobe's Photoshop, or midi or wave sound files, with foundation world architectural geometry and interactive behaviors and actions written in Java. The architectural building blocks for creating 3D worlds, the flexibility and power of integrating professional modeling and imaging tools, and the extensibility via Java make the WorldsShaper Gamma a tool well-suited for rapid world creation. Additional Application Programming Interfaces for more sophisticated, programmatic control of the spaces will also be included. Initially, the WorldsShaper Gamma will only output in our proprietary file format.

        o WorldsServer Gamma: The WorldsServer Gamma is the server software that we anticipate using to control and operate its on-line virtual community, Worlds of Worlds. The WorldsServer Gamma manages the registration and authentication of users, the locations of users within the 3D environment, the physical structure of the 3D environment, all information regarding objects that are "shared" by the participants and any of the interactions between the users such as text chat.

        o WorldsBrowser Gamma: The WorldsBrowser Gamma is used to access the 3D environments created with the Worlds Gamma Development Kit. The browser is optimized for speed, delivering relatively fast frame rates per second in highly textured virtual 3D worlds.

        o Worlds Gamma Libraries: The Worlds Gamma Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors.

        The markets for our products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, our ability to compete will be dependent on our ability to enhance and upgrade Worlds Gamma in a timely manner. There can be no assurance that competitors will not develop technologies or products that render our products obsolete or less marketable or that we will be able to successfully enhance our products or develop new products.

Our Products

        Worlds Ultimate 3D Chat

        We own a proprietary online 3D Internet chat site known as Worlds Ultimate 3D Chat. Originally launched as Worlds Chat, another proprietary 3D chat site we still operate, it is an upgraded version using our newest technology. The 3D environment was originally created by our predecessor and launched in 1996 to test its technologies and to learn about user behaviors and preferences in 3D environments. Our 3D technology enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Avatars can be created by the individual or chosen from pre-defined figures in our library. Users communicate with each other through text chat, as well as voice-to-voice chat. The client interface for the Worlds Chat environment was originally distributed through a free download and later was sold on a CD which has a greater selection of avatars, persistent user names, and access to six virtual worlds with over 500 rooms, compared to 100 available in the free demo version.

        We believe that the user base to the Worlds Ultimate 3D Chat site will develop into a valuable asset. Although we have no plans to build advertising or subscription revenues through the original

Worlds Chat site, such revenues may be generated in the future. We are also attempting to market a customized version of this product for Intranet applications by corporations. Currently, we collect the name and e-mail address from our Worlds Ultimate 3D Chat users and the name, address, and credit card information from our direct customers. Worlds Ultimate 3D Chat also contains an e-commerce component, which we believe is the first commercial real 3D virtual store online, selling music merchandise of major recording artists including Elton John, David Bowie, Spice Girls, U2, Hanson, John Mellencamp, Shania Twain and others.

        In order to rapidly increase the number of potential subscribers to our 3D music sites, we recently began to offer a modified demo version of our Worlds Ultimate 3D Chat product as a free download. By reducing the price barrier, we hope to generate new members to our Chat service. These new members may be matriculated to the 3D music sites when launched and to our e-commerce web site. The proliferation of Worlds Ultimate 3D Chat may also increase corporate brand identity that could translate into valuable consumer data and related advertising potential. The strategy of a free distribution model is comparable to the marketing strategy implemented by Netscape, Hotmail, Geocities and Tripod. The strategic objective is to rapidly establish market segment dominance in order to increase sales to a large user base.

        We believe that there is an opportunity to further exploit the Worlds Ultimate 3D Chat product in modified form. We are now exploring the modification of Worlds Ultimate 3D Chat as a corporate Intranet chat and information service for corporate clients. The modified application of Worlds Ultimate 3D Chat, if successfully modified and then marketed, could provide us with an ongoing revenue stream based on the licensing fees for our server technology, as well as a per employee annual subscription fee.

        Freeserve

        In 1999, we entered into two agreements with Freeserve, the largest Internet service provider in the United Kingdom and a subsidiary of Dixons Group. Pursuant to these agreements, we serve as the official and exclusive 2D and 3D Internet broadband chat service and content provider for Freeserve. The agreement calls for a sharing of advertising and related revenues generated by these sites.

        In November 1999, we began selling advertising on Freeserve's site and our revenues immediately increased 58 percent from November to December, while total impressions increased 71 percent during the same period. The total number of visitors on our web site also increased 23 percent during the same period.

        Road Runner

        In 1999, we entered into an agreement with Road Runner to create Road Runner/Worlds.com, a co-branded area on the Road Runner service. Road Runner is a high-speed online service owned by Time Warner, MediaOne Group, Microsoft Corp., Compaq, and Advance/Newhouse. Our agreement with Road Runner permits all Road Runner subscribers to participate in an entirely new, interactive online experience. The co-branded area we created highlights the latest technology in the Road Runner music channel. Road Runner's agreement with us is the first entered into by Road Runner with a 3D technology and broadband content provider for the Road Runner music channel.

        e-New Media

        In 1999, we entered into an agreement with e-New Media 3D Company Ltd. in which we will create 10 virtual Asian language and style chat and entertainment worlds for the Far East region. Pursuant to the agreement, we will provide two customized web sites with real time text chat capability in the traditional Chinese, simplified Chinese, Japanese, Bahasa (for Indonesia) and Thai languages.

        ShinWon Telecom

        In early 2000, we entered into an agreement with ShinWon Telecom, a privately held telecommunications and cable television provider in South Korea, pursuant to which we will create a Korean language chat and entertainment web site which will be available through our portal and which will take advantage of our proprietary 3-D technology. We believe that by having the ShinWon site reside on our portal, we will be accessible to the large and growing Korean population in the United States.

        Powernet Telecom

        In 2000, we entered into an agreement with Powernet Telecom, an Internet service provider in the United Kingdom. We will provide Powernet with 3D interactive chat and entertainment sites through the Worlds.com 3D entertainment portal.

        GQ Magazine Enhanced CD

        In 1999, we entered into an agreement with GQ magazine pursuant to which more than 700,000 enhanced CDs containing our Worlds Ultimate 3D Chat software were included with the November 1999 issue of GQ.

        Yankee Web Site

        In 1999, we entered into an agreement to create and host
NYYankeesWorld.com, the first 3D virtual reality world to be created for a major sports team.

        Hanson

        In 1999, we entered into an agreement with Hansonopoly Inc. to create a special CD with our 3D Internet technology and content. This CD includes various 3D environments for Hanson's fan club. Hanson is a platinum recording group that has sold more than 10 million CDs worldwide since 1997. The CD allows the members of Hanson's fan club, "MOE," to enter, explore, and meet each other in a visually rich environment. This fan club CD also includes several songs by Hanson as well as video footage. The CD was distributed in June and July 1999.

        In addition, in March 2000, we entered into an agreement to carry a live cybercast to users of our site and other sites of Hanson's performance at the Bowery Ballroom in New York City.

        Universal/Hyundai - Animal House.com

        In 1999, we entered into a contract with Universal Studios in partnership with Hyundai to create a 3D Animal House site which has been encoded on a music CD containing songs from 10 Universal recording artists. As part of the launch of Animal House.com, Universal distributed 1,000,000 of the enhanced CD's targeted to college students. We currently have the 3D Animal House site created for this project encoded on the Worlds Ultimate 3D Chat CD.

        We also entered into an agreement with Polygram merchandising to develop and maintain the SuperStarSuperstore.com web site employing an e-commerce engine to sell music merchandise of major recording artists including Elton John, Hanson, U2, Spice Girls, Sting, Shania Twain and others. We developed the 3D stores for these artists and they are included on the Worlds Ultimate 3D Chat CD. In conjunction with this 3D site, we launched our WorldsStore.com, an HTML, 2D, commerce site that offers the same merchandise as the 3D store to consumers who wish to access these artists' stores through traditional HTML pages on the Internet.

        David Bowie

        In 1999, we entered into an agreement with UltraStar Internet Services LLP to create and operate the official 3D David Bowie environment entitled "BowieWorld." The development of BowieWorld was completed and released in January 1999. As part of the agreement, we have the exclusive rights to create the 3D DavidBowieStore.com to sell selected Bowie merchandise and the non-exclusive rights to operate a traditional HTML, or 2D, DavidBowieStore.com. A direct link from David Bowie's official site, DavidBowie.com, has recently been placed on the home page of DavidBowie.com that directs the user to our David Bowie Internet store.

Competition

        The markets in which we currently operate and those we intend to enter are characterized by intense competition and an increasing number of new market entrants which have developed or are developing competitive products. We will face competition from numerous sources, including prospective customers which may develop and market their own competitive products and services, software companies, and online and Internet service providers. We believe that competition will be based primarily on ease of use, price and features, including communications capabilities and content.

        In addition, certain companies have developed or may be expected to develop technologies or products in related market segments which could compete with certain technologies or products we are developing. We expect that such companies, as well as other companies including established and newly formed companies, may attempt to develop products that will be in direct competition with Worlds Platinum. Certain of these competitors have substantially greater financial, technical, marketing, distribution personnel and other resources than we do, permitting such companies to implement more extensive marketing campaigns than we can.

        Technologically, our target market is sought after by a combination of numerous recent start-ups and well established 3D graphics companies. Each company has a slightly different focus and each claims a different combination of product offerings. Our product solution includes three major components: tools for building 3D worlds known as shapers, servers for distributing those worlds and making those worlds multi-user, and browsers that enable end-users to enter and experience those worlds. Many of our competitors in this market have adopted VRML and VRML 2.0 scene description language as their file format and have limited their expertise and scope to only one of the above categories. VRML is an early industry attempt to provide standard protocols for 3D Internet experiences.

        Many companies now compete with us in one way or another and new ones may emerge in the future. The competition may be through entry into the same markets, or through technology that either obviates our advantages or lowers the barrier to entry in one of our markets.

        Besides technological competition, we will be competing with established online music retailers that have substantial resources and established user bases. Among the leaders in non-3D online music web sites are Amazon.com and CDNow. Each of these companies, as well as others that are currently selling on-line music related products, including CDs and other merchandise, have financial and management resources significantly in excess of our resources. These companies have established themselves with consumers as music merchandise and music review destinations; they all sell music-related products and have generated revenues in online sales.

        Notwithstanding the foregoing, to the best of our knowledge, no other company is currently offering a product that integrates 3D Internet technology with a music industry content application similar to that which we are now offering.

Employees

        We currently have 20 full time employees. None of our employees are represented by a labor union. We believe that relations with our employees are good.

Community Leaders Monitoring Program

        We recently implemented a program through which certain users of Worlds Ultimate 3D Chat are given the opportunity to volunteer as online Community Leader Monitors. These volunteers monitor our community chat rooms, making sure that users comply with our terms of service and otherwise refrain from obscene or inappropriate behavior. We reward each of these volunteers with free V.I.P. service for our Worlds Ultimate 3D Chat.

Corporate History

        We were formed as a result of the contemporaneous mergers on December 3, 1997 of Worlds Inc., a Delaware corporation formed on April 26, 1994 with and into Worlds Acquisition Corp., a Delaware corporation formed on April 8, 1997 and of Worlds Acquisition Corp. with and into Academic Computer Systems, Inc., a New Jersey corporation formed on May 20, 1968 (the "Mergers"). Academic Computer Systems changed its name to Worlds Inc. after the Mergers. In December 1999, we changed our name from Worlds Inc. to Worlds.com Inc. in order to better reflect our business as a consumer Internet web site that offers virtual "worlds" in which consumers interact, conduct e-commerce and receive entertainment.


ITEM 2.        DESCRIPTION OF PROPERTIES.

        Our principal executive offices are located at 15 Union Wharf, Boston, Massachusetts 02109 where we lease approximately 2,500 square feet of office space at a base rent of approximately $50,000 per year. The initial term of the lease expires in September 2000. We also have a facility in San Francisco, California where we lease approximately 2,500 square feet of office space at a base rent of $2,500 per month. The lease in San Francisco is on a month-to-month basis.

ITEM 3.        LEGAL PROCEEDINGS.

        None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On December 15, 1999, we held an annual meeting of shareholders at which a new slate of directors was proposed for election. The following people were elected to the Board of Directors:

Name                                 Shares Voted For           Shares Withheld
----                                 ----------------           ---------------

Steven G. Chrust                        12,381,444                     27,750
Michael J. Scharf                       12,381,544                     27,650
Thomas Kidrin                            8,562,694                     27,750
Kenneth A. Locker                       12,381,544                     27,650
William Harvey                           8,562,794                     27,650


        We also proposed to change our name to Worlds.com Inc. The shareholders voted to change our name, with 10,382,544 shares voting for the name change, 15,400 shares voting against the name change, and 3,000 shares abstaining from the vote or not voting.

        We also proposed to amend our Certificate of Incorporation to establish a class of preferred stock and to authorize the issuance by the Company of up to 15,000,000 shares of preferred stock, par value $.001 per share. The shareholders voted to reject the amendment, with 4,427,916 shares voting for, 142,443 shares voting against, and 9,649,035 shares abstaining from the vote or not voting.

        We also proposed to amend our Certificate of Incorporation to increase the number of authorized shares of common stock by an additional 35,000,000 shares of common stock to 65,000,000 shares of common stock. The shareholders voted to approve the amendment, with 8,940,711 shares voting for, 66,733 shares voting against, and 4,212,650 shares abstaining from the vote or not voting.

        We also proposed to amend our Certificate of Incorporation to provide that the liability of the Company's directors and officers be limited to the fullest extent permitted under the New Jersey Business Corporation Act. The shareholders voted to approve the amendment, with 9,792,361 shares voting for, 466,261 shares voting against, and 4,074,472 shares abstaining from the vote or not voting.

        We also proposed to amend the Company's 1997 Incentive and Non-Qualified Stock Option Plan to increase the number of shares of common stock available for issuance upon exercise of stock options granted thereunder from 1,000,000 shares to 3,000,000 shares. The shareholders voted to approve the amendment, with 9,487,504 shares voting for, 161,260 shares voting against, and 4,159,205 shares abstaining from the vote or not voting.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com Inc., our symbol was changed to "WDDD." The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

Period                             High($)             Low($)
------                             -------             ------

Fiscal 2000

     First Quarter*                 6.37                2.25

Fiscal 1999

     Fourth Quarter                 4.53                1.81
     Third Quarter                  5.43                2.31
     Second Quarter                 6.50                1.31
     First Quarter                  1.63                0.72

Fiscal 1998

     Fourth Quarter                 2.00                0.25


* Through March 27, 2000.

        On March 27, 2000, the last sale price of the common stock as reported on the OTC Bulletin Board was $4.78.

Holders

        As of March 27, 2000, there were more than 550 beneficial owners of our common stock.

Dividends

        We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

        In December 1997, we consummated the Mergers, as well as a private placement of our common stock raising gross proceeds of $4,385,000, by selling 4,385,000 shares. We netted proceeds of approximately $3,695,000 from this private placement. In January 1998, we received an additional $30,000, of which we netted approximately $26,500, and issued an additional 30,000 shares in this private placement. In June 1998, we closed on a secondary offering of $1,832,000 gross proceeds, of which we netted approximately $1,715,800 by selling 1,832,000 shares of our common stock at $1.00 per share.

        In June and August 1999, we consummated a private placement, selling an aggregate of 59 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock. We raised gross proceeds of $3,540,000 in this private placement, netting proceeds of approximately $3,264,000.

        In the first quarter of 2000, we granted options to purchase an aggregate of 1,028,500 shares of our common stock to directors, officers and employees of, and consultants to, Worlds.com, at exercise prices ranging from $3.00 to $9.00.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

        When used in this Report, words or phrases "will likely result," "management expects," "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

        The following discussion should be read in conjunction with the financial statements and related notes included in this Report.

Corporate Background

        Our predecessor was formed in April 1994 to design, develop and commercialize 3D multi-user tools and technologies for the Internet market. From inception through 1997, our predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, custom production work, and research and development. In the third quarter of 1996, our predecessor launched its first commercial user-oriented 3D chat site, Worlds Chat 1.0, and began selling the client interface software through direct sales channels. These sales were nominal. In October 1996, our predecessor introduced its first commercial toolset for developing 3D multi-user applications. In the first quarter of 1997, our predecessor became insolvent and terminated most of its personnel. We thereafter acquired the enterprise through the Mergers in December 1997.

Overview

        During the fourth quarter of 1998, we completed the development of our Gamma development tool kit. This technology is the foundation of our existing and planned product offerings. In early 1999, we embarked on our strategy to commercialize our technology. We are following an aggressive growth strategy by rapidly exploiting our technology to create 3D chat, entertainment, information and e-commerce sites for our company and for third parties. We seek to establish Worlds.com as the leading producer of 3D portals, web sites and content.

        Revenues

        Historical revenues prior to 1998 were generated by our predecessor primarily through production service activities and sales of technology licenses. Following our new strategy, we generate revenues in the following manner:

        o sales of music and sports related products through our 33 e-commerce web sites which essentially are artist-specific online stores and include sites such as DavidBowieStore.com, RickyMartinStore.com, U2Store.com, EltonJohnStore.com and BruceSpringsteenStore.com, among others. Sports related products are sold through our NYYankeesWorld.com store;

        o      the production of 3D promotion sites for third parties;

        o VIP subscriptions to our Worlds Ultimate 3-D Chat service and services that we provide to Freeserve and Roadrunner;

        o development and operation of 3D chat and entertainment sites for third parties;

        o      on-line advertising revenues; and

        o      e-commerce commissions and fees.

        To date, we have used our technology to develop numerous 3D chat sites and promotional sites and related products for our company and third parties. We have also been actively pursuing strategic alliances with a number of companies that can provide exposure and distribution of our products and technology. We recently entered into agreements with six major companies in the Internet arena, including Excite@Home, Road Runner and Freeserve, among others, under which we produce 3D sites and related products. We also are in negotiations with other entities for numerous additional projects. No assurance can be given that any negotiations will lead to the consummation of any additional agreements.

        During 1999, we put an experienced management team in place to manage the expected growth in our businesses in 2000. We expect our e-commerce sales to grow as we add music and sports related as well as other online stores at an anticipated rate of four a quarter. We have also launched and expanded our New York Yankees web site, the first 3D virtual reality world created for a major sports team, and we expect the e-commerce generated from our Yankees store to start to add significantly to our total e- commerce sales.

        In November of 1999 we started to generate advertising revenue through our relationship with Freeserve. We expect our advertising and related revenue to grow as we add advertising to our 3D chat sites on Freeserve and continue to receive advertising revenue from our 2D sites.

        We also expect to see our revenue grow as we rollout 3D entertainment sites we are developing with e-New Media and ShinWon Telecom.

        Our VIP subscriptions are continuing to grow in 2000. Our subscriptions for the first quarter of 2000 were higher than the first three quarters of 1999.

        Expenses

        We classify our expenses into three broad groups:

        o      research and development;

        o      cost of revenues; and

        o      selling, general and administration.

        During 1999, we continued the implementation of our new business plan. Significant expenditures were incurred in connection with:

        o      the commercialization of our Gamma technology;

        o      maintaining our new-commerce sites; and

        o building a management team to develop the infrastructure required to handle and promote rapid growth.

        Software development costs, consisting primarily of salaries and related expenses, incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, we will capitalize software development costs at such time as the technological feasibility of the product has been established. We began capitalizing our software costs in the fourth quarter of 1998 with the commercial release of three products, AnimalHouse.com, BowieWorld and Worlds Ultimate 3D Chat. At December 31, 1999, approximately $1,353,000 of such expenditures had been capitalized.

Results of Our Operations

        The following data extracted from the attached audited financial statements compares the results of our operations for the twelve months ended December 31, 1999 to the twelve months ended December 31, 1998 and the period April 8, 1997 to December 31, 1997.

                                                                 Period from
                                                                 April 8, 1997        Year ended December 31,
                                                                (inception) to    -------------------------------
                                                                 December 31,
                                                                     1997                1998           1999
                                                                ---------------   --------------- ---------------
Net revenues .................................................    $     1,420     $    29,110     $   507,499
Costs and expenses:
     Cost of revenues ........................................           --           (29,279)       (318,553)
     Selling, general and administrative .....................       (675,030)     (2,650,703)     (3,428,236)
     Research and development ................................           --          (992,932)           --
     Acquired research and development .......................     (6,135,538)           --              --
           Operating loss ....................................     (6,809,148)     (3,643,804)     (3,239,290)
Other income (expenses):
     Gain resulting from reversal of certain predecessor
     liabilities .............................................           --           810,140            --
     Interest income .........................................         13,593         124,006          56,945
     Interest expense ........................................        (16,692)       (111,570)       (157,155)
           Loss before extraordinary item ....................     (6,812,247)     (2,821,228)     (3,339,500)
Extraordinary item - gain on debt settlement .................        125,776         172,547            --
Net loss .....................................................    $(6,686,471)    $(2,648,681)    $(3,339,500)

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

        We started generating advertising revenue in November 1999 through our relationship with Freeserve. We also realized nominal royalty revenues by licensing our technology to third parties. Our fourth quarter revenue growth was significant, with revenues generated during the fourth quarter representing 52% of our total revenue for 1999. Revenue for 1999 was $507,499 and had associated direct costs of $318,553, compared to $29,110 in revenue and $29,279 of direct costs for the same period in 1998.

        Selling, general and administrative expenses were $3,428,236 for the year ended December 31, 1999. This represented an increase of $777,533 from $2,650,703 for the year ended December 31, 1998. This increase was attributable to the higher costs associated with maintaining our new-commerce sites, legal and professional fees, and building a management team to develop the infrastructure required to handle and promote rapid growth.

        We incurred no research and development costs during the year ended December 31, 1999 as compared to $992,932 for the year ended December 31, 1998. This is directly attributable to the fact that since our technology is now technologically feasible, (i.e., it works), all expenses for research and development are now capitalized. For 1999, $1,193,190 of such expenditures were capitalized.

        Other income included $56,945 of interest income for the year ended December 31, 1999 earned from the remainder of the proceeds of our share offerings as compared to $124,006 for the year ended December 31, 1998. Other expenses included interest expense of $157,155 directly attributable to our predecessor's notes payable for the year ended December 31, 1999. Interest expense for the year ended December 31, 1998 was $111,570.

        As a result of the foregoing we incurred a net loss of $3,339,500 for the year ended December 31, 1999, compared to a loss of $2,648,681 for the year ended December 31, 1998, an increase of $690,819. The loss in the 1998 period was after an extraordinary gain of $172,547.

Year Ended December 31, 1998 Compared With Period from April 8, 1997 (inception) through December 31, 1997

        Our primary activities during 1998 were signing three contracts to produce content for music related web sites, completing a small financing and attempting a merger for additional financing, completing development of Worlds Platinum, releasing a new version of Worlds Chat and developing and operating a web site for the sale of music related merchandise. Our primary activities during the period from April 8, 1997 through December 31, 1997 consisted of the start-up activities of our predecessor and our formation of WAC, negotiation and consummation of the Mergers, administration of post-Merger legal and business matters, the completion of a private placement, and the negotiation and compromise of debts of our predecessor.

        Revenues were nominal at $29,110 during 1998 as compared to $1,420 in 1997, due to almost total lack of sales directly attributable to the fact that its WorldsStore.com web site was not operational until November 1997.

        Selling, general and administrative expenses were $2,650,703 during 1998 as compared to $675,030 in 1997 for this period and consisted largely of overhead, expenses relating to development of our predecessor's web sites and content for the contracts within the music industry, professional fees and other expenses incurred in connection with the Mergers and other transactions, representing an increase of $1,975,673.

        An expense of $6,135,538 was incurred during 1997 for the acquisition of research and development from our predecessor, being the sum of the negative net worth of our predecessor, plus the value of the 1,999,996 shares of our common stock given in exchange for all the outstanding stock of our predecessor at the time of the Mergers. We invested $992,932 during 1998 in research and development for the completion of the development of our Gamma technology.

        We had net interest income during 1998 of $12,436 as compared to net interest expense of $3,099 in 1997, primarily attributable to more earned on the funds raised in financings than accumulated on our predecessor's notes payable.

        We also realized an extraordinary gain of $172,547 during 1998 as compared to $125,776 during 1997, by settling debts of predecessor at less than face value.

        As a result of the above, plus a recorded gain of $810,140 resulting from the reversal of certain items previously recorded as liabilities of our predecessor, our net loss for 1998 (including the extraordinary gain on debt settlement of $172,547) was $2,648,681 as compared to a net loss of $6,686,471 during 1997.

Liquidity and Capital Resources

        Net cash provided from financing activities, net of operating and investing activities from January 1, 1999 through December 31, 1999 was $239,416. At December 31, 1999, we had a working capital deficit of $1,441,900 and cash and cash equivalents in the amount of $1,821,180. The negative working capital is primarily the result of a convertible promissory note payable to one of our stockholders (maturing December 3, 2000) for $1,685,000, and a note payable to such stockholder (maturing December 2000) for $250,000.

        On December 3, 1997, the Mergers were deemed to close as well as the first round of a private placement of our common stock raising gross proceeds of $3.8 million, by selling 3.8 million shares, of which we netted approximately $3,166,000. We also acquired approximately an additional $560,000 from one of the other parties to the Mergers. In addition, as a result of the Mergers by operation of law, we assumed our predecessor's then liabilities of approximately $4.6 million, the majority of which has since been paid or renegotiated. At December 31, 1999, our total liabilities were $3,803,146, including the current term portion of notes payable of $2,054,996.

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

        Our capital requirements relating to the commercialization of our technology and the development of our web sites and related content have been and will continue to be significant. Commercialization will require capital resources substantially greater than what we have now currently available to us. During the periods that we experience net losses, we expect to be dependent upon sales of our capital stock and debt securities to finance our working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that our existing capital resources will satisfy our capital requirements through at least May 2000. However, if our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. Accordingly, we will need to raise additional capital during 2000, which may be in the form of equity or debt financing. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, we will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on our business, including possibly requiring us to significantly curtail or cease operations.

Effect of Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. We do not presently enter into any transactions involving derivative financial instruments and, accordingly, we do not anticipate that the new standard will have any effect on our financial statements.

ITEM 7.        FINANCIAL STATEMENTS.

        The financial statements begin on page 24.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Our officers and directors are as follows:

          Name                               Age          Position
          ----                               ---          --------
          Steven G. Chrust                   50           Chairman of the Board
          Thomas Kidrin                      47           President, Chief Executive Officer,
                                                          Treasurer, Secretary and Director
          Michael J. Scharf                  57           Director
          Kenneth A. Locker                  49           Director
          William Harvey                     56           Director

        Steven G. Chrust has been Chairman of the Board since April 1999. He is also the Co-Chairman of UMagic Systems, Inc., a provider of subscription-based and free online, interactive information services featuring expert-led advice services and discussions. Mr. Chrust was the Vice Chairman of Winstar Communications, Inc. and a member of its Board of Directors from 1994 through December 1998. At Winstar he was responsible for corporate development, strategic and capital planning and acquisitions. Mr. Chrust has been involved with the telecommunications and financial services industries for 25 years. He was formerly a Chairman and Chief Executive Officer of AMNEX, Inc., an operator services long distance company, and was Executive Vice President of Executone Information Services, Inc., a telecommunications company. Prior to becoming an executive in the telecommunications industry, Mr. Chrust was Director of Technology Research at Sanford C. Bernstein & Co., a Wall Street investment firm, where he was named a top telecommunications analyst each year for more than a decade by Institutional Investor and ranked as the #1 analyst in the sector for five consecutive years in its all-star ranking. Mr. Chrust is Chairman of the Association for Local Telecommunications Services, the national organization representing facilities-based competitive local exchange carriers and is the founder and President of SGC Advisory Services, Inc., a discretionary money-management service firm specializing in telecommunications and technology. Mr. Chrust is a graduate of Baruch College in New York.

        Michael J. Scharf was Chairman of the Board from December 1997 until April 1999. Mr. Scharf was also Chairman and Secretary of Worlds Acquisition Corp. from June 1997 until December 1997, when it was merged into the Company as part of the Mergers, and has been a director of the Company since the Mergers. Since 1993, he has been Chairman, Chief Executive Officer and President of Niagara Corp., a company engaged in the manufacturing and distribution of steel bars. From 1983 until 1989, Mr. Scharf was Chairman and Chief Executive Officer of Edgecomb Corporation, one of the largest independent metals service center and distribution companies in the United States. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from Harvard Business School.

        Thomas Kidrin has been President, Chief Executive Officer, Secretary and Treasurer since December 1997. Mr. Kidrin was also President and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He is Chairman and President of Datastream Corporation, a designer and developer of interactive products and services. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network(TM), the largest private network on college campuses in the United States. Mr. Kidrin attended Drake University and received a B.A. degree from the New School of Social Research.

        Kenneth A. Locker has been a director since December 1997 and prior thereto was a director of Worlds Acquisition Corp. Since June 1998 he has been a Senior Consultant to Intel Corporation on entertainment industry strategies and has also served as an advisor to Ziff Davis, Inc., an Internet consulting company, and to Digital Evolution, Inc., a technology publishing company. From June 1996 to June 1998, he was the General Manager and Executive Producer for MGM Interactive, Inc., an interactive content and programming company, where he was responsible for creating and implementing the MGM Interactive online business strategy. From 1994 to March 1996, he was a founder and Vice President of our predecessor and from 1993 to 1994, he was Senior Program Consultant for Ziff Davis Communications. From 1990 to 1993, Mr. Locker was Executive Vice President and Head of Production for RHI Entertainment, Inc., a television production company, which at the time was 50% owned by New Line Cinema. Mr. Locker is also on the Board of Directors of Softbank Forums, Inc., a technology publishing company which is a division of Softbank Corp. Mr. Locker received a B.A. degree from Johns Hopkins University and attended the Massachusetts Institute of Technology and Oxford University.

        William Harvey, 56, has been a director since November 1999. In 1972 and 1991, respectively, Mr. Harvey founded New Electronic Media Science, Inc. ("NEMS"), and Next Century Media, Inc. ("Next Century"), marketing, media and research consulting companies specializing in the marketing, entertainment and interactive media industries. Mr. Harvey has served as Chief Executive Officer and President of both NEMS and Next Century since their respective inceptions. Through NEMS and Next Century, Mr. Harvey has worked with major television and cable networks, several RBOCs, major film studios, IBM, AT&T, advertising agencies, videotex companies and advertisers on the integration of advertising into various new media. Mr. Harvey invented the marketing tool known as the Area Dominant Influence for Arbitron and co- founded International Ratings Services, Inc., the first company to provide United States movie studios, including Warner Brothers, Columbia and CBS International, with ratings for their television programs broadcast in foreign countries. Since 1979, Mr. Harvey has also been the publisher of "The Marketing Pulse," a monthly advertising and media trade newsletter.

        Our Audit Committee is currently comprised of Michael Scharf and Kenneth Locker. The function of our Audit Committee is to recommend annually to the Board of Directors the appointment of our independent auditors; review with the independent auditors the scope of the annual audit and review their report relating thereto; review with the independent auditors our accounting practices and policies; review with the internal accountants and independent auditors our overall accounting and financial controls; and be available to independent auditors during the year for consultation.

        Messrs. Scharf, Locker and Chrust serve on our Compensation Committee. The Compensation Committee administers our 1997 Incentive and Nonqualified Stock Option Plan, as amended, to the extent not administered by the full Board of Directors, and reviews and makes recommendations with respect to compensation of officers, consultants and key employees.

        We do not have a standing Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended December 31, 1999, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements, except that Mr. Chrust filed a Form 4 late for the month of December 1999, in which he gifted certain shares of our common stock owned by him or his affiliate to his daughters and certain other relatives.

ITEM 10.       EXECUTIVE COMPENSATION.

        The following table sets forth the compensation for the three years ended December 31, 1999, for our Chief Executive Officer and other executive officers whose compensation exceeded $100,000 (or would have exceeded $100,000 if employed for the full year) for the year ended December 31, 1999.

                                      SUMMARY COMPENSATION TABLE

                                                     Annual             Long-Term Compensation
                                                 Compensation(1)(2)
      Name and Principal Position     Year    Salary ($)   Bonus ($)    Restricted      All Other
                                                                          Stock        Compensation
                                                                          Awards           ($)
           Thomas Kidrin              1999      176,000       -0-           -0-                  -0-
         President and CEO            1998      175,000       -0-           -0-                  -0-
                                      1997     21,903(3)      -0-           -0-                  -0-
         Steven G. Chrust,            1999    $85,000(4)      -0-           -0-                  -0-
       Chairman of the Board          1998         0          -0-           -0-                  -0-
                                      1997         0          -0-           -0-                  -0-
            Debra Sito                1999     39,375(5)      -0-           -0-                  -0-
     Executive Vice President         1998         0          -0-           -0-                  -0-
                                      1997         0          -0-           -0-                  -0-



(1) The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation).

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Paid by us from December 3, 1997 to December 31, 1997. No compensation was paid to Mr. Kidrin by our predecessor during the remainder of 1997.

(4) Represents amounts paid by us to SGC Advisory Services, Inc., a firm which provides consulting services to Worlds.com, and of which Mr. Chrust is President and sole stockholder. The agreement provides for an annual consulting fee of $120,000, of which $85,000 was earned and accrued in 1999.

(5) Ms. Sito began her employment with the Company in September 1999 at an annual salary of $135,000.

Option Grants

        The following table represents the stock options granted in the fiscal year ended December 31, 1999 to our executive officers identified in the Summary Compensation table above.

                     Options Granted in the Last Fiscal Year

                            Number of        Percent of
                           Securities      Total Options
                           Underlying        Granted to
                            Options          Employees in    Exercise Price of
   Name of Executive       Granted (#)      Fiscal Year (%)      Options ($)       Expiration Date
Steven G. Chrust            1,000,000           51%               0.50               4/13/06
Thomas Kidrin                       0           n/a                n/a                   n/a
Debra Sito                    150,000           13%               4.00               9/03/04
                               50,000                             7.50               9/03/04
                               50,000                            10.00               9/03/04


1997 Stock Option Plan and Other Options

         The 1997 Incentive and Non-Qualified Stock Option Plan, as amended ("Plan") has been adopted by the Board and the shareholders as an incentive for, and to encourage share ownership by, the Company's directors, officers and other key employees and/or consultants and management of possible future acquired companies. The Plan was amended at our annual meeting of shareholders in December 1999 to increase the number of shares of common stock available under the Plan from 1,000,000 to 3,000,000. The Plan also allows for the granting of stock appreciation rights in tandem with, or independently of, stock options. Independent (stand-alone) grants of stock appreciation rights are not counted against the Plan limit. As of December 31, 1999, there were outstanding grants under the Plan of options to purchase an aggregate of 971,375 shares of common stock. The number of outstanding options includes options to purchase 60,000 shares for $0.50 each, held by Kenneth Locker, a director. As of December 31, 1999, there were 2,028,625 additional shares of common stock available for grant under the Plan.

         The purpose of the Plan is to make both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified options and stock appreciation rights available to our officers, directors and other key employees and/or consultants in order to give such individuals a greater personal interest in our success and, in the case of employees, an added incentive to continue and advance in their employment.

        The Board designates those persons to receive grants under the Plan and determines the number of options and/or stock appreciation rights, as the case may be, to be granted. The price payable for the shares of common stock underlying each option will be fixed by the Board at the time of the grant, but, for incentive stock options, must be not less than 100% of the fair market value of common stock at the time the option is granted. The Board also determines the term and vesting schedule of all options and stock appreciation rights granted, provided that no option may be exercisable later than ten years after the date of grant.

        We have other outstanding options to purchase an aggregate of 3,000,875 shares of our common stock. These securities are exercisable at prices ranging from $0.67 to $10.00 and include options to purchase 1,000,000 shares for $0.50 each held by SGC Advisory Services, a company owned by Mr. Chrust, our chairman of the board.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of March 27, 2000, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) those persons or group of persons known by us to beneficially own more than five percent (5%) of our voting securities, (ii) each director and director-nominee of Worlds, (iii) each current executive officer whose compensation exceeded $100,000 in 1999, and (iv) all executive officers and directors of Worlds, as a group.

                                                            Amount and
                                                            Nature of
Name and Address of Beneficial Owner                     Beneficial Owner        Percent of Class
------------------------------------                     ----------------        ----------------
Steven Chrust ....................................       2,927,113(1)                15.5%
Michael J. Scharf ................................       1,391,250(2)(3)              7.8%
Thomas Kidrin ....................................       1,348,333(2)(4)              7.6%
Kenneth A. Locker ................................         100,000(3)(5)                 *
William Harvey ...................................               0(6)                    *
Steven A. Greenberg ..............................       3,515,811(7)                19.8%
All Executive Officers and Directors .............       5,766,696(8)                30.5%
  as a Group (5 persons)

-------------------------

*       less than 1%

(1) Includes 1,000,000 shares underlying currently exercisable warrants owned by SGC Advisory Services. Also includes (a) warrants to purchase 15,000 shares of common stock and (b) currently exercisable options to purchase 98,832 shares of common stock. Also includes 1,363,342 shares of common stock currently owned by Steven Greenberg, which Mr. Chrust has the option to purchase ("Chrust Option"). Does not include options to purchase 188,668 shares of common stock which vest in two equal annual installments, commencing in March 2001.

(2) Messrs. Scharf, Kidrin and Greenberg have agreed to vote shares owned by them for the election of Mr. Chrust as a director through March 2002.

(3) Does not include 5,000 shares of common stock issuable upon exercise of options, which vest in three equal annual installments, commencing in December 2000.

(4) Includes 58,333 shares of common stock issuable upon exercise of currently exercisable options. Does not include 116,667 shares issuable upon exercise of options which vest in two equal annual installments, commencing in March 2001.

(5) Represents shares of common stock issuable upon exercise of currently exercisable stock options.

(6) Does not include 50,000 shares of common stock issuable upon exercise of options, which vest in three equal annual installments, commencing in November 2000.

(7)     Includes the 1,363,342 shares of common stock subject to the Chrust
        Option.

(8)     Includes the shares referred to as being included in notes (1), (3),
        (4) and (5).

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On March 10, 2000, Mr. Chrust, our Chairman, purchased 302,939 shares of common stock at a purchase price of $3.301 per share in a private transaction from Steven A. Greenberg, a founder of Worlds Acquisition Corp. and a principal stockholder of Worlds.com, and purchased an option for $.007335 per share to purchase an aggregate of 1,363,342 additional shares of common stock owned by Mr. Greenberg at $3.301 per share.

        We have entered into a Financial Advisory and Consulting Agreement, dated March 23, 1999, with SGC Advisory Services, Inc., of which Mr. Chrust is the President and sole shareholder. The agreement continues through March 2002 and provides for an annual fee of $120,000. The annual fee will rise to $300,000 if we raise $5 million in cash from investors and the market value of our issued and outstanding common stock is at least $100 million. In addition, we granted warrants to SGC Advisory Services, Inc. to purchase 1,000,000 shares of our common stock at $.50 per share. The warrants are exercisable through April 13, 2006 and contain anti-dilution provisions and both "demand" and "piggy-back" registration rights.

        In connection with the engagement of SGC Advisory Services, Inc., Messrs. Scharf, Kidrin and Greenberg agreed (i) to contribute to us for cancellation 318,750, 300,000 and 881,250 shares of our common stock, respectively, and (ii) during the term of the consulting agreement, to vote any shares of our common stock owned by them for the election of Mr. Chrust as a director.

        In June and August 1999, we sold an aggregate of 59 units of our securities in a private placement. Each unit cost $60,000 and consisted of 15,000 shares of our common stock and warrants to purchase 7,500 shares of our common stock (at an exercise price of $5.00 per share). Mr. Chrust purchased two units in this private placement.

        In December 1997, we entered into a month-to-month consulting agreement with Steven A. Greenberg. The agreement provided for monthly compensation of $15,000 plus reimbursement of reasonable expenses actually incurred. This agreement was terminated in February 2000. During 1997, Mr. Greenberg loaned $77,000 to Worlds Acquisition Corp. on an interest-free basis of which $73,000 was repaid as of December 31, 1998, and the balance was repaid as of June 30, 1999.


                                     PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits Filed.

                      See Exhibit Index appearing later in this Report.

               (b)    Reports on Form 8-K.

                      None.

                                                                 Worlds.com Inc.
                                                            (a development stage
                                                                     enterprise)


--------------------------------------------------------------------------------
                                                            Financial Statements
                                          Years Ended December 31, 1998 and 1999

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                                        Contents

--------------------------------------------------------------------------------

        Report of independent certified public accountants                F-3

        Financial statements:
           Balance sheets                                                 F-4
           Statements of operations                                       F-5
           Statements of stockholders' equity (deficit)                   F-6
           Statements of cash flows                                       F-7
           Summary of accounting policies                          F-8 - F-12
           Notes to financial statements                          F-13 - F-28

Report of Independent Certified Public Accountants


Worlds.com Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of Worlds.com Inc. (the "Company") (a development stage enterprise) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from April 8, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com Inc. at December 31, 1998 and 1999, and the results of it operations and its cash flows for the period from April 8, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying financial statements have been prepared assuming Worlds.com Inc. will continue as a going concern. The Company is in the development stage and has incurred losses since its inception, has a working capital deficiency, has had minimal revenues from operations and will require substantial additional funds for development and marketing of its products. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

New York, New York

March 10, 2000

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                                  Balance Sheets
--------------------------------------------------------------------------------

 December 31,                                                                            1998                   1999
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Assets
 Current:
    Cash and cash equivalents                                                    $  1,581,764         $    1,821,180
    Accounts receivable                                                                     -                177,215
    Prepaid expenses and other current assets                                          53,486                 74,670
    Inventories                                                                        58,516                221,511
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total current assets                                                       1,693,766              2,294,576
 Property, equipment and software development, net of accumulated
    depreciation and amortization (Note 5)                                            214,246              1,353,047
 Intangible asset (Note 6)                                                                  -              1,133,334
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                 $  1,908,012         $    4,780,957
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Liabilities and Stockholders' Deficit
 Current:
    Accounts payable (Note 12)                                                   $    319,906         $      370,037
    Accrued expenses (Note 12)                                                        446,333                811,443
    Deferred revenue (Note 8(d))                                                            -                500,000
    Current maturities of notes payable (Note 7)                                      246,648              2,054,996
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total current liabilities                                                  1,012,887              3,736,476
 Long-term portion, notes payable (Note 7)                                          1,875,018                 66,670
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total liabilities                                                          2,887,905              3,803,146
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Commitments (Note 8)
 Stockholders' equity (deficit) (Notes 2, 3 and 9):
    Common stock, $.001 par value - shares authorized 65,000,000;
       issued 18,031,996 and 17,738,531                                                18,032                 17,738
    Additional paid-in capital                                                      8,401,970             13,634,725
    Deficit accumulated during the development stage                               (9,335,152)           (12,674,652)
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                     (915,150)               977,811
    Treasury stock, at cost, 113,465 shares in 1998 (Note 2)                          (64,743)                     -
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total stockholders' equity (deficit)                                        (979,893)               977,811
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                 $  1,908,012         $    4,780,957
 ----------------------------------------------------------------------- ---------------------- ----------------------

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                        Statements of Operations
--------------------------------------------------------------------------------

                                                                                                        Cumulative,
                                           Period from                                                  period from
                                          April 8, 1997                                                April 8, 1997
                                          (inception) to          Year ended December 31,             (inception) to
                                           December 31,   ---------------------------------------       December 31,
                                             1997(a)              1998                1999                1999(a)
 ------------------------------------ ------------------- ------------------- --------------------   -----------------
 Net revenues                          $        1,420         $      29,110        $    507,499         $    538,029
 Costs and expenses:
    Cost of revenues                                -               (29,279)           (318,553)            (347,832)
    Selling, general and
       administrative                        (675,030)           (2,650,703)         (3,428,236)          (6,753,969)
    Research and development                        -              (992,932)                  -             (992,932)
    Acquired research and
       development (Note 1)                (6,135,538)                    -                   -           (6,135,538)
 ------------------------------------ ------------------- ------------------- -------------------- -------------------
         Operating loss                    (6,809,148)           (3,643,804)         (3,239,290)         (13,692,242)
 Other income (expenses):
    Gain resulting from reversal of
       certain predecessor
       liabilities (Note 12)                        -               810,140                   -              810,140
    Interest income                            13,593               124,006              56,945              194,544
    Interest expense                          (16,692)             (111,570)           (157,155)            (285,417)
 ------------------------------------ ------------------- ------------------- -------------------- -------------------
         Loss before extraordinary
            item                           (6,812,247)           (2,821,228)         (3,339,500)         (12,972,975)
 Extraordinary item - gain on debt
    settlement (Note 11)                      125,776               172,547                   -              298,323
 ------------------------------------ ------------------- ------------------- -------------------- -------------------
 Net loss                              $   (6,686,471)        $  (2,648,681)       $ (3,339,500)        $(12,674,652)
 ------------------------------------ ------------------- ------------------- -------------------- -------------------
 Loss per share (basic and diluted)
    (Note 13):
       Loss before extraordinary
         item                          $         (.73)        $        (.16)       $       (.19)
       Extraordinary item                         .01                   .01                   -
 ------------------------------------ ------------------- ------------------- --------------------
         Net loss per share (basic
            and diluted)               $         (.72)        $        (.15)       $       (.19)
 ------------------------------------ ------------------- ------------------- --------------------
 Weighted average common shares
    outstanding:
       Basic and diluted                    9,336,569            17,170,288          17,377,808
 ------------------------------------ ------------------- ------------------- --------------------

 --------------
(a) Includes the results of Predecessor and Academic which were merged into the Company on December 3, 1997.
--------------------------------------------------------------------------------

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                    Statements of Stockholders' Equity (Deficit)
                                                                        (Note 9)
--------------------------------------------------------------------------------

Period from April 8, 1997 (inception) to December 31, 1999
--------------------------------------------------------------------------------

                                                                                                                          Deficit
                                                                                                                        accumulated
                                                                                 Common stock           Additional       during the
                                                                         ----------------------------    paid-in         development
                                                                             Shares         Amount       capital           stage
 ----------------------------------------------------------------------- -------------- -------------- -------------- -------------
 Issuance of common stock to founding stockholders                          8,400,000       $  8,400    $   195,600   $
 Sale of shares in private offering memorandum and shares issued to
    placement agent, net (Note 3)                                           4,810,000          4,810      3,689,866              -
 Issuance of shares to Academic Computer Systems, Inc. (Note 2)               910,000            910        557,116              -
 Issuance of shares pursuant to merger with predecessor (Note 2)            1,999,996          2,000      1,998,000              -
 Capital contribution resulting from forgiveness of debt to
    shareholders of predecessor (Note 7)                                            -              -        221,000              -
 Net loss for the period April 8 to December 31, 1997                               -              -              -     (6,686,471)
 ----------------------------------------------------------------------- -------------- -------------- -------------- -------------
 Balance, December 31, 1997                                                16,119,996         16,120      6,661,582     (6,686,471)
 Sale of shares in private offering memorandum (January 1998) (Note 3)         30,000             30         26,470              -
 Sale of shares in public offering of common stock, net
    (June 1998) (Note 3)                                                    1,832,000          1,832      1,713,968              -
 Purchase of 113,465 treasury shares (June 1998) (Note 2)                           -              -              -              -
 Conversion of employee stock options into shares (October 1998)               50,000             50            (50)             -
 Net loss for the year ended December 31, 1998                                      -              -              -     (2,648,681)
 ----------------------------------------------------------------------- -------------- -------------- -------------- -------------
 Balance, December 31, 1998                                                18,031,996         18,032      8,401,970     (9,335,152)
 Issuance of warrants for consulting services (April 1999) (Note 8(c))              -              -        465,000              -
 Contribution of 1,500,000 shares by founders to treasury (April 1999)
    and subsequent cancellation (Note 8(c))                                (1,500,000)        (1,500)         1,500              -
 Exercise of stock options (April 1999)                                        75,000             75         74,925              -
 Issuance of shares for content supply agreement (June 1999) (Note 6)          93,750             93        374,907              -
 Issuance of shares to agent for content supply agreement (July 1999)
    (Note 6)                                                                   50,000             50        199,950              -
 Sale of shares in private offering memorandum, net (June through
    September 1999) (Note 3)                                                  892,500            893      3,263,081              -
 Issuance of options for consulting services and software development
    costs (August and September 1999)                                               -              -        368,230              -
 Issuance of shares for legal and consulting services (September 1999)         20,000             20         79,980              -
 Cancellation of treasury shares (September 1999) (Note 2)                   (113,465)          (113)       (64,630)             -
 Exercise of warrants (November 1999)                                          95,000             95         94,905              -
 Issuance of shares for content supply agreement (December 1999)
    (Note 6)                                                                   93,750             93        374,907              -
 Net loss for the year ended December 31, 1999                                      -              -              -     (3,339,500)
 ----------------------------------------------------------------------- -------------- -------------- -------------- -------------
 Balance, December 31, 1999                                                17,738,531       $ 17,738    $13,634,725   $(12,674,652)
 ----------------------------------------------------------------------- -------------- -------------- -------------- -------------

                                                                                            Total
                                                                                         stockholders'
                                                                            Treasury        equity
                                                                             stock         (deficit)
-----------------------------------------------------------------------  -------------- --------------
Issuance of common stock to founding stockholders                        $          -   $    204,000
Sale of shares in private offering memorandum and shares issued to
   placement agent, net (Note 3)                                                    -      3,694,676
Issuance of shares to Academic Computer Systems, Inc. (Note 2)                      -        558,026
Issuance of shares pursuant to merger with predecessor (Note 2)                     -      2,000,000
Capital contribution resulting from forgiveness of debt to
   shareholders of predecessor (Note 6)                                             -        221,000
Net loss for the period April 8 to December 31, 1997                                -     (6,686,471)
-----------------------------------------------------------------------  -------------- --------------
Balance, December 31, 1997                                                          -         (8,769)
Sale of shares in private offering memorandum (January 1998) (Note 3)               -         26,500
Sale of shares in public treasury offering of common stock, net
   (June 1998) (Note 3)                                                             -      1,715,800
Purchase of 113,465 treasury shares (June 1998) (Note 2)                      (64,743)       (64,743)
Conversion of employee stock options into shares (October 1998)
   (Note 8)                                                                         -              -
Net loss for the year ended December 31, 1998                                       -     (2,648,681)
-----------------------------------------------------------------------  -------------- --------------
Balance, December 31, 1998                                                    (64,743)      (979,893)
Issuance of warrants for consulting services (April 1999) (Note 8(c))               -        465,000
Contribution of 1,500,000 shares by founders to treasury (April 1999)
   and subsequent cancellation (Note 8(c))                                          -              -
Exercise of stock options (April 1999)                                              -         75,000
Issuance of shares for content supply agreement (June 1999) (Note 6)                -        375,000
Issuance of shares to agent for content supply agreement (July 1999)
   (Note 6)                                                                         -        200,000
Sale of shares in private offering memorandum, net (June through
   September 1999) (Note 3)                                                         -      3,263,974
Issuance of options for consulting services and software development
   costs (August and September 1999)                                                -        368,230
Issuance of shares for legal and consulting services (September 1999)               -         80,000
Cancellation of treasury shares (September 1999) (Note 2)                      64,743              -
Exercise of warrants (November 1999)                                                -         95,000
Issuance of shares for content supply agreement (December 1999)
   (Note 6)                                                                         -        375,000
Net loss for the year ended December 31, 1999                                       -     (3,339,500)
-----------------------------------------------------------------------  -------------- --------------
Balance, December 31, 1999                                               $           -  $    977,811
-----------------------------------------------------------------------  -------------- --------------

                                See accompanying summary of accounting policies
                                             and notes to financial statements.

                                                                Worlds.com Inc.
                                               (a development stage enterprise)


                                                       Statements of Cash Flows
                                                                      (Note 14)
--------------------------------------------------------------------------------

                                                                                                       Cumulative,
                                                       Period from                                     period from
                                                      April 8, 1997                                   April 8, 1997
                                                     (inception) to      Year ended December 31,     (inception) to
                                                      December 31,   --------------------------------  December 31,
                                                         1997(a)       1998                1999         1999
 ---------------------------------------------------- -------------- ---------------- --------------- ---------------
Cash flows from operating activities:
    Net loss                                             $(6,686,471)   $(2,648,681)    $(3,339,500)   $(12,674,652)
 ----------------------------------------------------  -------------- --------------- --------------- ---------------
    Adjustments to reconcile net loss to net cash
     used in operating activities:
         Loss on disposal of fixed assets                          -         54,041               -          54,041
         Depreciation and amortization                        16,323        129,752         282,674         428,749
         Gain resulting from reversal of certain
            predecessor liabilities                                -       (810,140)              -        (810,140)
         Gain on debt settlement                            (125,776)      (172,547)              -        (298,323)
         Acquired research and development                 6,135,538              -               -       6,135,538
         Allowance for doubtful accounts                        (538)           538               -               -
         Issuance of warrants for consulting services              -              -         465,000         465,000
         Issuance of options for consulting services               -              -          13,226          13,226
         Issuance of shares for legal and consulting
            services                                               -              -          80,000          80,000
         Changes in operating assets and liabilities,
            net of effects from merger with
            Predecessor and Academic:
               Accounts receivable                                 -              -        (177,215)       (177,215)
               Inventories                                         -        (58,516)       (162,995)       (221,511)
               Prepaid expenses and other current
                 assets                                       93,716         20,689         (21,184)         93,221
               Accounts payable and accrued expenses         214,361        151,829         235,572         601,762
               Deferred revenue                                    -              -         500,000         500,000
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
                  Total adjustments                         6,333,624       (684,354)      1,215,078       6,864,348
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
                  Net cash used in operating activities      (352,847)    (3,333,035)     (2,124,422)     (5,810,304)
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
  Cash flows from investing activities:
    Acquisition of property and equipment                          -        (28,587)       (161,619)       (190,206)
    Additions to software development costs                        -       (160,000)       (783,517)       (943,517)
    Additions to intangible asset                                  -              -        (125,000)       (125,000)
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
                 Net cash used in investing activities             -       (188,587)     (1,070,136)     (1,258,723)
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
 Cash flows from financing activities:
    Proceeds from sale of common stock to founding
       stockholders                                          204,000              -               -         204,000
    Proceeds from sale of common stock in private
       offering memorandum                                 3,694,676         26,500       3,263,974       6,985,150
    Proceeds from sale of common stock in public
       offering                                                    -      1,715,800               -       1,715,800
    Proceeds from exercise of options                              -              -          75,000          75,000
    Proceeds from exercise of warrants                             -              -          95,000          95,000
    Payment of conversion price of shares to certain
       stockholders                                                -        (64,743)              -         (64,743)
    Payments on note payable                                  (4,000)      (116,000)              -        (120,000)
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
                 Net cash provided by financing
                    activities                             3,894,676      1,561,557       3,433,974       8,890,207
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
 Net increase (decrease) in cash and cash equivalents      3,541,829     (1,960,065)        239,416       1,821,180
 Cash and cash equivalents, beginning of period                    -      3,541,829       1,581,764               -
 ------------------------------------------------------ -------------- --------------- --------------- ---------------
 Cash and cash equivalents, end of period                $ 3,541,829    $ 1,581,764     $ 1,821,180    $  1,821,180
 ------------------------------------------------------ -------------- --------------- --------------- ---------------

                                 See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

Definitions              The Company is the resulting entity of two
                         contemporaneous mergers (the "Mergers") of Worlds Inc., a Delaware corporation ("Predecessor"), with and into Worlds Acquisition Corp., a Delaware corporation
                         ("WAC"), and WAC with and into Academic Computer
                         Systems, Inc., a New Jersey corporation ("Academic"), which changed its name to Worlds.com Inc. While
                         Academic was the legal entity that survived the Mergers, WAC was the accounting acquiror in both
                         Mergers. The Company's fiscal year-end is December 31.

                         The term the "Company," as used herein, refers to the consolidated entity resulting from the two contemporaneous Mergers, as well the pre-merger Predecessor, WAC and Academic; however, Predecessor, WAC and Academic are hereinafter sometimes referred to separately as the context requires.

Nature of Business       WAC was incorporated on April 8, 1997 to design,
                         develop and market three-dimensional ("3D") music oriented Internet sites on the World Wide Web. These web sites utilize 3D technologies developed by Predecessor. The Company also sells music and sports related merchandise through its website.

Revenue Recognition      Revenue from technology development and licensing
                         contracts is recognized upon the attainment of contractual milestones (approximating the percentage-of-completion method).

                         Deferred revenue represents cash received in advance to be offset against royalties to be earned.

Basis of Presentation    The financial statements include the results of
                         operations of Predecessor and Academic from December 3, 1997, the date of the Mergers (the "Merger
                         Date").

                         The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage enterprises to employ the same accounting principles as operating companies.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------


Fair Value of Financial  The carrying amounts of financial instruments,
Instruments              including cash and short-term debt, approximated fair
                         value as of December 31, 1999 because of the relatively short maturity of the instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of December 31, 1999, based upon quoted market prices for similar debt issues.

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

Property and Equipment   Property and equipment and intangible assets are stated
and Intangible Assets    at cost. Depreciation and amortization are calculated
                         using the straight-line method over the estimated useful lives of the assets, which range from two to five years.

Inventory                Inventories consist of merchandise held for resale and
                         are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------


Software Development     In accordance with the provisions of SFAS No. 86,
Costs                    "Accounting for the Costs of Computer Software to be
                         Sold, Leased, or Otherwise Marketed", software development costs incurred by the Company subsequent to establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers are capitalized and carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based on estimates of future revenues to be derived from the sale of the software product reduced by the costs of completion and disposing of the product. During the fourth quarter of 1998 technological feasibility of the company's software was established. In this regard $160,000 and $1,193,190
                         (aggregating $1,353,190), were capitalized and included in property, equipment and software development as of December 31, 1998 and 1999, respectively. Amortization of the costs capitalized commenced in the first quarter of 1999, based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. All software development costs are being amortized over a period of three years. Amortization expense charged to operations for the year ended
                         December 31, 1999 was $151,890.

Research and             Research and development costs are expensed as
Development Costs        incurred.

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

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------


Loss Per Share           The Company has adopted SFAS No. 128, "Earnings per
                         Share," which provides for the calculation of "basic" and "diluted" earnings/loss per share. Basic earnings/loss per share includes no dilution and is computed by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. The common stock equivalents which would arise from the exercise of stock options and warrants are excluded from calculation of diluted loss per share since their effect is anti-dilutive. Therefore, the amounts reported for basic and diluted loss per share are the same.

Stock-Based              In October 1995, the FASB issued SFAS No. 123,
Compensation             "Accounting for Stock-Based Compensation" ("SFAS No.
                         123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No.
                         123 and will continue to account for such transactions in accordance with APB No. 25.

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

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------


Recent Accounting        In June 1998, the Financial Accounting Standards Board
Pronouncements           issued SFAS No. 133 "Accounting for Derivative
                         Instruments and Hedging Activities," which requires entities to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate that the new standard will have any effect on its financial statements.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


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

                    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage, has incurred significant losses since its inception, and has had minimal revenues from operations since the series of merger transactions. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease operations.

                    These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


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

                    Academic was an inactive company with no operations. The value assigned to the 910,000 shares in the capital transaction with Academic on December 3, 1997 represented Academic's net tangible assets (primarily cash) of $558,026. During June 1998, 113,465 shares of common stock were converted at $0.57 per share ($64,743) as a result of certain stockholders dissenting with respect to the Academic/WAC capital transaction of December 3, 1997. Such reacquired shares have been classified as treasury and were cancelled during the third quarter of 1999.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


3. Private Placement  The Private Placement discussed in Note 2 called for
   and Public         WAC to offer for sale a maximum of 50 units (57-1/2
   Offering           with the over-allotment), each consisting of 120,000
                      shares of WAC's common stock (the "Units") at a price of $120,000 per Unit. In connection with the Private
                      Placement, the placement agent was to receive one warrant to purchase one share of WAC's common stock at $1 per share for every $40 of gross proceeds from the sale of the Units. On November 21, 1997, WAC sold 31.67
                      Units with gross proceeds of $3,800,000 (3,800,000 shares) (the "Initial Private Placement Closing") and the placement agent was issued 425,000 shares of common stock. On December 31, 1997, the Company sold 4.88
                      Units with gross proceeds of $585,000 (585,000 shares).
                      On January 2, 1998 a further 30,000 shares were issued with gross proceeds of $30,000. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,721,176.

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

                      During the second and third quarters of 1999, the Company sold 892,500 shares in a private offering and received gross proceeds of $3,540,000. In connection with the private offering, the Company issued warrants to purchase 452,500 shares of common stock at $5.00 per share to the investors in the offering. Broker-dealers assisting the Company in the sale of its securities were issued warrants to purchase 48,000 shares of common stock of the Company at $5.00 per share. Net proceeds, after commissions and expenses of this offering, aggregated $3,263,974.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


4. Agreement and    On June 25, 1998, the Company entered into an agreement
   Plan of Merger   and plan of merger and reorganization (the "Agreement")
                    with Unity First Acquisition Corp., a Delaware corporation ("Unity"), whereby Unity would acquire all of the outstanding shares of the Company in exchange for shares of its own common stock. The acquisition called for each share of the Company's stock being converted into .357 shares of Unity's common stock. At that point, the Company would "reverse-merge" into Unity which would then change its name to "Worlds.com
                    Inc." The Agreement was, among other conditions, subject to approval by both Unity and the Company's stockholders.

                    On October 29, 1998, the Company's stockholders voted in favor of the Agreement, however, Unity did not obtain the super majority of 80% required by Unity's Charter, thereby canceling the proposed plan of merger and reorganization.

5. Property,        A summary of property, equipment and software
   Equipment and    development at December 31, 1998 and 1999 is as follows:
   Software
   Development

                    December 31,                                     1998                   1999
                    ---------------------------------- ---------------------- ----------------------
                    Computers, software and equipment              $426,796            $   599,333
                    Software development costs                      160,000              1,353,190
                    ---------------------------------- ---------------------- ----------------------
                               Total                                586,796              1,952,523
                    Less: Accumulated depreciation
                             and amortization                       372,550                599,476
                    ---------------------------------- ---------------------- ----------------------
                                                                   $214,246            $ 1,353,047
                    ---------------------------------- ---------------------- ----------------------

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


6. Intangible Asset    During June 1999, the Company entered into a content
                       supply agreement for 2D and 3D internet sites offered by an Internet service provider (the "Provider"). The agreement provides for advertising revenue sharing and an e-commerce link to the Company's website which markets music and sports related merchandise.Under the terms of the agreement, the Company paid $125,000 and issued 93,750 shares of common stock upon signing. The brokerage agent of such agreement was issued 50,000 shares of common stock during July 1999 ($200,000).
                       Further, 93,750 shares were issued upon launch of the sites during November 1999 and $125,000, which was accrued at December 31, 1999, was paid during February
                       2000. The total consideration of $1,200,000 is recorded as an intangible asset and is being amortized on a straight-line basis (commencing in the fourth quarter of 1999) over the initial term of the agreement, which expires June 2001. Accumulated amortization at December
                       31, 1999 was $66,666.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


7. Notes Payable    Long-term debt at December 31, 1998 and 1999 consists
                    of the following:

                     December 31,                                             1998             1999
                     --------------------------------------------- ---------------- -----------------

                    Convertible promissory notes payable -
                       stockholders, maturing December 3, 2000,
                       plus interest at 7.5% compounded
                       annually. The notes are convertible into
                       shares of the Company's common stock
                       after December 4, 1999 at $5.625 per
                       share. (Stockholders granted forgiveness
                       of accrued interest of $106,000 on this
                       debt which had previously been assumed as
                       an accrued expense in the merger - see
                       (a) below).                                      $1,685,000       $1,685,000
                     Note payable - technology obligation
                       (noninterest bearing), payable in monthly
                       installments of $3,333 until November 2001          186,666          186,666
                     Note payable - stockholder, payable in
                       monthly installments of $6,944 until
                       December 2000, plus interest at 8%.
                       (Stockholder granted forgiveness of
                       $115,000 which had previously been
                       assumed as an account payable in the
                       merger - see (a) below).                            250,000          250,000
                     --------------------------------------------- ---------------- -----------------
                                                                         2,121,666        2,121,666
                     Less:  Current maturities                             246,648        2,054,996
                     --------------------------------------------- ---------------- -----------------
                            Long-term portion                           $1,875,018       $   66,670
                     --------------------------------------------- ---------------- -----------------

                     --------------
                      (a) As a result of the mergers discussed in Note 2, the Company was granted forgiveness of debt by certain stockholders of Predecessor. Such forgiveness, aggregating $221,000, was accounted for as a contribution of capital to the Company for the period ended December 31, 1997.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------



                    Maturities of long-term debt are as follows:

                     Year ended December 31,
                     --------------------------------------------------------- ----------------------
                     2000                                                                $2,054,996
                     2001                                                                    39,996
                     2002                                                                    26,674
                     --------------------------------------------------------- ----------------------
                                                                                         $2,121,666
                     --------------------------------------------------------- ----------------------


8. Commitments       (a) The Company is obligated under noncancellable operating leases for office space. Minimum annual rental payments are approximately as follows:


                         Year ending December 31,
                         ------------------------------------------------------ ------------------
                         2000                                                           $75,000
                         2001                                                            37,000
                         2002                                                            18,000
                         ------------------------------------------------------ ------------------

                         Rent expense for the period ended December 31, 1997 and the years ended December 31, 1998 and 1999 were approximately $21,000, $112,000, and $156,000, respectively. These amounts include approximately $5,000, $64,000 and $89,000 for the periods, respectively, of rent paid under month-to-month arrangements.

                    (b) The Company anticipates entering into an employment agreement with its president that calls for minimum annual compensation of $175,000. Bonuses will be determined at the discretion of the Board of Directors. The agreement is anticipated to expire in December 2000.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


                    (c) On March 23, 1999, the Company entered into a three-year financial advisory and consulting agreement (that became effective during April
                         1999) with a consulting firm controlled by the Company's Chairman that provides for an annual fee of $120,000, escalating to $300,000 annually if the Company raises $5 million in cash and the market value of the Company's issued and outstanding common stock is no less than $100 million. In addition, the Company granted warrants to such firm to purchase 1,000,000 shares of common stock at $.50 per share. Such warrants were valued at $465,000 and charged to selling, general and administrative expenses in the quarter ended June 30, 1999. The warrants are exercisable through April 13, 2006 and contain anti-dilution provisions and both "demand" and "piggy-back" registration rights.

                         Further, in connection with the above consulting agreement, three founding stockholders of WAC contributed 1,500,000 shares to the capital of the Company. Such shares had been classified as treasury stock and were cancelled during the third quarter of 1999.

                    (d) On December 15, 1999, the Company entered into an additional content supply agreement to provide two customized websites with the Company's 3D technology. Under the terms of the agreement the Company received $500,000 upon signing, which is included in deferred revenue at December 31, 1999. The Company will be entitled to an additional payment of $250,000 upon delivery of the first website.

                         On December 31, 1999, the Company entered into an additional content supply agreement to provide a customized website with the Company's 3D technology. Under the terms of the agreement the Company received $20,000 upon execution of the agreement during January 2000.

                         The above agreements provide for the Company to receive royalty revenue from advertising placements and subscriptions with respect to customized websites.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


9. Stockholders'
   Equity (Deficit)      Stock Option Plan

                         During September 1997, the Board of Directors and stockholders of the Company adopted a stock option plan (the "Option Plan") as an incentive for, and to encourage share ownership by, the Company's officers, directors and other key employees and/or consultants and potential management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 3,000,000 shares of common stock (subject to adjustment in certain circumstances) may be granted under the Option Plan. The Option Plan also allows for the granting of stock appreciation rights ("SAR's") in tandem with, or independent of, stock options. Any SAR's granted will not be counted against the 3,000,000 limit.

                         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for the Option Plan. Under APB 25, no compensation cost was recognized because the exercise price of Worlds' employee stock options equaled the market price of the underlying stock on the date of grant.

                         FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1999, no dividend yield; expected volatility of 46.1% in 1998 and 45.8% in 1999; risk-free interest rate of 4.3% in 1998 and 5.8% in 1999; and expected life of 3.8 years.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

                         Under the accounting provisions of FASB Statement No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


                                                     Period from
                                                     inception to        Year ended December 31,
                                                     December 31,   ------------------ -----------------
                                                         1997              1998               1999
                         ------------------------ ----------------- ------------------ -----------------

                         Net loss:
                           As reported                $(6,686,471)      $(2,648,681)       $(3,339,500)
                           Pro forma                   (6,751,856)       (2,654,185)        (3,811,956)

                         Net loss per share
                            (basic and
                            diluted):
                              As reported             $      (.72)      $      (.15)       $      (.19)
                              Pro forma                      (.72)             (.15)              (.22)
                         ------------------------ ----------------- ------------------ -----------------

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plan as of December 31, 1997, 1998 and 1999, and changes during the years ending on those dates, is presented below:


                                           December 31, 1997                 December 31, 1998                December 31, 1999
                                      -----------------------------     ----------------------------     ---------------------------
                                                       Weighted                          Weighted                         Weighted
                                                        average                          average                           average
                                                       exercise                          exercise                         exercise
                                         Shares          price             Shares         price             Shares          price
          --------------------------- -------------- -------------- --- -------------- ------------- --- -------------- ------------

          Outstanding at beginning
            of year                            -       $     -             165,000       $   .50            830,000        $    .90
          Granted                        165,000           .50             700,000          1.00            321,300            3.00
          Exercised                            -             -                   -             -            (75,000)           1.00
          Cancelled                            -             -             (35,000)        (1.00)          (180,000)            .90
          --------------------------- -------------- -------------- --- -------------- ------------- --- -------------- ------------
          Outstanding at end of year     165,000       $   .50             830,000       $   .90            896,300        $   1.63
          --------------------------- -------------- -------------- --- -------------- ------------- --- -------------- ------------
          Options exercisable at
            year-end                      13,750       $   .50             153,805       $   .78            492,466        $    .92
          --------------------------- -------------- -------------- --- -------------- ------------- --- -------------- ------------
          Weighted average fair
            value of options
            granted during the year                    $     -                           $     -                           $   1.12
          --------------------------- -------------- -------------- --- -------------- ------------- --- -------------- ------------

The following table summarizes information about stock options outstanding at December 31, 1999.

                                                     Options outstanding                                 Options exercisable
                                   ---------------------------------------------------------    ------------------------------------
                                         Number
                                     outstanding at   Weighted average                                Number
             Range of exercise        December 31,        remaining      Weighted average         exercisable at    Weighted average
                  prices                  1999        contractual life    exercise price        December 31, 1999    exercise price
          ------------------------ ------------------ ------------------ ------------------- -- ------------------- ----------------

          $.50 to $1.00                 600,000             3.81               $  .90              485,666                  $ .88
          $2.00 to $3.00                165,000             4.66                 2.46                    -                      -
          $3.01 to $4.00                131,300             4.66                 4.00                6,800                   4.00
          ------------------------ ------------------ ------------------ ------------------- -- ------------------- ----------------
                                        896,300             4.09               $ 1.63              492,466                  $ .92
          ------------------------ ------------------ ------------------ ------------------- -- ------------------- ----------------

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


                    Non-Plan Stock Options and Warrants

                    The Company has issued options and warrants to various employees, directors and other third parties that were not part of the Company's Option Plan. The following non-plan options and warrants were issued during 1999:

                    a) Warrants to purchase 300,000 shares of common stock of the Company at $2.46 per share were issued to a consultant in connection with services rendered for the development of the Company's proprietary software (see
                         Note 1). The warrants were valued at $355,004 and were capitalized as software development costs.

                    b) Options to purchase an aggregate of 750,000 shares of common stock of the Company at various prices between $2.91 and $10.00 per share were issued to two employees and a director of the Company.

                    c) Warrants to purchase an aggregate of 500,500 shares of common stock of the Company at $5.00 per share were issued in connection with a private offering
                         (see Note 3).

                    d) Warrants to purchase 1,000,000 shares of common stock at $.50 per share were issued in connection with a financial advisory and consulting agreement
                         (see Note 8(c)).

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

10. Income Taxes    The use of the Predecessor's net operating loss ("NOL") is subject to annual limits due to the ownership change for the Mergers. In general, an ownership change occurs if, during any three-year test period, the aggregate of all increases in percentage ownership by stockholders is more than 50%.
                    Upon completion of the Mergers discussed in Note 2, such an ownership change occurred.

                    At December 31, 1999, after accounting for the estimated limitation of the Predecessor's NOL carryforward (approximately $100,000 per year over 15 years), the Company has a NOL aggregating approximately $9,300,000 to be used to offset future Federal income taxes. A deferred income tax asset for the Company's NOL has been completely offset by a valuation allowance due to the uncertainty of its realization.

11. Extraordinary   During 1997, the Company negotiated settlement of
    Item            certain trade payables assumed in the Merger with
                    Predecessor. Such payables which amounted to $193,501 were reduced to $67,725 resulting in a gain on debt forgiveness of $125,776. During 1998, additional trade payables amounting to $172,547 were forgiven resulting in a total gain on debt forgiveness since inception of $298,323.

12. Gain Resulting  During December 1998, management determined that certain
    from Reversal   predecessor liabilities assumed at the date of the Merger
    of Certain      with Predecessor were no longer owed. During the fourth
    Predecessor     quarter of 1998, accounts payable ($220,000), accrued
    Liabilities     expenses ($154,000) and advanced customer billings
                    ($436,140), which aggregated $810,140, were reversed and accounted for as other income in the accompanying statement of operations for the year ended December 31, 1998.

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


13. Loss Per Share  The following table sets forth the computation of basic and diluted loss per share:

                                                       Period from
                                                       inception to    Year ended December 31,
                                                       December 31, --------------- ---------------
                                                          1997           1998            1999
                    -------------------------------- -------------- --------------- ---------------

                    Numerator:
                       Loss before extraordinary
                          item                          $(6,812,247)  $ (2,821,228)   $ (3,339,500)
                       Extraordinary item                   125,776)       172,547               -
                    -------------------------------- -------------- --------------- ---------------
                            Net loss, numerator
                               for basic loss per
                               share                     (6,686,471)    (2,648,681)     (3,339,500)
                       Effect of dilutive
                          securities:
                          Convertible debt                        -              -               -
                    -------------------------------- -------------- --------------- ---------------
                            Net loss, numerator
                               for diluted loss
                               per share                $(6,686,471)  $ (2,648,681)   $ (3,339,500)
                    -------------------------------- -------------- --------------- ---------------
                    Denominator:
                       Denominator for basic loss
                          per share - weighted
                          average common shares           9,336,569     17,170,288      17,377,808
                    -------------------------------- -------------- --------------- ---------------
                       Effect of dilutive
                          securities:
                          Convertible debt                        -              -               -
                          Stock options and
                            warrants                         33,343         79,724       1,206,749
                    -------------------------------- -------------- --------------- ---------------
                            Dilutive potential
                               common shares                 33,343         79,724       1,206,749
                    -------------------------------- -------------- --------------- ---------------
                       Denominator for diluted
                          loss per share -
                          adjusted weighted
                          average common shares
                          and assumed conversions         9,369,912     17,250,012      18,584,557
                    -------------------------------- -------------- --------------- ---------------
                    Basic loss per share                $       (.7)  $       (.15)   $       (.19)
                    -------------------------------- -------------- --------------- ---------------
                    Diluted loss per share - as
                      calculated                        $      (.71)  $       (.15)   $       (.18)
                    -------------------------------- -------------- --------------- ---------------
                    Diluted loss per share - as
                      disclosed due to
                      anti-dilutive effect of
                      stock options                     $      (.72)  $       (.15)   $       (.19)
                    -------------------------------- -------------- --------------- ---------------

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


                    For additional disclosure regarding stock options, warrants and convertible debt, see Notes 3, 7, 8 and 9, respectively.

                    Options to purchase 50,000 shares of common stock at $5 per share were outstanding during 1997 and 1998, and options to purchase 1,125,000 shares of common stock, at various prices, were outstanding during 1999. These shares were not included in the computation of diluted loss per share because the option exercise prices were greater than the fair value of common shares and, therefore, the effect would be anti-dilutive.

14. Supplemental    1)   Interest paid was approximately $1,600, $1,000 and $575
    Cash Flow            for the period ended December 31, 1997 and the years
    Information          ended December 31, 1998 and 1999, respectively.

                    2) Noncash investing and financing activities during the period ended December 31, 1997 were as follows:

                        (a) As discussed in Note 2, WAC exchanged all of the outstanding common and preferred stock of the Predecessor in exchange for 1,999,996 shares of WAC. Also, Academic exchanged all of their outstanding common and preferred stock for 910,000 shares of WAC and WAC was merged into Academic.

                        (b) The Company recognized a gain of $221,000 from forgiveness of debt to shareholders of Predecessor that was recorded as a capital contribution (see Note 7).

                        (c) The Company converted accounts payable of $250,000 into a note payable (see Note 7).

                                                                 Worlds.com Inc.
                                                (a development stage enterprise)


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


                    3) Noncash investing and financing activities during the year ended December 31, 1999 were as follows:

                        (a) During 1999, the Company issued 237,500 shares (valued at $950,000) with respect to a content supply agreement and incurred $125,000 in accounts payable related to such agreement that was paid in February 2000 (see Note 6).

                        (b) During 1999, the Company issued 300,000 warrants to purchase common stock in the Company as consideration for services rendered in connection with the development of the Company's proprietary software. The warrants were valued at $355,004.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000                WORLDS.COM INC.
                                      (Registrant)


                                       By:  /s/ Thomas Kidrin
                                          --------------------------------------
                                          Name: Thomas Kidrin
                                          Title:   President and Chief Executive
                                                   Officer

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Title                                       Date
----------                          -----                                       ----

/s/ Thomas Kidrin                   President, Chief Executive             March 29, 2000
-----------------------------       Officer and Director (Chief                  --
Thomas Kidrin                       Financial Accounting Officer)


/s/ Steven G. Chrust                Chairman                               March 29, 2000
-----------------------------                                                    --
Steven G. Chrust


/s/ Kenneth A. Locker               Director                               March 29, 2000
-----------------------------                                                    --
Kenneth A. Locker


/s/ Michael J. Scharf               Director                               March 29, 2000
-----------------------------                                                    --
Michael J. Scharf


/s/ William Harvey                  Director                               March 29, 2000
-----------------------------                                                    --
William Harvey

                                         EXHIBIT INDEX

                                                         Incorporated
                                                         By Reference
Exhibit                                                      from           No. in
Number      Description                                    Document        Document        Page
------      -----------                                    --------        --------        ----
3.1         Certificate of Incorporation                      A               3.1
3.1.1       Certificate of Amendment of the Certificate       -                -           Filed
            of Incorporation                                                             Herewith
3.1.2       Certificate of Merger                             A              3.1.1
3.2         By-Laws                                           A               3.2
4.1         Specimen common stock Certificate                 A               4.1
4.2         1997 Incentive and Non-Qualified Stock            B               4.1
            Option Plan, as amended

4.3         Form of Employee Incentive/Non-Incentive          B               4.2
            Stock Option Agreement under the 1997
            Incentive and Non-Qualified Stock Option
            Plan
4.4         Form of Consultant Non-Incentive Stock            B               4.3
            Option Agreement under the 1997 Incentive
            and Non-Qualified Stock Option Plan
4.5         Form of Director Non-Incentive Stock              B               4.4
            Option Agreement under the 1997 Incentive
            and Non-Qualified Stock Option Plan
4.6         Form of Community Leader Stock Option             B               4.5
            Agreement under the 1997 Incentive and
            Non-Qualified Stock Option Plan
4.10        Schedule of Option Grants under Benefit           B               4.9
            Plans
10.1        Merger Agreement between Worlds                   C               99
            Acquisition Corp. and Academic Computer
            Systems, Inc.
10.2        Consulting Agreement between the                  -                -           Filed
            Registrant and SGC Advisory, Inc.                                            Herewith
27          Financial Data Schedule                           -                -           Filed
                                                                                         Herewith

99          Risk Factors                                      -                -           Filed
                                                                                         Herewith

A.  Registrant's Registration Statement No. 2-31876.

B.  Registrant's Registration Statement on Form S-8 (File No. 333-89937).

C.  Registrant's Current Report on Form 8-K filed on December 18, 1997.