Form 10KSB/A
period 1999-12-31
WORLDS INC
filed 2000-04-24
CIK 1961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 Amendment No. 1

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1999
                          ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________  to    ____________________


Commission file number

                                 WORLDS.COM INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

          New Jersey                             22-1848316
------------------------------------        -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

  15 Union Wharf, Boston, Massachusetts                     02019
------------------------------------------          ------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number:   (617) 725-8900
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.001 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $507,499.
                                                              ---------

     As of March 27, 2000, the aggregate market value of the issuer's common stock (based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $53,017,518. At March 27, 2000, 17,738,531 shares of issuer's common stock were outstanding.

     The undersigned registrant hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 solely to amend Items 11 and 13 of
Part III in order to correct the beneficial ownership of Mr. Steven A. Greenberg and to include Exhibit 23, as set forth in this amendment.

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

                                         Amount and Nature
Name and Address of Beneficial Owner     of Beneficial Owner    Percent of Class
------------------------------------     -------------------    ----------------

Steven Chrust                              2,927,113(1)               15.5%
Michael J. Scharf                          1,391,250(2)(3)             7.8%
Thomas Kidrin                              1,348,333(2)(4)             7.6%
Kenneth A. Locker                            100,000(3)(5)              *
William Harvey                                   -0-(6)                 *
Steven A. Greenberg                        3,364,342(7)               19.0%
All Executive Officers and Directors       5,766,696(8)               30.5%
  as a Group (5 persons)

_____________________________

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

(4) Includes 58,333 shares of common stock issuable upon exercise of currently exercisable options. Does not include 116,667 shares issuable upon exercise of options, which vest in two equal annual installments, commencing in March 2001.

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

Dated:   April 19, 2000                   WORLDS.COM INC.
                                         (Registrant)


                                         By:   /s/ Thomas Kidrin
                                             --------------------
                                         Name:    Thomas Kidrin
                                         Title:   President and Chief Executive
                                                  Officer

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                  Title                                                  Date
-------------                               -----------                                            -----
 /s/ Thomas Kidrin                          President, Chief Executive                         April 19, 2000
-----------------------------               Officer and Director (Chief
Thomas Kidrin                               Financial Accounting Officer)


 /s/ Steven G. Chrust                       Chairman                                           April 6, 2000
-----------------------------
Steven G. Chrust


                                            Director                                           April __, 2000
-----------------------------
Kenneth A. Locker


 /s/ Michael J. Scharf                      Director                                           April 6, 2000
-----------------------------
Michael J. Scharf


                                            Director                                           April __, 2000
-----------------------------
William Harvey







                                  EXHIBIT INDEX

                                                                       Incorporated
Exhibit                                                                By Reference         No. in
Number         Description                                             from Document       Ddocument            Page
------         -----------                                               --------            --------           ----
3.1            Certificate of Incorporation                                 A                  3.1
3.1.1          Certificate of Amendment of the Certificate                  B                 3.1.1
               of Incorporation
3.1.2          Certificate of Merger                                        A                 3.1.1
3.2            By-Laws                                                      A                  3.2
4.1            Specimen common stock Certificate                            A                  4.1
4.2            1997 Incentive and Non-Qualified Stock                       C                  4.1
               Option Plan, as amended
4.3            Form of Employee Incentive/Non-Incentive                     C                  4.2
               Stock Option Agreement under the 1997
               Incentive and Non-Qualified Stock Option
               Plan
4.4            Form of Consultant Non-Incentive Stock                       C                  4.3
               Option Agreement under the 1997 Incentive
               and Non-Qualified Stock Option Plan
4.5            Form of Director Non-Incentive Stock                         C                  4.4
               Option Agreement under the 1997 Incentive
               and Non-Qualified Stock Option Plan
4.6            Form of Community Leader Stock Option                        C                  4.5
               Agreement under the 1997 Incentive and
               Non-Qualified Stock Option Plan
4.10           Schedule of Option Grants under Benefit                      C                  4.9
               Plans
10.1           Merger Agreement between Worlds                              D                   99
               Acquisition Corp. and Academic Computer
               Systems, Inc.
10.2           Consulting Agreement between the                             B                  10.2
               Registrant and SGC Advisory, Inc.
23             Consent of BDO Seidman, LLP                                  -                   -              Filed
                                                                                                              Herewith
27             Financial Data Schedule                                      B                   27
99             Risk Factors                                                 B                   99


A.   Registrant's Registration Statement No. 2-31876.

B.   Registrant's Annual Report on Form 10-KSB filed on March 30, 2000.

C.   Registrant's Registration Statement on Form S-8 (File No. 333-89937).

D.   Registrant's Current Report on Form 8-K filed on December 18, 1997.