Form 10QSB
period 2000-03-31
WORLDS INC
filed 2000-05-15
CIK 1961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (?) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended March 31, 2000

   () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission File number 0-24115

                                 WORLDS.COM INC.

                         (formerly known as Worlds Inc.)
             (Exact name of registrant as specified in its charter)


              New Jersey                              22-184316
-------------------------------------          -------------------------------
(State or other jurisdiction of                  I.R.S. Employer ID No.
incorporation or organization)

                                 15 Union Wharf
                           Boston, Massachusetts 02109
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (617) 725-8900
                            -------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES     X          NO
                                       -----------         ---------


As of May 12, 2000, 18,930,128 shares of the Issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    YES                NO      X
                                        -----------       ----------

                                      INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

     Balance Sheet at March 31, 2000                                        3

     Statements of Operations for the Three Months Ended
        March 31, 1999 and 2000                                             4

     Statement of Stockholders' Equity (Deficit) for the
        Period from December 31, 1998 to March 31, 2000                     5

     Statements of Cash Flows for the Three Months
        Ended March 31, 1999 and 2000                                       6

     Notes to Financial Statements                                        7 - 8

                                Worlds.com, Inc.

                                  BALANCE SHEET

                                 March 31, 2000
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                  $   2,707,163
    Private placement proceeds receivable                          1,255,373
    Accounts receivable                                              136,706
    Prepaid expenses and other current assets                         64,941
    Inventories                                                      259,146
                                                               -------------
         Total current assets                                      4,423,329

PROPERTY, EQUIPMENT AND SOFTWARE
    DEVELOPMENT, NET OF ACCUMULATED
    DEPRECIATION AND AMORTIZATION                                  1,243,502

INTANGIBLE ASSET                                                     944,334
                                                               -------------
                                                               $   6,611,165

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                           $     755,473
    Accrued expenses                                                 744,900
    Deferred revenue                                                 519,936
    Current maturities of notes payable                            2,064,995
                                                                ------------
         Total current liabilities                                 4,085,304

LONG-TERM PORTION, NOTES PAYABLE                                      56,671
                                                                ------------
         Total liabilities                                         4,141,975

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value - authorized, 65,000,000
       shares; issued, 18,930,128 shares                              18,929
    Additional paid-in capital                                    17,133,408
    Accumulated deficit                                          (14,683,147)
                                                                 -----------
                                                                   2,469,190
                                                                ------------
                                                               $   6,611,165
                                                               =============
The accompanying notes are an integral part of this statement.

                                Worlds.com, Inc.

                            STATEMENTS OF OPERATIONS

                          Three months ended March 31,
                                   (unaudited)





                                                1999                  2000
                                             ----------            ----------

Net revenues                                $   35,177           $    180,023

Costs and expenses

    Cost of revenues                           21,464                  69,951
    Selling, general and administrative       615,815               2,091,689
                                            ---------              ----------

         Operating loss                      (602,102)             (1,981,617)
                                             --------              ----------

Other income (expense)
    Interest income                            12,786                  15,751
    Interest expense                          (38,922)                (42,629)
                                            ---------            ------------

         NET LOSS                           $(628,238)            $(2,008,495)
                                             ========              ==========

Loss per share (basic and diluted)              $(.04)                  $(.11)
                                                 ====                    ====

Weighted average common shares outstanding
    Basic and diluted                      17,918,531              17,776,845
                                           ==========              ==========





The accompanying notes are an integral part of these statements.

                                Worlds.com, Inc.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 Period from December 31, 1998 to March 31, 2000
                                   (unaudited)


                                                                                        Deficit
                                                                                       accumulated                        Total
                                                Common stock            Additional      during the                     stockholders
                                           -------------------------     paid-in       development       Treasury        equity
                                              Shares        Amount       capital          stage            stock       (deficit)
                                           -----------  ------------  -------------    ------------        ------------------------
Balance, December 31, 1998                  18,031,996     $18,032     $  8,401,970    $  (9,335,152)     $(64,743)   $   (979,893)

Issuance of warrants for
  consulting services (April 1999)                                          465,000                                        465,000
Contribution of 1,500,000 shares
  by founders to treasury (April 1999)
  and subsequent cancellation               (1,500,000)     (1,500)           1,500
Exercise of stock options (April 1999)          75,000          75           74,925                                         75,000
Issuance of shares for content supply
  agreement (June 1999)                         93,750          93          374,907                                        375,000
Issuance of shares to agent for
  content supply agreement (July 1999)          50,000          50          199,950                                        200,000
Sale of shares in private offering
  memorandum, net (June through
  September 1999)                              892,500         893        3,263,081                                      3,263,974
Issuance of options for consulting
  services and software development
  costs (August and September 1999)                                         368,230                                        368,230
Issuance of shares for legal and
  consulting services (September 1999)          20,000          20           79,980                                         80,000
Cancellation of treasury shares
  (September 1999)                            (113,465)       (113)         (64,630)                        64,743
Exercise of warrants (November 1999)            95,000          95           94,905                                         95,000
Issuance of shares for content
  supply agreement (December 1999)              93,750          93          374,907                                        375,000
Net loss for the year ended
  December 31, 1999                                                                       (3,339,500)                   (3,339,500)
                                       ---------------    --------      -----------       ----------     ---------     -----------

Balance, December 31, 1999                  17,738,531      17,738       13,634,725      (12,674,652)        -             977,811

Exercise of stock options
   (March 2000)                                215,000         215          135,285                                        135,500
Sale of shares in private
  offering memorandum, net
  (March 2000)                                 976,597         976        3,242,981                                      3,243,957
Issuance of stock options for
  consulting and advertising services                                       120,417                                        120,417
  (March 2000)
Net loss for the three months
  ended March 31, 2000                                                                   (2,008,495)                    (2,008,495)
                                       ---------------    --------      -----------       ----------     ---------     -----------

Balance, March 31, 2000                     18,930,128     $18,929      $17,133,408     $(14,683,147)   $     -        $ 2,469,190
                                       ===============    ========      ===========     =============   ==========     ===========



The accompanying notes are an integral part of this statement.

                                Worlds.com, Inc.

                            STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                   (unaudited)


                                                                                            1999                    2000
                                                                                        ------------            --------
Cash flows from operating activities
    Net loss                                                                             $  (628,238)            $(2,008,495)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization                                                         50,000                 337,100
        Consulting and advertising expense related to the issuance
           of stock options                                                                                          120,417
        Changes in operating assets and liabilities
           Private placement proceeds receivable                                                                  (1,255,373)
           Accounts receivable                                                                                        40,509
           Inventories                                                                        21,464                 (37,635)
           Prepaid expenses and other current assets                                          27,353                   9,729
           Accounts payable and accrued expenses                                              56,078                 318,893
           Deferred revenue                                                                                           19,936
                                                                                        ------------            ------------
         Net cash used in operating activities                                              (473,343)             (2,454,919)
                                                                                         ------------             ----------
Cash flows from investing activities
   Acquisition of property and equipment                                                                             (38,555)
   Additions to software development costs                                                  (214,000)
                                                                                         -----------
         Net cash used in investing activities                                              (214,000)                (38,555)
                                                                                         ------------           ------------
Cash flows from financing activities
    Proceeds from sale of common stock in private offering memorandum                                              3,243,957
    Proceeds from exercise of options                                                                                135,500
                                                                                         ------------             -----------
         Net cash provided by financing activities                                                                 3,379,457
                                                                                         -----------              ----------
         Net increase (decrease) in cash and cash equivalents                               (687,343)                885,983
Cash and cash equivalents, beginning of period                                             1,581,764               1,821,180
                                                                                         -----------              ----------

Cash and cash equivalents, end of period                                                 $   894,421             $ 2,707,163
                                                                                         ===========             ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                            $       -              $       -
     Income taxes                                                                                -                      -

Noncash investing and financing activities:
  Issuance of an option to purchase 73,245 shares of common stock at $3.87 per share to the placement agent in connection with the private placement in March 2000.

  Issuance of stock options for consulting and advertising services of $120,417 in the period ended March 31, 2000.

The accompanying notes are an integral part of these statements.

                                Worlds.com, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     Nature of Business

     The Company designs, develops and markets three-dimensional ("3D") music-oriented Internet sites on the World Wide Web. These web sites utilize 3D technologies. The Company also sells music and sports-related merchandise through its website.

     Basis of Presentation

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the Company for the year ended December 31, 1999. In prior years, the Company was classified as a development stage enterprise.

     Software Development Costs

     In accordance with the provisions of Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs incurred by the Company subsequent to establishing technological feasibility of the resulting product or enhancement and until the product is available for general release to customers are capitalized and carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based on estimates of future revenues to be derived from the sale of the software product reduced by the costs of completion and disposing of the product.

     $214,000 was capitalized and included in property, equipment and software development during the period ended March 31, 1999. No costs were capitalized in the first quarter of 2000. Amortization of the costs capitalized commenced in the first quarter of 1999, based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. All software development costs are being amortized over a period of three years. Amortization expense charged to operations for the periods ended March 31, 1999 and 2000 was $14,000 and $113,000, respectively.

                                Worlds.com, Inc.

                             March 31, 2000 and 1999



NOTE 1 (continued)

     Loss Per Share

     Basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. The common stock equivalents, which would arise from the exercise of stock options and warrants, are excluded from calculation of diluted loss per share since their effect is antidilutive. Therefore, the amounts reported for basic and diluted loss per share are the same.

     Stock-Based Compensation

     In the first quarter of 2000, the Company granted options to purchase an aggregate of 1,028,500 shares of common stock to directors, officers and employees of, and certain consultants to the Company at exercise prices ranging from $3.00 to $9.00. In connection with options issued to nonemployees, the Company recorded consulting and advertising expense of approximately $120,000 for the fair market value of the options using the Black-Scholes calculation.

NOTE 2 - GOING CONCERN

     As discussed in Note 3, the Company completed a private placement during the first quarter of 2000, raising net proceeds of $3,243,957. In April of 2000, the Company raised an additional $500,000 through another private placement of 142,045 shares of common stock.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease operations.

     These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - PRIVATE PLACEMENT

     On March 31, 2000, the Company sold 976,597 shares of common stock through a private placement. In connection with the Private Placement, the placement agent received an option to purchase 73,245 shares of the Company's common stock at $3.87 per share for five years. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,243,957.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations


                           Forward Looking Statements

     This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations; changes in technology and the development of new technology; foreign currency fluctuations; reductions in sales to any significant customers; changes in sales mix; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. See Exhibit 99, "Risk Factors" in our 10-KSB for the year ended December 31, 1999. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

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

          o access information on various recording artists, concert schedules and other music-related and nonmusic-related information;

          o    view new music videos by leading recording artists;

          o listen to selections from newly released CDs by numerous recording artists;

          o    purchase music and recording artist-related merchandise online;
               and

          o    enter pay-access areas as a VIP subscriber.

         Revenues

         We generate revenues in the following manner:

          o sales of music and sports related products through our 35 e-commerce web sites which essentially are artist-specific online stores and include sites such as DavidBowieStore.com, RickyMartinStore.com, U2Store.com, EltonJohnStore.com and BruceSpringsteenStore.com, among others.

          o    the production of 3D promotion sites for third parties;

          o VIP subscriptions to our Worlds Ultimate 3-D Chat service and services that we provide to Freeserve and Roadrunner;

          o development and operation of 3D chat and entertainment sites for third parties;

          o    on-line advertising revenues; and

          o    e-commerce commissions and fees.

     During the first quarter of 2000, we began to generate increasing advertising revenue through our relationship with Freeserve. We expect our advertising and related revenue to grow as we add advertising to our 3D chat sites on Freeserve and continue to receive advertising revenue from our 2D sites.

     We also expect to see our revenue grow as we rollout 3D entertainment sites we are developing with e-New Media and ShinWon Telecom.

     Our VIP subscriptions are continuing to grow in 2000. Our subscriptions for the first quarter of 2000 were higher than the first three quarters of 1999 combined.

          Expenses

     We classify our expenses into two broad groups:

          o    cost of revenues; and

          o    selling, general and administration.

     During the first quarter of 2000, we continued with the implementation of our new business plan. Significant expenditures were incurred in connection with:

          o    the commercialization of our Gamma technology;

          o    maintaining our new e-commerce sites; and

          o building a management team to develop the infrastructure required to handle and promote rapid growth.

     Software development costs, consisting primarily of salaries and related expenses, incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, we will capitalize software development costs at such time as the technological feasibility of the product has been established and until the product is available for general release to customers. We began capitalizing our software costs in the fourth quarter of 1998 with the commercial release of three products, AnimalHouse.com, BowieWorld and Worlds Ultimate 3D Chat. For the three months ended March 31, 2000, we did not capitalize any software development expenditures.

Results of Our Operations

     The following data extracted from the attached unaudited financial statements compares the results of our operations for the three months ended March 31, 2000 to the three months ended March 31, 1999.

                                                Three Months Ended March 31,
                                                1999                  2000
                                             --------------    ---------------

Net Revenues                                 $   35,177         $    180,023
Costs and expenses:
          Costs of revenues                     (21,464)             (69,951)
         Selling, general and administrative   (615,815)          (2,091,689)
                  Operating loss               (602,102)          (1,981,617)
Other income (expenses):
         Interest income                         12,786               15,751
         Interest expense                       (38,922)             (42,629)
Net loss                                     $ (628,238)        $ (2,008,495)

Three months ended March  31, 2000 compared to three months ended March 31, 1999

     We continued generating advertising revenue in the first quarter of 2000 through our relationship with Freeserve. We also realized other royalty revenues by licensing our technology to third parties. Our first quarter of 2000 revenues were $180,023, compared to revenues of $ 35,177 during the first quarter of 1999, an increase of 411%. Compared to the last quarter of 1999 our revenues decreased by 32% due to seasonality of our E-Commerce merchandise business.

     Selling, general and administrative expenses were $2,091,689 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 of $615,815. This represented an increase of $1,475,874. This increase was attributable to higher costs associated with building a new management team to develop the infrastructure required to handle and promote rapid growth, implementation of our contractual relationships with our strategic partners, increasing the number of and maintaining our new e-commerce sites and legal and professional fees.

     Other income included $15,751 of interest income for the three months ended March 31, 2000 earned from the remainder of the proceeds of our share offerings as compared to $12,786 for the three months ended March 31, 1999. Other expenses included interest expense of $42,629 directly attributable to our predecessor's notes payable for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 1999 was $38,922.

     As a result of the foregoing we incurred a net loss of $2,008,495 for the three months ended March 31, 2000, compared to a loss of $628,238 for the three months ended March 31, 1999, an increase of $1,380,257.

Liquidity and Capital Resources

     At March 31, 2000, we had working capital of $338,025 and cash and cash equivalents in the amount of $2,707,163. At March 31,2000 we had proceeds from a private placement in transit of $1,255,373. Included in the working capital calculation is a convertible promissory note payable to one of our stockholders (maturing December 3, 2000) for $1,685,000, and a note payable to such stockholder (maturing December 2000) for $250,000.

     At March 31, 2000, our total liabilities were $4,141,975, including the current term portion of notes payable of $2,064,995.

     In March 2000, we consummated a private placement, selling an aggregate 976,597 shares of common stock. Each share cost $3.52. We raised net proceeds of $3,243,957.

     In April 2000, we entered into agreements with four investors to sell an aggregate of 142,045 shares of common stock at $3.52 per share. From the $500,000 total offering price, aggregate net proceeds to us from these sales were $465,000.

     Our capital requirements relating to the commercialization of our technology and the development of our web sites and related content have been and will continue to be significant. Commercialization will require capital resources greater than what we have now currently available to us. During the periods that we experience net losses, we expect to be dependent upon sales of our capital stock and debt securities to finance our working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that our existing capital resources will satisfy our capital requirements through at least November 2000. However, if our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. Accordingly, we will need to raise additional capital during 2000, which may be in the form of equity or debt financing. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, we will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on our business, including possibly requiring us to significantly curtail or cease operations.

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

                            PART II OTHER INFORMATION

Item 2(c). Unregistered Securities

Private Placement March 31, 2000

     On March 31, 2000, we consummated an agreement to sell an aggregate of 976,597 shares of common stock pursuant to Regulation S. The shares of common stock were sold by Hoodless Brennan & Partners, plc to ten non-U.S. principals at $3.52 per share, less a discount of 5%. The total offering price was $3,437,622 with net proceeds to us of $3,243,957, which includes approximately $21,000 in fees invoiced after March 31, 2000. In connection with the offering, we issued a five-year Purchase Option to purchase an aggregate of 73,245 shares of common stock at $3.87 per share to Hoodless Brennan.

Purchaser                     Shares               Price             Proceeds
---------                     ------               -----             --------

Robert Newman                 262,290               $3.52          $923,260.00
Archdream Ltd.                252,804                3.52           889,870.00
Atalanta Finance Ltd.          71,023                3.52           250,000.00
Netvest.com Plc                74,751                3.52           263,122.00
Bracken Partners               22,450                3.52            79,025.00
Barry Gold                     11,264                3.52            39,650.00
Peter Old                      45,068                3.52           158,640.00
VoyagerIT.com                 203,121                3.52           714,985.00
Marmara Resources SA           22,577                3.52            79,470.00
Pierson Resources              11,250                3.52            39,600.00
                      ---------------------                  -----------------
              Total           976,597                            $3,437,622.00

     On April 7, 2000, we entered into agreements with four investors to sell an aggregate of 142,045 shares of common stock pursuant to Section 4(2) of the Securities Act at $3.52 per share. As compensation for these subscriptions we paid another agent, International Capital Growth, Ltd. a commission of 7%. From the $500,000 total offering price, aggregate net proceeds to us from these sales were $465,000.

Private placement April 7, 2000

Purchaser                      Shares               Price             Proceeds
---------                      ------               -----             --------

Cehoff Opportunity Fund        56,818               $3.52             $200,000
Primo Capital Growth Fund      28,409                3.52              100,000
Rosebud Internet Fund          28,409                3.52              100,000
Ecom Growth Fund               28,409                3.52              100,000
                         ------------                                 --------
               Total          142,045                                 $500,000

     At the March 17, 2000 Board Meeting, the Board ratified grants of stock options to directors, officers and employees of the Company and to certain consultants and vendors at prices ranging from $3.00 to $9.00.

                                                     Number          Exercise
           Name                                     of shares         Price
           ----                                     ---------        --------

           Steven Chrust                              187,500        $6.00
                                                       50,000         6.00
                                                       50,000         9.00

           Thom Kidrin                                125,000         5.68
                                                       25,000         6.00
                                                       25,000         9.00

           Debra Sito                                  31,250         5.68

           Noel Kimmel                                 31,250         5.68

           Hal Trencher                               100,000         4.00
                                                       25,000         6.00
                                                       25,000         9.00

           Ignition Inc.                               15,000         4.00
                                                        3,000         4.00

           Credo                                       75,000         3.00

           Marty Scott                                100,000         4.00
                                                       25,000         6.00
                                                       25,000         9.00

           Chris Ryan                                  65,000         4.00
                                                       25,000         6.00
                                                       10,000         9.00

           Todd Greene                                  1,500         4.00

           Christina Oltmer                             2,000         4.00

           Brendan Whelan                               2,000         4.00

           RDA Designs                                  5,000         4.00

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                           WORLDS.COM INC.
                                              (Registrant)

                                              /s/ Thomas Kidrin
                                              ------------------------------
                                              Thomas Kidrin
                                              Chief Executive Officer

                                             /s/ Christopher Ryan
                                             ------------------------------
                                             Christopher Ryan
                                             Vice President-- Finance
                                             (Principal Financial Officer)