Form 10QSB
period 2000-06-30
WORLDS COM INC
filed 2000-08-17
CIK 1961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended June 30, 2000

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


As of August 15, 2000, 19,110,229 shares of the Issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    YES                NO      X
                                        -----------       ----------

                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements



                                      INDEX

                                                                   Page
                                                                  ------
PART I. FINANCIAL INFORMATION

     Balance Sheet at June 30, 2000                                F-2

     Statements of Operations for the Three
        Months and Six Months June 30, 1999 and 2000               F-3

     Statement of Stockholders' Equity (Deficit) for the
        Period from December 31, 1998 to June 30, 2000             F-4

     Statements of Cash Flows for the Six Months
        Ended June 30, 1999 and 2000                               F-5

     Notes to Financial Statements                              F-6 - F-8

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                                Worlds.com Inc.

                                  BALANCE SHEET

                                  June 30, 2000
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                   $   1,862,128

    Accounts receivable                                               294,711
    Prepaid expenses and other current assets                          48,045
    Inventories                                                       318,887
                                                                -------------
         Total current assets                                       2,523,771
PROPERTY, EQUIPMENT AND SOFTWARE
    DEVELOPMENT, NET                                                1,058,107
INTANGIBLE ASSET, NET                                                 754,487
                                                                -------------
                                                                $   4,336,365
                                                                =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                            $     658,235
    Accrued expenses                                                  677,547
    Deferred revenue                                                  585,675
    Current maturities of notes payable                             2,074,994
                                                                -------------
         Total current liabilities                                  3,996,451

LONG-TERM PORTION, NOTES PAYABLE                                       46,672
                                                                -------------
         Total liabilities                                          4,043,123

COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value - authorized,
       65,000,000 shares; issued, 19,104,177 shares                    19,103
    Additional paid-in capital                                     17,484,048
    Accumulated deficit                                           (17,209,909)
                                                                -------------
                                                                      293,242
                                                                -------------
                                                                $   4,336,365
                                                                =============

The accompanying notes are an integral part of this statement.

                                Worlds.com Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                Three Months                Six Months
                                ended June 30,             ended June 30,
                                  1999        2000          1999        2000
                           ------------  ------------  -----------  -----------

Net revenues               $     57,748  $    333,741  $    92,925  $   513,764

Costs and expenses

    Cost of revenues             48,891       142,361       70,355      212,312
    Selling, general and
      administrative            809,680     2,727,300    1,425,495    4,818,989
                           ------------  ------------  -----------  -----------

         Operating loss        (800,823)   (2,535,920)  (1,402,925)  (4,517,537)
                           ------------  ------------  -----------  -----------

Other income (expense)
    Interest income               5,180        52,302       17,966       68,053
    Interest expense            (30,000)      (43,144)     (68,922)     (85,773)
                           ------------  ------------  -----------  -----------

         NET LOSS          $   (825,643) $ (2,526,762) $(1,453,881) $(4,535,257)
                           ============  ============  ===========  ===========

Loss per share (basic and
   diluted)                $       (.05) $       (.13) $      (.08) $      (.25)
                           ============  ============  ===========  ===========

Weighted average common
   shares outstanding
    Basic and diluted        16,723,298    19,085,668   17,304,288   18,431,257
                           ============  ============  ===========  ===========




The accompanying notes are an integral part of these statements.

                                                 Worlds.com Inc.
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  Period from December 31, 1998 to June 30, 2000
                                                    (unaudited)
                                                                                          Deficit
                                                                                         accumulated                   Total
                                                      Common stock          Additional   during the                  stockholders'
                                                 ------------------------     paid-in    development    Treasury       equity
                                                   Shares        Amount       capital      stage         stock        (deficit)
                                                 ----------  ------------ ------------- ------------- ------------  ------------
Balance, December 31, 1998                       18,031,996  $    18,032  $  8,401,970  $ (9,335,152) $   (64,743) $  (979,893)

Issuance of warrants for
  consulting services (April 1999)                     -            -          465,000          -            -         465,000
Contribution of 1,500,000 shares by
  founders to treasury (April 1999)
  and subsequent cancellation                   (1,500,000)      (1,500)         1,500          -
Exercise of stock options (April 1999)               75,000           75        74,925          -            -          75,000
Issuance of shares for content supply
  agreement (June 1999)                              93,750           93       374,907          -            -         375,000
Issuance of shares to agent for content
  supply agreement (July 1999)                       50,000           50       199,950          -            -         200,000
Sale of shares in private offering
  memorandum, net (June through
  September 1999)                                   892,500          893     3,263,081          -            -       3,263,974
Issuance of options for consulting
  services and software development
  costs (August and September 1999)                    -            -          368,230          -            -         368,230
Issuance of shares for legal and
  consulting services (September 1999)               20,000           20       79,980     `     -            -          80,000
Cancellation of treasury shares
  (September 1999)                                 (113,465)        (113)      (64,630)         -          64,743
Exercise of warrants (November 1999)                 95,000           95        94,905          -            -          95,000
Issuance of shares for content supply
  agreement (December 1999)                          93,750           93       374,907          -            -         375,000
Net loss for the year ended
  December 31, 1999                                    -            -             -       (3,339,500)        -      (3,339,500)
                                               ------------  -----------   -----------   -----------   ----------  -----------

Balance, December 31, 1999                       17,738,531       17,738    13,634,725   (12,674,652)        -         977,811
                                               ------------  -----------   -----------   -----------   ----------  -----------

Exercise of stock options (March 2000)              215,000          215       135,285          -            -         135,500
Sale of shares in private offering
  memorandum, net (March 2000)                      976,597          976     3,242,981          -            -       3,243,957
Issuance of stock options for consulting
  and advertising services (March
  through June 2000)                                    -             -        138,231          -            -         138,231
Sale of shares in private offering
  memorandum, net (April 2000)                      142,049          142       464,858          -            -         465,000
Adjustment to capitalized software for
  options not issued (June 2000)                       -              -       (200,000)         -            -        (200,000)
Issuance of shares for Inventory
  (April 2000)                                       32,000           32        67,968          -            -          68,000
Net loss for the six months ended
  June 30, 2000                                        -              -           -       (4,535,257)        -      (4,535,257)
                                               ------------  -----------   -----------   -----------   ----------  -----------

Balance, June 30, 2000                           19,104,177  $    19,103  $ 17,484,048  $(17,209,909) $      -     $   293,242
                                               ============  ===========  ============  ============  ===========  ===========

The accompanying notes are an integral part of this statement.

                                                 Worlds.com Inc.

                                             STATEMENTS OF CASH FLOWS

                                             Six months ended June 30,
                                                    (unaudited)
                                                                  1999            2000
                                                              ------------   ------------
Cash flows from operating activities
    Net loss                                                  $ (1,453,881)  $ (4,535,257)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                              105,114        672,389
        Consulting and advertising expense
           related to the issuance of stock options                   -           138,231
        Changes in operating assets and liabilities

           Accounts receivable                                     (19,918)      (117,496)
           Inventories                                             (28,536)       (29,376)
           Prepaid expenses and other current assets              (117,121)        26,625
           Accounts payable and accrued expenses                   472,081        154,302
           Deferred revenue                                                        85,675
                                                              ------------    -----------
         Net cash used in operating activities                  (1,042,261)    (3,604,907)
                                                              ------------    -----------
Cash flows from investing activities
   Acquisition of property and equipment                           (14,000)       (65,238)
   Additions to software development costs                        (439,000)      (133,364)
                                                              ------------    ------------
         Net cash used in investing activities                    (453,000)      (198,602)
                                                              -------------   -----------
Cash flows from financing activities
    Proceeds from sale of common stock in
      private offering memorandum                                2,376,114      3,708,957
    Proceeds from exercise of options                               75,000        135,500
                                                              ------------    -----------
         Net cash provided by financing activities               2,451,114      3,844,457
                                                              -------------   -----------
         Net increase (decrease) in cash and cash
           equivalents                                             955,853         40,948
Cash and cash equivalents, beginning of period                   1,581,764      1,821,180
                                                              ------------    -----------

Cash and cash equivalents, end of period                     $   2,537,617    $ 1,862,128
                                                              ============     ==========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                $       -        $      -
     Income taxes                                                    -               -

Noncash investing and financing activities:

   Issuance of an option to purchase 73,245 shares of common stock at $3.87 per share to the placement agent in connection with the private placement in March 2000.

   Issuance of stock options for consulting and advertising services of $138,231 in the period ended June 30, 2000.

   Issuance of stock valued at $68,000 for Inventory in April 2000.

The accompanying notes are an integral part of these statements.

                                Worlds.com Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     Nature of Business

     The Company is a 3D entertainment and e-commerce portal which uses proprietary technology to offer visitors a network of virtual multi-user environments. The Company develops software, content and related technology for the creation of interactive, three-dimensional Internet websites. It creates its own sites as well as sites available through third-party online service providers.

     Basis of Presentation

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures have been prepared in accordance with generally accepted accounting principles to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the Company for the year ended December 31, 1999. In prior years, the Company was classified as a development stage enterprise.

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

     $439,000 was capitalized and included in property, equipment and software development during the period ended June 30, 1999 and approximately $133,000 was capitalized in the period ending June 30, 2000. During the period ended June 30, 2000 an adjustment was made to reduce capitalized software by $200,000 for options that were not issued. Amortization of the costs capitalized commenced in the first quarter of 1999, based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. All software development costs are being amortized over a period of three years. Amortization expense charged to operations for the periods ended June 30, 1999 and 2000 was $46,000 and $119,000, respectively.

                                Worlds.com Inc.

                             June 30, 2000 and 1999


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

     Stock-Based Compensation

     In the first quarter of 2000, the Company granted options to purchase an aggregate of 1,028,500 shares of common stock to directors, officers and employees of, and certain consultants to the Company at exercise prices ranging from $3.00 to $9.00. In connection with options issued to nonemployees, the Company recorded consulting and advertising expense of approximately $138,000 for the fair market value of the options using the Black-Scholes calculation.

     In April 2000, the Company issued 32,000 shares of common stock to an employee in connection with an inventory purchase agreement.

NOTE 2 - GOING CONCERN

     As discussed in Note 3, the Company completed a private placement during the first quarter of 2000, raising net proceeds of $3,243,957. In April of 2000, the Company raised an additional $465,000 through another private placement of 142,049 shares of common stock.

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

                             June 30, 2000 and 1999


NOTE 3 - PRIVATE PLACEMENT

     On March 31, 2000, the Company sold 976,597 shares of common stock through a private placement. In connection with the Private Placement, the placement agent received an option to purchase 73,245 shares of the Company's common stock at $3.87 per share for five years. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,243,957.

     On April 7, 2000, the Company sold 142,049 shares of common stock through a private placement. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $465,000.

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

Corporate Background

     Our predecessor was formed in April 1994 to design, develop and commercialize 3D multi-user tools and technologies for the Internet market. From inception through 1997, our predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, custom production work, and research and development. In the third quarter of 1996, our predecessor launched its first commercial user-oriented 3D chat site, Worlds Chat 1.0, and began selling the client interface software through direct sales channels. These sales were nominal. In October 1996, our predecessor introduced its first commercial toolset for developing 3D multi-user applications. In the first quarter of 1997, our predecessor became insolvent and terminated most of its personnel. We thereafter acquired the enterprise through the contemporaneous mergers in December 1997 of our predecessor with and into Worlds Acquisition Corp., a Delaware corporation formed in April 1997 and of Worlds Acquisition Corp. with and into Academic Computer Systems, Inc., a New Jersey corporation. Academic Computer Systems changed its name to Worlds Inc. after their mergers. In December 1999, we changed our name from Worlds Inc. to Worlds.com Inc. in order to better reflect our business as a consumer Internet web site that offers virtual "worlds" in which consumers interact, conduct e-commerce and receive entertainment.

Overview

     Worlds.com is a leading 3D entertainment and e-commerce portal which leverages our proprietary technology to offer visitors a network of virtual, multi-user environment which we call "worlds". Worlds are visually engaging online communities where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

     In support of our portal and our overall business strategy, we design and develop software, content and related technology for the creation of interactive, three-dimensional Internet web sites. Using our technology, we create our own Internet sites, as well as sites available through third-party online service providers, such as British Telecommunications, Freeserve, the largest Internet service provider in the United Kingdom, and Time Warner's Road Runner service, one of the two largest cable-modem based Internet service providers in the United States.

     During the fourth quarter of 1998, we completed the development of our Gamma development tool kit. This technology is the foundation of our existing and planned product offerings. In early 1999, we embarked on our strategy to commercialize our technology. We are following an aggressive growth strategy by rapidly exploiting our technology to create 3D chat, entertainment, information and e- commerce sites for our company and for third parties. We seek to establish Worlds.com as the leading producer of 3D portals, web sites and content.

     Revenues

     Historical revenues prior to 1998 were generated by our predecessor primarily through production service activities and sales of technology licenses. Following our strategy, we generate revenues in the following manner:

     o sales of music and sports related products through our 41 e-commerce web sites which essentially are artist-specific online stores and include sites such as DavidBowieStore.com, RickyMartinStore.com, U2Store.com,
EltonJohnStore.com and BruceSpringsteenStore.com, among others;

     o        the production of 3D promotion sites for third parties;

     o VIP subscriptions to our Worlds Ultimate 3-D Chat service and services that we provide to Freeserve and Roadrunner;

     o development and operation of 3D chat and entertainment sites for third parties;

     o        on-line advertising revenues; and

     o        e-commerce commissions and fees.

     To date, we have used our technology to develop numerous 3D chat sites and promotional sites and related products for our company and third parties. We have also been actively pursuing strategic alliances with a number of companies that can provide exposure and distribution of our products and technology. We recently entered into agreements with six major companies in the Internet arena, including Excite@Home, Road Runner and Freeserve, among others, under which we produce 3D sites and related products. We are also in negotiations with other entities for numerous additional projects. No assurance can be given that any negotiations will lead to the consummation of any additional agreements.

     During 1999, we put an experienced management team in place to manage the expected growth in our businesses in 2000. We expect our e-commerce sales to grow as we add music and sports related as well as other online stores at an anticipated rate of four a quarter.

     During the first quarter of 2000, we began to generate increased advertising revenue through our relationship with Freeserve. We expect our advertising and related revenue to grow as we add advertising to our 3D chat sites and continue to receive advertising revenue from our 2D sites.

     We also expect to see our revenue grow as we rollout 3D entertainment sites we are developing with e-New Media and British Telecom.

     Our VIP subscriptions are continuing to grow in 2000.

     Expenses

     We classify our expenses into two broad groups:

     o        cost of revenues; and

     o        selling, general and administration.

     During the second quarter of 2000, we continued the implementation of our new business plan. Significant expenditures were incurred in connection with:

     o     the commercialization of our Gamma technology;

     o     the advertising and marketing campaign;

     o     maintaining our new e-commerce sites; and

     o developing the infrastructure required to handle and promote rapid growth.

     Software development costs, consisting primarily of salaries and related expenses, incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board (FASB) Statement No. 86. In accordance with FASB 86, we will capitalize software development costs at such time as the technological feasibility of the product has been established. We began capitalizing our software costs in the fourth quarter of 1998 with the commercial release of three products, AnimalHouse.com, BowieWorld and Worlds Ultimate 3D Chat. For the six months ended June 30, 2000, we capitalized $133,000 in software development expenditures. During the six months ended June 30, 2000 an adjustment was made to reduce capitalized software by $200,000 for options that were not issued.

Results of Our Operations

     The following data extracted from our unaudited financial statements compares the results of our operations for the three months ended June 30, 2000 to the three months ended June 30, 1999. The unaudited financial statements below also compares the results of our operations for the six months ended June 30, 2000 to the six months ended June 30, 1999.


                                                Three Months Ended June 30,           Six Months ended June 30,
                                                ---------------------------           -------------------------
                                                        (unaudited)                          (unaudited)
                                                  1999                2000              1999               2000
                                           ------------------  ------------------  -----------------  ----------------
Net revenues                                $        57,748      $      333,741    $        92,925     $     513,764
Costs and expenses:

     Cost of revenues                               (48,891)           (142,361)           (70,355)         (212,312)
     Selling, general and                          (809,680)         (2,727,300)        (1,425,495)       (4,818,989)
     administrative


          Operating loss                           (800,823)         (2,535,920)        (1,402,925)       (4,517,537)


Other income (expenses):

     Interest income                                  5,180              52,302             17,966            68,053
     Interest expense                               (30,000)            (43,144)           (68,922)          (85,773)


        Net loss                                  $(825,643)        $(2,526,762)       $(1,453,881)      $(4,535,257)



Three months ended June 30, 2000 compared to three months ended June 30, 1999

     We saw an increase in all revenue categories. We continued to realize other royalty revenues by licensing our technology to third parties. In the second quarter of 2000 revenues were $333,741 compared to revenues of $57,748 during the second quarter of 1999, an increase of 478%. Compared to the first quarter of 2000 our revenues increased by 85% primarily due to royalty and related revenues from licensing our technology and our e-commerce business.

     Selling, general and administrative expenses were $2,727,300 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 of $809,680. This represented an increase of $1,917,620. This increase was attributable to higher costs associated with building a new management team to develop the infrastructure required to handle and promote rapid growth, implementation of our contractual relationships with our strategic partners, increasing the number of and maintaining our new e-commerce sites, implementing an advertising and marketing campaign and legal and professional fees.

     Other income included $52,302 of interest income for the three months ended June 30, 2000 earned from the remainder of the proceeds of our share offerings as compared to $5,180 for the three months ended June 30, 1999. Other expenses included interest expense of $43,144 directly attributable to our predecessor's notes payable for the three months ended June 30, 2000. Interest expense for the three months ended June 30, 1999 was $30,000.

     As a result of the foregoing we incurred a net loss of $2,526,762 for the three months ended June 30, 2000, compared to a loss of $825,643 for the three months ended June 30, 1999, an increase of $1,701,119.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     For the six months ended June 30, 1999, revenue was derived only from VIP memberships and e- commerce. For the six months ended June 30, 2000 we had revenue from VIP memberships, e-commerce, advertising and royalty and related revenues from licensing our technology. In the six months ended June 30, 2000 revenues were $513,764 compared to revenues of $92,925 during the six months ended June 30, 1999, an increase of 453%.

     Selling, general and administrative expenses were $4,818,989 for the six months ended June 30, 2000 as compared to $1,425,495 for the six months ended June 30, 1999. This represented an increase of $3,393,494. This increase was attributable to higher costs associated with building a new management team to develop the infrastructure required to handle and promote rapid growth, implementation of our contractual relationships with our strategic partners, increasing the number of and maintaining our new e-commerce sites, implementing an advertising and marketing campaign and legal and professional fees.

     Other income included $68,053 of interest income for the six months ended June 30, 2000 earned from the remainder of the proceeds of our share offerings as compared to $17,966 for the six months ended June 30, 1999. Other expenses included interest expense of $85,773 directly attributable to our predecessor's notes payable for the six months ended June 30, 2000. Interest expense for the six months ended June 30, 1999 was $68,922.

     As a result of the foregoing we incurred a net loss of $4,535,257 for the six months ended June 30, 2000, compared to a loss of $1,453,881 for the six months ended June 30, 1999, an increase of $3,081,376.

Liquidity and Capital Resources

     At June 30, 2000, we had working capital deficit of $1,472,680 and cash and cash equivalents in the amount of $1,862,128. There are currently outstanding convertible promissory notes payable to three of our stockholders (maturing December 2000) for an aggregate of $1,685,000, and a note payable to one other stockholder (maturing December 2000) for $250,000.

     At June 30, 2000, our total liabilities were $4,043,123 including the current term portion of notes payable of $2,074,994.

     In April 2000, we entered into agreements with four investors to sell an aggregate of 142,049 shares of common stock at $3.52 per share. We raised aggregate net proceeds from these sales of $465,000.

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

     As a result of the Mergers, in 1997 we assumed our predecessor's liabilities of approximately $4.6 million, the majority of which have since been paid or renegotiated. At December 31, 1999, our total liabilities were $3,803,146, including the current term portion of notes payable of $2,054,996.

     Our capital requirements relating to the commercialization of our technology and the development of our web sites and related content have been and will continue to be significant. Commercialization will require capital resources greater than what we have now currently available to us. During the periods that we experience net losses, we expect to be dependent upon sales of our capital stock and debt securities to finance our working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that our existing capital resources will satisfy our capital requirements through at least November 2000. However, if our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. We will need to raise additional capital during 2001, which may be in the form of equity or debt financing. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, we will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on our business, including possibly requiring us to significantly curtail or cease operations.

Effect of Recent Accounting Pronouncements

     In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use or under Statement of Financial Accounting Standards 86 Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS 86). Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. Web site software is accounted for in accordance with SFAS 86, if the Company has a plan at the time that it is being developed to market the software externally or is developing such a plan. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. We have not yet determined the impact the adoption of EITF Issue No. 00-2 is expected to have on the financial statements of the Company.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB
25. We will adopt the Interpretation on July 1, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

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

                            PART II OTHER INFORMATION


Item 2.  Changes in Securities

         (c)      Recent sales of Unregistered Securities

                                     OPTIONS

     The following options were granted on July 17, 2000. One third of the total of each option vests on July 17, 2001, 2002 and 2003. The exercise price is $2.00 per share. All options expire on July 17, 2005. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration because the transactions did not involve any public offering.



           Grantee                          Number of Options
           -------                          -----------------

        Thom Kidrin                               80,000

        Thom Kidrin                               15,000

        Tom Saleh                                 75,000

        Debra Sito                                10,000

        Hal Trencher                              50,000

        Marty Scott                               20,000

        Chris Ryan                                50,000

        Frank Kane                                45,000

        Matt Goheen                               10,000

        Mike Sivak                                30,000

        Julie Renfro                              15,000

        Mike Marakovitz                           15,000

        Anne Johnson                              35,000

        Steve Palechek                            15,000

        Tulley Straub                             15,000

           Grantee                          Number of Options
           -------                          -----------------

        Paul Embry                                20,000

        Sean Waldron                              20,000

        Gary Tobin                                20,000

        Gail Mason (if she agrees                 65,000
        to become an employee)

        Jeremy Leader (if he                      65,000
        agrees to become an employee)

        Steven Chrust                             75,000

        Ken Locker                                15,000

        Bill Harvey                               15,000

        Steven Chrust                             15,000

        New outside Director (to                  50,000
        be named)


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27       Financial Data Schedule (June 30, 2000)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    August 15, 2000


                                        WORLDS.COM INC.


                                            /s/ Thomas Kidrin
                                        By: __________________________
                                            Thomas Kidrin
                                            President, CEO and Treasurer


                                           /s/ Christopher Ryan
                                        By:____________________________
                                           Christopher Ryan
                                           Chief Financial Officer and
                                           Principal Accounting Officer