Form 10QSB
period 2000-09-30
WORLDS COM INC
filed 2000-11-14
CIK 1961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

                For the Quarterly Period ended September 30, 2000

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission File number 0-24115


                                 WORLDS.COM INC.
                         (formerly known as Worlds Inc.)
                         (not affiliated with Worldcom, Inc.)
             (Exact name of registrant as specified in its charter)



         New Jersey                                       22-184316
-------------------------------                     -----------------------
(State or other jurisdiction of                     (I.R.S. Employer ID No.)
incorporation or organization)

                                 15 Union Wharf
                           Boston, Massachusetts 02109
                     -------------------------------------
                    (Address of principal executive offices)

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


As of November 14, 2000, 19,204,177 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):
               YES                NO      X

                                Worlds.com, Inc.

                                      INDEX
                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheet at September 30, 2000                                 3

     Statements of Operations for the Three Months and Nine Months
        Ended September 30, 1999 and 2000                                4

     Statement of Stockholders' Equity (Deficit) for the
        Period from December 31, 1998 to September 30, 2000              5-6

     Statements of Cash Flows for the Nine Months
        Ended September 30, 1999 and 2000                                7

     Notes to Financial Statements                                       8-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11-17

PART II - OTHER INFORMATION                                              18-20

                                Worlds.com, Inc.

                                  BALANCE SHEET

                               September 30, 2000
                                   (unaudited)

                                                            ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $    715,172

    Accounts receivable                                                 183,546
    Prepaid expenses and other current assets                           267,523
    Inventories                                                         344,363
                                                                   ------------
         Total current assets                                         1,510,604

DEPOSITS                                                                 25,000
PROPERTY, EQUIPMENT AND SOFTWARE
    DEVELOPMENT, NET OF ACCUMULATED
    DEPRECIATION AND AMORTIZATION                                     1,329,968
INTANGIBLE ASSET - NET                                                  708,763
                                                                   ------------
                                                                   $  3,574,335
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                               $  1,346,470
    Accrued expenses                                                    688,671
    Deferred revenue                                                    730,454
    Current maturities of notes payable                               2,084,993
                                                                   ------------
         Total current liabilities                                    4,850,588

LONG-TERM PORTION, NOTES PAYABLE                                         36,673
                                                                   ------------
         Total liabilities                                            4,887,261

COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value -
       authorized, 65,000,000 shares;
       issued, 19,204,177 shares                                         19,203
    Additional paid-in capital                                       17,662,162
    Accumulated deficit                                             (18,994,291)
                                                                   ------------
                                                                     (1,312,926)
                                                                   ------------
                                                                   $  3,574,335
                                                                   =============
The accompanying notes are an integral part of this statement.

                                Worlds.com, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                          Three months ended September 30, Nine months ended September 30,
                            1999                 2000         1999               2000
                          ----------          ------------  ----------         --------
Net revenues               $    148,682   $    404,946     $    241,607   $    918,710

Costs and expenses
    Cost of revenues             98,428        127,401          168,783        339,713
    Selling, general and
      administrative            962,228      2,032,432        2,852,723      6,851,421
                           ------------   ------------     ------------   ------------

         Operating loss        (911,974)    (1,754,887)      (2,779,899)    (6,272,424)
                           ------------   ------------     ------------   ------------

Other income (expense)
    Interest income              20,053         14,992           38,019         83,045
    Interest expense            (33,284)       (44,487)        (102,206)      (130,260)
                           ------------   ------------     ------------   ------------

         NET LOSS          $   (925,205)  $ (1,784,382)    $ (2,844,086)  $ (6,319,639)
                           ============   ============     ============   ============

Loss per share (basic
  and diluted)             $       (.06)  $       (.09)    $       (.16)  $       (.34)
                           ============   ============     ============   ============
Weighted average common
  shares outstanding
    Basic and diluted        16,083,709     19,204,177       17,300,203     18,690,777
                           ============   ============     ============   ============







The accompanying notes are an integral part of these statements.

                                Worlds.com, Inc.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               Period from December 31, 1998 to September 30, 2000
                                   (unaudited)

                                                                                   Common stock         Additional
                                                                            -------------------------    paid-in
                                                                              Shares          Amount     capital
                                                                            ----------------  --------  ----------
Balance, December 31, 1998                                                  18,031,996   $     18,032   $  8,401,970

Issuance of warrants for consulting services (April 1999)                                                    465,000
Contribution of 1,500,000 shares by founders to treasury (April 1999)
and subsequent cancellation                                                 (1,500,000)        (1,500)         1,500
Exercise of stock options (April 1999)                                          75,000             75         74,925
Issuance of shares for content supply agreement (June 1999)                     93,750             93        374,907
Issuance of shares to agent for content supply agreement (July 1999)            50,000             50        199,950
Sale of shares in private offering memorandum, net (June through
   September 1999)                                                            892,500             893      3,263,081
Issuance of options for consulting services and software development
   costs (August and September 1999)                                                                            368,230
Issuance of shares for legal and consulting services (September 1999)           20,000             20         79,980
Cancellation of treasury shares (September 1999)                              (113,465)          (113)       (64,630)
Exercise of warrants (November 1999)                                            95,000             95         94,905
Issuance of shares for content supply agreement (December 1999)                 93,750             93        374,907
Net loss for the year ended December 31, 1999
                                                                           -----------      -----------  -------------
Balance, December 31, 1999                                                  17,738,531         17,738     13,634,725

Exercise of stock options (March 2000)                                         215,000            215        135,285
Sale of shares in private offering memorandum, net (March 2000)                976,597            976      3,242,981
Issuance of stock options for consulting and advertising services                                            138,231
  (March 2000)
Sale of shares in private offering memorandum, net (April 2000)                142,049            142        464,858
Issuance of shares for Inventory (April 2000)                                   32,000             32         67,968
Adjustment to capitalize software for options                                                               (200,000)
Issuance of shares to agent for content supply agreement (July 2000)           100,000            100        143,650
Issuance of Stock options for consulting services (July through September                                     34,464
   2000
Net loss for the nine months ended September 30, 2000                       -----------      -----------  -------------

Balance, September 30, 2000                                                 19,204,177   $     19,203   $ 17,662,162
                                                                          ============   ============   ============

                                                        (Continued on next page)

The accompanying notes are an integral part of this statement.

                                Worlds.com, Inc.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               Period from December 31, 1998 to September 30, 2000
                                   (unaudited)
(continued)

                                                                             Deficit
                                                                           accumulated                        Total
                                                                           during the                     stockholders'
                                                                           development       Treasury        equity
                                                                             stage            stock        (deficit)
                                                                           -----------      -----------  -------------
Balance, December 31, 1998                                                $ (9,335,152)  $ (64,743) $   (979,893)

Issuance of warrants for consulting services (April 1999)                                               465,000
Contribution of 1,500,000 shares by founders to treasury (April 1999)
  and subsequent cancellation
Exercise of stock options (April 1999)                                                                   75,000
Issuance of shares for content supply agreement (June 1999)                                             375,000
Issuance of shares to agent for content supply agreement (July 1999)                                    200,000
Sale of shares in private offering memorandum, net (June through
  September 1999)                                                                                     3,263,974
Issuance of options for consulting services and software development                                    368,230
  costs (August and September 1999)
Issuance of shares for legal and consulting services (September 1999)                                   80,000
Cancellation of treasury shares (September 1999)                                            64,743
Exercise of warrants (November 1999)                                                                    95,000
Issuance of shares for content supply agreement (December 1999)                                        375,000
Net loss for the year ended December 31, 1999                               (3,339,500)             (3,339,500)
                                                                          ------------   ---------  ------------
Balance, December 31, 1999                                                 (12,674,652)                977,811

Exercise of stock options (March 2000)                                                                 135,500
Sale of shares in private offering memorandum, net (March 2000)                                      3,243,957
Issuance of stock options for consulting and advertising services                                      138,231
   (March 2000)
Sale of shares in private offering memorandum, net (April 2000)                                        465,000

Issuance of shares for Inventory (April 2000)                                                           68,000
Adjustment to capitalize software for options                                                         (200,000)
Issuance of shares to agent for content supply agreement (July 2000)                                   143,750
Issuance of Stock options for consulting services July through September                                34,464
   2000)
Net loss for the nine months ended September 30, 2000                       (6,319,639)             (6,319,639)
                                                                          ------------   ---------  ------------
Balance, September 30, 2000                                               $(18,994,291)       --    $ (1,312,926)
                                                                          ============   =========  ============



The accompanying notes are an integral part of this statement.

                                Worlds.com, Inc.

                            STATEMENTS OF CASH FLOWS

                         Nine months ended September 30,
                                   (unaudited)

                                                                                            1999                    2000
                                                                                        ------------            --------
Cash flows from operating activities
    Net loss                                                                           $  (2,844,086)            $(6,319,639)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization                                                        160,113                 994,284
        Consulting and advertising expense related to the issuance
           of stock options and warrants                                                     469,400                 172,695
        Issuance of shares for legal and consulting services                                  80,000
        Changes in operating assets and liabilities
           Accounts receivable                                                              (106,355)                 (6,331)
           Inventories                                                                      (104,040)                (54,852)
           Prepaid expenses and other current assets                                        (106,838)               (192,853)
           Long term deposit                                                                                         (25,000)
           Accounts payable and accrued expenses                                             172,833                 853,662
           Deferred revenue                                                                                          230,454
                                                                                   -----------------           -------------
         Net cash used in operating activities                                            (2,278,973)             (4,347,580)
                                                                                       --------------             -----------
Cash flows from investing activities
   Acquisition of property and equipment                                                     (23,178)               (106,830)
   Additions to software development costs                                                  (573,865)               (496,055)
                                                                                         -----------            -------------
         Net cash used in investing activities                                              (597,043)               (602,885)
                                                                                         ------------          -------------
Cash flows from financing activities
    Proceeds from sale of common stock in private offering memorandum                      3,263,974               3,708,957
    Proceeds from exercise of options                                                         75,000                 135,500
                                                                                        ------------             -----------
         Net cash provided by financing activities                                         3,338,974               3,844,457
                                                                                           ----------             ----------
         Net increase (decrease) in cash and cash equivalents                                462,958              (1,106,008)

Cash and cash equivalents, beginning of period                                             1,581,764               1,821,180
                                                                                           ---------              ----------

Cash and cash equivalents, end of period                                               $   2,044,722               $ 715,172
                                                                                        ============                ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                         $          --                $     --
     Income taxes                                                                                --                      --

Noncash investing and financing activities:

   Issuance of an option to purchase 73,245 shares of common stock at $3.87 per share to the placement agent in connection with the private placement in March 2000.

   Issuance of stock options for consulting and advertising services of $172,695 in the period ended September 30, 2000.

   Issuance of stock valued at $68,000 for Inventory in April 2000.

   Issuance of stock valued at $143,750 as an introduction fee.

The accompanying notes are an integral part of these statements.

                                Worlds.com, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     Nature of Business

     The Company designs, develops and markets three-dimensional ("3D") music-oriented Internet sites on the World Wide Web. These web sites utilize 3D technologies. The Company also sells music and sports-related merchandise through its website.

     Basis of Presentation

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures have been prepared in accordance with generally accepted accounting principles applicable to the interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the Company for the year ended December 31, 1999. In prior years, the Company was classified as a development stage enterprise.

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

     $574,000 was capitalized and included in property, equipment and software development during the nine months ended September 30, 1999 and $496,000 was capitalized in the nine months ending September 30, 2000. Amortization of the costs capitalized commenced in the first quarter of 1999, based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. Software development costs are being amortized over a periods of between two and three years. Amortization expense charged to operations for the nine months ended September 30, 1999 and 2000 was $92,000 and $349,000, respectively.

                                Worlds.com, Inc.

                           September 30, 2000 and 1999
                                   (unaudited)

NOTE 1 (continued)

     Deferred Financing Costs

The Company has deferred costs associated with a planned offering aggregating approximately $189,000, which are included in the accompanying balance sheet in prepaid and other current assets. When the offering occurs these costs will be offset against the proceeds. If the offering does not occur, these costs will be expensed.

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

     Stock-Based Compensation

In the third quarter of 2000, the Company granted options to purchase an aggregate of 840,000 shares of common stock to directors, officers and employees of, and certain consultants to the Company at an exercise price of $2. In the first quarter of 2000, the Company granted options to purchase an aggregate of 1,028,500 shares of common stock to directors, officers and employees of, and certain consultants to the Company at exercise prices ranging from $3.00 to $9.00. In connection with options issued to nonemployees, the Company recorded consulting and advertising expense of approximately $173,000 for the fair market value of the options using the Black-Scholes calculation.

In May 2000, the Company issued 32,000 shares of common stock to an employee in connection with an inventory purchase agreement.

In July 2000, the Company issued 100,000 shares of common stock to a brokerage agent in connection with the contract with British Telecommunications.

                                Worlds.com, Inc.

                           September 30, 2000 and 1999
                                   (unaudited)

NOTE 2 - GOING CONCERN

     As discussed in Note 3, the Company completed a private placement during the first quarter of 2000, raising net proceeds of $3,243,957. In April of 2000, the Company raised an additional $465,000 through another private placement of 142,045 shares of common stock. These proceeds were used for operating expenses during the second and third quarters of 2000.

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

NOTE 3 - PRIVATE PLACEMENT

     On March 31, 2000, the Company sold 976,598 shares of common stock through a private placement. In connection with the Private Placement, the placement agent received an option to purchase 73,245 shares of the Company's common stock at $3.87 per share for five years. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,243,957.

     On April 7, 2000, the Company sold 142,045 shares of common stock through a private placement. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $465,000.

     In November 2000, the Company's Chairman, Steven Chrust, loaned the Company $250,000. This loan is evidenced by a promissory note bearing interest at the rate of 8% per annum and is payable in April 2001. In connection with this loan, the Company also issued Mr. Chrust warrants to purchase 375,000 shares of its common stock at a per-share exercise price of $0.50 per share. The principal of the loan will automatically convert into the securities the Company sells in its next financing of at least $500,000 on the same terms afforded the investors in such offering.

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology inferior or obsolete or relatively more expensive; foreign currency fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

     We are dependent on the availability of capital financings to fund our operations and growth until such time as we can become profitable. We may never become profitable, and sources of these financings may not be available when needed on acceptable terms or at all. We currently have a significant amount of debt coming due in December 2000. If we are unable to negotiate the extension of the maturity dates of this debt, we will have to default on such debt, the consequences of which could include our halting operations. Further, we will need to obtain additional financing capital during the fourth quarter of 2000 and in 2001. If we are unable to obtain this financing, we may have to halt operations.

     You should also see Exhibit 99, "Risk Factors" in our 10-KSB for the year ended December 31, 1999. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

     Our predecessor was formed in April 1994 to design, develop and commercialize 3D multi-user tools and technologies for the Internet market. From inception through 1997, our predecessor's operations were limited and consisted primarily of start-up activities, including recruiting personnel, raising capital, custom production work, and research and development We acquired the enterprise through merger in December 1997.

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

          o sales of music and sports related products through our e-commerce web sites;

          o    the production of 3D promotion sites for third parties;

          o VIP subscriptions to our Worlds Ultimate 3-D Chat service and services that we provide to third-party Internet service providers, such as Freeserve and Roadrunner;

          o development and operation of 3D chat and entertainment sites for third parties;

          o    on-line advertising revenues; and

          o    e-commerce commissions and fees.

         Expenses

         We classify our expenses into two broad groups:

          o    cost of revenues; and

          o    selling, general and administration.

     During the third quarter of 2000, we continued the implementation of our new business plan. Significant expenditures were incurred in connection with:

          o    the commercialization of our Gamma technology;

          o    increasing the number of and maintaining our sites; and

          o developing the infrastructure required to handle and promote rapid growth.

     Software development costs, consisting primarily of salaries, consultants' fees, and related expenses, incurred prior to establishing technological feasibility are expensed in accordance with Financial Accounting Standards Board
(FASB) Statement No. 86. In accordance with FASB 86, we will capitalize software development costs at such time as the technological feasibility of the product has been established. We began capitalizing our software costs in the fourth quarter of 1998 with the commercial release of three products, AnimalHouse.com, BowieWorld and Worlds Ultimate 3D Chat. At December 31, 1999, approximately $1,353,000 of such expenditures had been capitalized. For the nine months ended September 30, 2000, we capitalized $496,000 in software development expenditures.

Results of Our Operations

     The following data extracted from our unaudited financial statements compares the results of our operations for the three months ended September 30, 2000 to the three months ended September 30, 1999. The unaudited financial statements below also compares the results of our operations for the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

                             Three Months Ended            Nine Months ended
                                September 30,                September 30,
                          --------------------------  -------------------------
                              1999           2000           1999         2000
                           ----------   ------------   ----------   -----------
                                (unaudited)                 (unaudited)

Net revenues              $   148,682   $   404,946   $   241,607   $   918,710

Costs and expenses:
Cost of revenues              (98,428)     (127,401)     (168,783)     (339,713)

Selling, general and         (962,228)   (2,032,432)   (2,852,723)   (6,851,421)
administrative

Operating loss               (911,974)   (1,754,887)   (2,779,899)   (6,272,424)

Other income (expenses):

Interest income                20,053        14,992        38,019        83,045

Interest expense              (33,284)      (44,487)     (102,206)     (130,260)

Net loss                  $  (925,205)  $(1,784,382)  $(2,844,086)  $(6,319,639)

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     In the third quarter of 2000, revenues were $404,946 compared to revenues of $148,682 during the third quarter of 1999, an increase of 172%. Compared to the second quarter of 2000, our revenues increased by 21%. This increase in revenues is primarily due to our expanded efforts to license our technology to third parties, including through agreements to design and maintain 3D sites for third-party Internet service providers, and the growth of our e-commerce business.

     Selling, general and administrative expenses were $2,032,432 for the three months ended September 30, 2000 as compared to $962,228 for the three months ended September 30, 1999. This represented an increase of $1,070,204. This increase was attributable to higher costs associated with the salaries of an expanded management team and larger employee base, which was required to develop the infrastructure capable of handling and promoting our growth. We also incurred significant costs in the implementation of our contractual relationships with our strategic partners, including in connection with the creation and maintenance of a larger number e-commerce sites and legal and professional fees in connection with these transactions.

     Other income included $14,992 of interest income for the three months ended September 30, 2000 earned from the remainder of the proceeds of our share offerings as compared to $20,053 for the three months ended September 30, 1999. Other expenses included interest expense of $44,487 directly attributable to our predecessor's notes payable for the three months ended September 30, 2000. Interest expense for the three months ended September 30, 1999 was $33,284.

     As a result of the foregoing we incurred a net loss of $1,784,382 for the three months ended September 30, 2000, compared to a loss of $925,205 for the three months ended September 30, 1999, an increase of $859,177.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     For the nine months ended September 30, 1999, revenue was derived primarily from VIP memberships, e-commerce and third-party licensing arrangements. For the nine months ended September 30, 2000 we had revenue from VIP memberships, e-commerce, advertising and royalty related revenues from licensing our technology. In the nine months ended September 30, 2000 revenues were $918,710 compared to revenues of $241,607 during the nine months ended September 30, 1999, an increase of 280%.

     Selling, general and administrative expenses were $6,851,421 for the nine months ended September 30, 2000 as compared to $2,852,723 for the nine months ended September 30, 1999. This represented an increase of $3,998,698. This increase was attributable to higher costs associated with building a new management team and increasing the number of employees to develop the infrastructure required to handle and promote rapid growth, implementation of our contractual relationships with our strategic partners, increasing the number of and maintaining our new e-commerce sites, implementing an advertising and marketing campaign and legal and professional fees.

     Other income included $83,045 of interest income for the nine months ended September 30, 2000 earned from the remainder of the proceeds of our share offerings as compared to $38,019 for the nine months ended September 30, 1999. Other expenses included interest expense of $130,260 directly attributable to our predecessor's notes payable for the nine months ended September 30, 2000. Interest expense for the nine months ended September 30, 1999 was $102,206.

     As a result of the foregoing we incurred a net loss of $6,319,639 for the nine months ended September 30, 2000, compared to a loss of $2,844,086 for the nine months ended September 30, 1999, an increase of $3,475,553.

Liquidity and Capital Resources

     At September 30, 2000, we had a working capital deficit of $3,339,984 and cash and cash equivalents in the amount of $715,172. At September 30, 2000, our total liabilities were $4,887,261, including the current term portion of notes payable including accrued interest of $2,084,993.

     In November 2000, our Chairman of the Board, Steven Chrust loaned us $250,000. This loan is evidenced by a promissory note bearing interest at the rate of 8% per annum and is payable in April 2001. In connection with this loan, we issued Mr. Chrust warrants to purchase 375,000 shares of our common stock at a per-share exercise price of $0.50 per share. The principal of the loan will automatically convert into the securities we sell in our next financing of at least $500,000 on the same terms afforded to the investors in such offering.

     There are currently outstanding other convertible promissory notes for $1,685,000 payable to three of our stockholders. These notes mature in December 2000. We have reached an agreement in principal with each of these holders to extend the maturity dates of all of these notes until January 2002. This extension, however, is subject to the execution of definitive agreements with the holders of the notes. These agreements have been in negotiation and, we believe they will be executed shortly. However, if we are unable to execute agreements with the holders and the notes mature in December 2000, we may have to curtail or halt our operations.

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

     Based upon our current plans and assumptions relating to our business plan, we anticipate that our existing capital resources (including the loan from Mr. Chrust), will satisfy our capital requirements through December 2000. We will need to raise additional capital in the form of equity or debt financing during the fourth quarter of 2000 and during 2001. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, we will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on our business, including possibly requiring us to significantly curtail or cease operations

Private placements

     In April 2000, we entered into agreements with four investors to sell an aggregate of 142,045 shares of common stock at $3.52 per share. We raised aggregate net proceeds from these sales of $465,000.

     In March 2000, we consummated a private placement, selling an aggregate 976,598 shares of common stock. Each share cost $3.52. We raised net proceeds of $3,243,957.

     In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 59 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock. We raised gross proceeds of $3,540,000 in this private placement, netting proceeds of approximately $3,264,000.

Effect of Recent Accounting Pronouncements

     In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use or under Statement of Financial Accounting Standards 86 Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS 86). Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. Web Site Software is accounted for in accordance with SFAS 86, if the Company has a plan at the time that it is being developed to market the software externally or is developing such a plan. Accordingly, certain web site development costs that were previously expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 did not have a material impact on the financial statements of the Company.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB
25. We adopted the Interpretation on July 1, 2000 and such adoption did not have a significant impact on our results of operations, financial position or cash flows.

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

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings.

         There are no material legal proceedings to which we are a party.

Item 2.    Changes in Securities

         (c)      Recent sales of Unregistered Securities

                                     OPTIONS

     The following options were granted on November 1, 2000. For all options other than Artisan Entertainment Inc., one third of the total of each option vests on November 1, 2001, 2002 and 2003. The exercise price is $0.4062 per share. All these options expire on November 1, 2005. The grants to Artisan vest upon satisfaction of various contractual obligations. Under the Artisan options, the exercise price per share will be determined at the time of vesting and will be equal to the average daily market price for the five-day period preceding the date of vesting. The Artisan options will be exercisable for three years from the date of vesting. We relied on Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration because the transactions did not involve any public offering.

           Grantee                                  Number of Options

           Shane Salisbury                             2,000

           Rita Locke                                 10,000

           Michael Maniaci                             1,000

           Natalia Tsarkova (if she agrees           160,000
           to become an employee)

           Odette Plavinskas (if she agrees           10,000
           to become an employee)

           Artisan Entertainment Inc.                 80,000

           Artisan Entertainment Inc.                 50,000

           Artisan Entertainment Inc.                 50,000

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27       Financial Data Schedule (September 30, 2000)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2000


                                      WORLDS.COM INC.



                                      By:-----------------------------------
                                               Thomas Kidrin
                                               President, CEO and Treasurer



                                      By: ----------------------------------
                                               Christopher Ryan
                                               Chief Financial Officer and
                                               Principal Accounting Officer