Form 10QSB/A
period 2000-09-30
WORLDS COM INC
filed 2000-11-14
CIK 1961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                               (Amendment No. 1)

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

Date: November 14, 2000


                                      WORLDS.COM INC.


                                                /s/ Thomas Kidrin
                                      By:-----------------------------------
                                               Thomas Kidrin
                                               President, CEO and Treasurer


                                                Christopher Ryan
                                      By: ----------------------------------
                                               Christopher Ryan
                                               Chief Financial Officer and
                                               Principal Accounting Officer