Form 10KSB
period 2000-12-31
WORLDS COM INC
filed 2001-04-17
CIK 1961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                 December 31,
                          -------------------------------------------------
2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number       0-24115
                       --------------------

                                 WORLDS.COM INC.
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

        New Jersey                                       22-1848316
---------------------------------------    ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    1786 Bedford Street, Stamford, Connecticut                       06905
-----------------------------------------------                ----------------
  (Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number:   (203) 409-2100
                            ----------------

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

         State issuer's revenues for its most recent fiscal year:   $1,408,518.

         As of April 12, 2001, the aggregate market value of the issuer's common stock (based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $1,536,334. At April 12, 2001, 19,204,177 shares of issuer's common stock were outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         Worlds.com is a leading 3D entertainment portal which leverages our proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained. In support of this portal and our overall business strategy, we design and develop software, content and related technology for the creation of interactive, three-dimensional ("3D") Internet web sites. Using our technology, we create our own Internet sites, as well as sites available through third-party online service providers.

         Sites using our technology allow numerous simultaneous visitors to enter, navigate and share interactive "worlds". Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that our sites are highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

Recent Developments

         We have continued to expand our presence in our target markets during a time we believe to be difficult for Internet-based content and other e-commerce companies. Recently, we engaged in the following activities in connection with our operations:

         o In March 2001, we signed a content and revenue sharing agreement with Digital Club Network, a leading aggregator of live music copyrights and a leading Internet-based music channel.

         o In January 2001, we raised aggregate proceeds of $1.88 million in a private placement, of which $1.34 million was paid in cash and $535,000 was paid by converting certain of our outstanding debt and other obligations. Our chairman and certain affiliates participated in this private placement by investing $255,000 in cash and converting $400,000 of debt owed to them by Worlds.com. Other officers of Worlds.com participated in this private placement by investing an aggregate of $205,000 in cash and a consultant converted $15,000 of debt owed to him by Worlds.com.

         o During the fourth quarter of 2000, we successfully renegotiated approximately $2.02 million of outstanding short-term debt and accrued for and unpaid interest, the majority of which is now due in January 2002. Approximately $632,000 of the debt was converted into a credit towards the creation of a World for the note holder.

         o In January 2001, we signed content and revenue sharing agreements with the World Wrestling Federation and the rock band Aerosmith.

         o We launched multi-faceted sites for British Telecom's Openworlds in February 2001, and Artisan Entertainment's Blair Witch WebFest in October 2000.

         o In March 2001, we renewed our revenue sharing agreement with Time Warner Cable's Road Runner high-speed Internet service.

         We believe that our revenue sharing agreements with the World Wrestling Federation, Aerosmith, British Telecom, Time Warner Cable and certain private label agreements we have entered into will generate revenues that are sufficient to support our operations during 2001 as the services contemplated by these agreements are commercially deployed. However, we have experienced a default by a material existing customer, e-New Media, on its obligations to us. Our relationship with another existing client, FreeServe, has also been significantly diminished. This relationship had previously provided us with material revenues. We do not expect to generate significant revenues from our prior relationships with e-New Media and Freeserve in the future. Accordingly, if our new projects, such as those described above, do not generate the level of revenues we expect during the next 60 days, we will have to seek additional sources of capital through one or more activities, including the sale of debt or equity securities and/or the sale of assets. If we are unable to access sources of capital when and as required, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern. Please read the section of this Report entitled "Risk Factors" for additional information.

Our Opportunity

         A growing number of people access the Internet as a part of their daily routine. They are embracing the Internet as a point of access for communications, entertainment and shopping. The emergence of broadband delivery capabilities through cable modems, such as that provided by Time Warner Cable's Road Runner to its residential customers, and other technologies will promote even greater growth in the use of the Internet and the bandwidth-intensive applications that can be delivered across it.

         Existing technological barriers typically prevent the delivery of high-quality 3D graphics and motion imagery. As a result, most Internet sites are entirely two-dimensional with limited graphic and interactive capabilities. Typically, in order for sites to provide users with high-quality 3D graphics on the Internet, such users must have very powerful computers and both the user and site provider must have access to high-capacity communications channels for the movement of the large amount of data that must be delivered to provide 3D motion. Our technology, however, circumvents these limitations by delivering a large portion of the necessary software and data through off-line channels, such as CDs and CD-ROMs, with only the interactivity information being transmitted online. This allows almost any home computer with a traditional modem to enjoy our interactive 3D sites. We believe that sites that provide users with exciting 3D interactivity via the Internet, a sense of community and attractive online purchasing opportunities will garner user bases that have the characteristics that appeal to users, sponsors and advertisers.

Our Technology

         We use our proprietary technology to produce three-dimensional portals and web sites for Worlds.com and third parties. We believe that our core technology delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. Our technology permits the development of virtual worlds which have broad applications. These applications include but are not limited to:

         o        a virtual meeting place (such as a fan club);

         o a 3D e-commerce store (where merchandise can be viewed in 3D and purchased online); and

         o a virtual classroom (where content can be viewed via video streaming and then discussed in real time).

         Our core technology has substantial elements written in Sun Microsystem's programming language, Java, including WorldsBrowser and WorldsShaper, so we expect that it can be made portable across Windows and UNIX Platforms because of Java's platform independence.

         Our core technology includes:

         o WorldsShaper: WorldsShaper is the visual authoring component of our platform. It allows for quick assembly of pieces to create multi-user, shared state, virtual worlds. The WorldsShaper is an advanced compositing 3D building tool that integrates pre-existing or custom content, such as 3D models, textures or images created in Adobe's Photoshop, or midi or wave sound files, with architectural geometry and interactive behaviors and actions written in Java. The architectural building blocks for creating 3D worlds, the flexibility and power of integrating professional modeling and imaging tools, and the extensibility via Java make the WorldsShaper a tool well-suited for rapid creation of 3D environments.

         o WorldsServer: WorldsServer is the scalable software that we use to control and operate our on-line virtual communities. WorldsServer manages the registration and authentication of users, the locations of users within the 3D environment, the physical structure of the 3D environment, all information regarding objects that are "shared" by the participants and any of the interactions between the users such as text chat. This platform also integrates an HTTP server for the delivery of other content such as audio and video streaming and secure e-commerce applications.

         o WorldsBrowser: WorldsBrowser is used to access the 3D environments. The browser is optimized for speed, delivering relatively fast frame rates per second in highly textured virtual 3D worlds.

         o WorldsPlayer: The WorldsPlayer allows users to view and experience our multi-user, interactive technology. Any world created with the WorldsShaper will be viewable and navigable with the WorldsPlayer. The WorldsPlayer has a high frame rate for fast, quality graphics, an easy-to-use graphic user interface, 2D web browser integration, automatic upgrade capability over the internet and a complete communication tool set including text chat, voice-to-voice chat, e-mail and animation.

         o Worlds Gamma Libraries: The Worlds Gamma Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors.

Worlds Ultimate 3D Chat

         We operate a proprietary online 3D Internet chat site known as Worlds Ultimate 3D Chat, an interactive site employing our 3D technology. This site is targeted toward the music industry and fans. Our 3D technology enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Users have the option to create avatars or choose from pre-defined figures in our library. Users communicate with each other through text chat, as well as voice-to-voice chat and can move through the many virtual "worlds" of the 3D environment.

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

         o purchase music and recording artist-related merchandise online; and

         o        design their own unique avatar as a VIP subscriber.

         We believe that the user base to the Worlds Ultimate 3D Chat site will develop into a valuable asset. Currently, we collect the name and e-mail address from our Worlds Ultimate 3D Chat users and the name, address, and credit card information from our direct customers. Worlds Ultimate 3D Chat also contains an e-commerce component, which we believe is the first commercial real 3D virtual store online, selling music merchandise of various major recording artists.

         In order to increase the number of potential subscribers to our 3D music sites, we offer a modified demo version of our Worlds Ultimate 3D Chat product as a free download. By reducing the price barrier, we hope to generate new members to our Chat service. The proliferation of Worlds Ultimate 3D Chat may also increase corporate brand identity that could translate into valuable consumer data and related advertising potential.

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

         Creating Brand Identity for Worlds.com. Public awareness of our site and products is critical to our success. We seek to build this awareness by entering into co-branding arrangements with other high-profile Internet companies and music companies. Worlds Ultimate 3D Chat and our other products will be marketed through online and other efforts. Ultimately, we seek to build a reputation as a leader in 3D technology and content for the Internet. Our success in promoting our brand also will depend on our success in providing high-quality products and services and a high-level of customer satisfaction.

         Creating Other Services Using Our Interactive 3D Technology. In addition to Worlds Ultimate 3D Chat, we seek to create other marketable products and services based on our technology. We have created 3D sites and/or related 3D content for other enterprises, including British Telecom and Road Runner.

         Pursuing Alliances and Cross Promotional Opportunities. Our strategy for expanding brand recognition through online advertising depends to some extent on our relationships with our distribution and content partners. We have entered into strategic alliances with several leading enterprises and regularly seek additional opportunities to provide our 3D Internet technology and content to other companies for their use in connection with the marketing and delivery of their own products and services.

Representative alliances and customers

         We have established strategic relationships and/or provided 3D content related services to the following entities, among others:

         Time Warner Cable's Road Runner

         In 1999, we entered into an agreement with Road Runner to create Road Runner/Worlds.com, a co-branded area on the Road Runner service. In March 2001, we renewed this agreement. Road Runner is a high-speed online service owned by Time Warner Cable. Our agreement with Road Runner permits all Road Runner subscribers to participate in an entirely new, interactive online experience. The co-branded area we created highlights the latest technology in the Road Runner music channel. In March 2001, Road Runner launched a one-month advertising campaign on all Time Warner Cable affiliate cable stations in the United States to promote AerosmithWorld by Worlds.com and Aerosmith's new CD.

         Aerosmith

         In January 2001, we entered into a revenue sharing agreement with Aerosmith to create and operate an official 3D Aerosmith environment entitled "Aerosmith World" and to redesign Aerosmith's official website, which currently resides at www.Aerosmith.com. We will soon begin to offer memberships to "Aerosmith interactive", which gives subscribers access to advance ticket sales and exclusive merchandise and discounts. "Aerosmith World" is currently available for download from www.Worlds.com.

         World Wrestling Federation Entertainment

         In January 2001, we entered into an agreement with the World Wrestling Federation Entertainment to create and operate a co-branded 3D environment for the World Wrestling Federation which would integrate the WWF's Times Square restaurant with its official website which currently resides at www.wwf.com.

         Artisan Entertainment

         In the fall of 2000, we produced a 3D Blair Witch World for Artisan Entertainment's Blair Witch WebFest, which ran live online from October 18-20, 2000. Blair Witch World resides on www.BlairWitch.com, the official site for the new movie "Book of Shadows: Blair Witch 2." Under the terms of our agreement with Artisan, we created a 3D world where Blair Witch fans can interact using custom, Blair-Witch themed avatars.

         British Telecommunications

         In June 2000, we entered into an agreement with British Telecommunications plc pursuant to which we will provide co-branded 3D web sites featuring our interactive worlds to users of British Telecommunications' Internet service. We will share with British Telecommunications revenues derived from VIP subscription and e-commerce activities generated through these sites as well as advertising revenues. In February 2001, as part of this Agreement, British Telecommunications launched its first 3D virtual reality Internet site, developed by Worlds.com.

         24/7 Media

         In June 2000, we entered into a sales and marketing agreement with 24/7 Media to sell advertising on our entertainment portal and website pages. 24/7 Media is a leading global provider of end-to-end interactive technology and marketing solutions and services for web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. Under the terms of the agreement, advertising and marketing clients of 24/7 Media will be able to place advertising on our 3D entertainment portal.

         Hanson

         In 1999, we entered into an agreement with Hansonopoly Inc. to create a special CD with our 3D Internet technology and content. This CD includes various 3D environments for Hanson's fan club, "MOE". Hanson is a platinum recording group that has sold more than 10 million CDs worldwide since 1997. The CD allows the members of Hanson's fan club to enter, explore, and meet each other in a visually rich environment. This fan club CD also includes several songs by Hanson as well as video footage. The CD was distributed in June and July 1999.

         In April 2000, we produced a Hanson concert at the Bowery Ballroom in New York City and obtained rights to Web-cast it four times. The first Web-cast was in May 2000 in conjunction with a live chat that included the band's members driving their own custom avatars in HansonWorld. In addition, the WorldsPlayer was included on a Hanson enhanced CD that was bundled into the July 2000 issue of Teen Magazine.

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

         In addition, certain companies have developed or may be expected to develop technologies or products in related market segments which could compete with certain technologies or products we are developing. We expect that such companies, as well as other companies including established and newly formed companies, may attempt to develop products that will be in direct competition with ours. Many of our competitors have advantages over us, including:

         o longer operating histories and greater financial, technical, marketing and other resources;

         o        a wider range of services and financial products;

         o        greater name recognition and larger customer bases;

         o        more extensive promotional activities; and

         o cooperative relationships among themselves and with third parties to enhance services and products.

         Many of our competitors in this market have adopted VRML and VRML 2.0 scene description language as their file format and have limited their expertise and scope to only one of the above categories. VRML is an early industry attempt to provide standard protocols for 3D Internet experiences. Currently, there are many companies collaborating to establish standardization of the Virtual Reality Modeling Language for 3D usage on the Internet, the adoption of which may require changes to our technology. If we fail to recognize or address the need for new service or product introductions our business and financial condition could be materially adversely effected. Competitors may develop superior technology or determine as a group to adopt standards with which our technology is not compatible.

         Many companies now compete with us in one way or another and new ones may emerge in the future. The competition may be through entry into the same markets, or through technology that either obviates our advantages or lowers the barrier to entry in one of our markets. The markets in which we compete are characterized by rapid changes in technology and customer requirements, frequent new service and product introductions and evolving industry standards which could result in product obsolescence or short product life cycles. Accordingly, our ability to compete will be dependent upon our ability to develop and successfully introduce new products into the marketplace in a timely manner and to continually enhance and improve our technology to meet the increasingly sophisticated and varied needs of our users and prospective users.

Employees

         As of the date of this report, we had 23 full time employees. None of our employees are represented by a labor union. We believe that relations with our employees are good.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our principal executive offices are located at 15 Union Wharf, Boston, Massachusetts 02109 where we lease approximately 2,500 square feet of office space at a base rent of approximately $66,000 per year. The term of the lease expires in September 2002. We lease approximately 900 square feet of office space at 1786 Bedford Street, Stamford, Connecticut, at a base rent of approximately $30,000 per year. The term of this lease has not been finalized. In August 2000 we entered into a lease for approximately 2,300 square feet of office space in Edison, New Jersey at a base rent of approximately $40,000 per year. The initial term of this lease expires in July 2003.

ITEM 3.  LEGAL PROCEEDINGS.

         We are currently considering civil action against e-New Media relating to its activities that, we believe, constitute a default under the terms of our agreement with e-New Media. There can be no certainty that we will determine to bring such an action. Further, if we determine to bring any such action, legal proceedings could be costly and may not result in a settlement or determination favorable to us.

         In Cosmo Communications v. Worlds, Inc. (our predecessor) in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered on March 20, 2001, is approximately $205,000 The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds.com is a successor company. The Company plans to either negotiate for a lesser settlement or appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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


Period                                   High($)                Low($)

Fiscal 2001

     First Quarter*                      .53                       .06

Fiscal 2000

     Fourth Quarter                      .75                       .05
     Third Quarter                      2.13                       .69
     Second Quarter                     6.38                      1.13
     First Quarter                      6.88                      2.25

Fiscal 1999

    Fourth Quarter                      4.53                      1.81
    Third Quarter                       5.43                      2.31
    Second Quarter                      6.50                      1.31
    First Quarter                       1.63                      0.72

* Through April 10, 2001.

         On April 10, 2001, the last sale price of the common stock as reported on the OTC Bulletin Board was $.08.

Holders

         As of April 1, 2001, there were more than 500 beneficial owners of our common stock.

Dividends

         We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

         In January 2001, we consummated a private placement of units, each unit consisting of a $50,000 principal amount 6% convertible promissory note and a warrant to purchase 50,000 shares of our common stock. We sold 37.6 units at a per-unit price of $50,000 for aggregate proceeds of $1,880,000, of which $1,345,000 was paid in cash and $535,000 was paid by converting certain of our outstanding debt and other obligations. If the full amount of notes and warrants sold by us in the private placement are converted and exercised pursuant to their respective terms, we would be required to issue an additional 19,844,644 shares of our common stock.

         Steven G. Chrust, our chairman of the board of directors, purchased
13.1 units in the private placement, of which $255,000 was invested in cash and $400,000 was invested through the conversion of existing outstanding obligations of Worlds.com owed to Mr. Chrust, including $250,000 pursuant to the terms of a convertible negotiable promissory note evidencing Mr. Chrust's prior loan to us on November 8, 2000 ("Chrust Note"). Pursuant to the Chrust Note, we and Mr. Chrust were required to convert all of the unpaid principal amount then due into securities being sold in our next offering grossing net proceeds of at least $500,000. In addition, Mr. Chrust agreed to forfeit warrants to purchase 375,000 shares of the our common stock which were issued to him in connection with the Chrust Note. Other officers, directors and employees of Worlds.com ("Insiders") purchased an additional 4.4 units, of which $205,000 was invested in cash. Of the 19,844,644 shares of common stock issuable upon conversion of the notes and exercise of the warrants, 6,913,958 shares would be issued to Mr. Chrust and an aggregate of 2,163,911 would be issued to the Insiders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and related notes included in this report.

Overview

         During the fourth quarter of 1998, we completed the development of our core technology. This technology is the foundation of our existing and planned product offerings. In early 1999, we embarked on our strategy to commercialize our technology. We utilize our core technology to provide a leading 3D entertainment portal that offers visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content, where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained. In support of this portal and our overall business strategy, we design and develop software, content and related technology for the creation of interactive, three-dimensional Internet web sites. Using our technology, we create our own Internet sites, as well as sites available through third-party online service providers.

         Revenues

         Historical revenue prior to 1998 were generated by our predecessor primarily through production service activities and sales of technology licenses. Following our new strategy, we generate revenue in the following manner:

                  o sales of music and sports related products through our e-commerce web sites.

                  o the production of 3D promotion sites for third parties;

                  o VIP subscriptions and memberships to our Worlds Ultimate 3-D Chat service and services that we provide;

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

         Expenses

         We classify our expenses into two broad groups:

                  o        cost of revenues; and

                  o        selling, general and administration.

         During 2000, we continued the implementation of our new business plan. Significant expenditures were incurred in connection with:

                  o        the commercialization of our core technology;

                  o        increasing the number of and maintaining our sites;
                           and

                  o developing the infrastructure required to handle and promote our growth.

Results of Our Operations

         The following data extracted from the attached financial statements, included elsewhere, compares the results of our operations for the twelve months ended December 31, 2000 to the twelve months ended December 31, 1999.


                                                 Year ended December 31,

                                                   1999            2000
                                            -------------------------------

Net revenues                                $      507,499  $    1,408,518
                                              ------------      ----------
Costs and expenses:
      Cost of revenues                            (318,553)       (829,554)
      Selling, general and administrative       (3,428,236)     (9,434,609)
                                              ------------     -----------
Operating loss                                 (3,239, 290)     (8,855,645)

Other income (expenses):
      Interest income                              56,945          84,973
      Interest expense                           (157,155)       (149,237)
                                              -------------    ------------

Net loss                                    $  (3,339,500)  $  (8,919,909)
                                              ===========      ==========s

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         In the year ended December 31, 2000 revenues were $1,408,518 compared to revenues of $507,499 during the year ended December 31, 1999, an increase of 177%. For the year ended December 31, 1999, revenue was derived primarily from VIP memberships, e-commerce and third-party licensing arrangements. We started to generate advertising revenues in November of 1999. For the year ended December 31, 2000 our sources of revenue expanded to include design, development and hosting revenues.

         Revenue for 2000 had associated direct costs of $829,554 compared to $318,553 of direct costs for the same period in 1999.

         Selling, general and administrative expenses were $9,434,609 for the year ended December 31, 2000. This represented an increase of $6,006,373 from $3,428,236 for the year ended December 31, 1999. This increase was attributable to higher costs associated with attracting and retaining a new management team, increasing the number of employees to develop the infrastructure required to handle and promote rapid growth, implementing of our contractual relationships with our strategic partners, increasing the number of and maintaining our e-commerce sites and implementing an advertising and marketing campaign, as well as costs associates with general and transaction specific legal and accounting services.

         Other income included $84,973 of interest income for the year ended December 31, 2000 earned from the remainder of the proceeds of our share offerings as compared to $56,945 for the year ended December 31, 1999. Other expenses included interest expense of $149,237 directly attributable to our predecessor's notes payable for the year ended December 30, 2000. Interest expense for the year ended December 31, 1999 was $157,155.

         As a result of the foregoing we incurred a net loss of $3,808,648 for the year ended December 31, 2000, compared to a loss of $3,339,500 for the year ended December 31, 1999, an increase of $5,580,409.

Liquidity and Capital Resources

         At December 31, 2000, we had working capital deficit of $(3,808,648) and cash and cash equivalents in the amount of $38,101. At December 31, 2000, our total liabilities were $5,852,395 including the current term portion of notes payable of $659,992.

         In November and December 2000, we reached agreements to extend the maturity dates of outstanding notes in an aggregate amount of $2,023,772, representing principal of $1,685,000 and accrued interest of $338,772, which were originally due and payable in December 2000. In this regard, we issued new notes in an aggregate principal amount of $1,391,822 maturing in January 2002 and gave a credit toward future services to be provided by us in the amount of $631,950 to replace one half of the amount of one of the original notes. In connection with the extension of these notes, we also granted options to purchase an aggregate of 50,000 and 100,000 shares of our common stock at exercise prices of $1.00 and $2.00, respectively.

         In January 2001, we consummated a private placement of units, each unit consisting of a $50,000 principal amount 6% convertible promissory note and a warrant to purchase 50,000 shares of our common stock. We sold 37.6 units at a per-unit price of $50,000 for aggregate proceeds of $1,880,000, of which $1,345,000 was paid in cash and $535,000 was paid by converting certain of our outstanding debt and other obligations. The notes are our unsecured obligations and are due on July 2, 2002, subject to certain mandatory prepayments. The conversion price of the notes and exercise price of the warrants is $0.10465, representing 115% of the average last sale price of a share of common stock as reported by the OTC Bulletin Board for the five consecutive trading days immediately prior to January 2, 2001, the date of the initial closing of the private placement.

         Steven G. Chrust, our chairman of the board of directors, purchased
13.1 units in the private placement, of which $255,000 was invested in cash and $400,000 was invested through the conversion of existing outstanding obligations of Worlds.com owed to Mr. Chrust, including $250,000 pursuant to the terms of a convertible negotiable promissory note evidencing Mr. Chrust's prior loan to us on November 8, 2000 ("Chrust Note"). Pursuant to the Chrust Note, we and Mr. Chrust were required to convert all of the unpaid principal amount then due into securities being sold in our next offering grossing net proceeds of at least $500,000. In addition, Mr. Chrust agreed to forfeit warrants to purchase 375,000 shares of the our common stock which were issued to him in connection with the Chrust Note. Other officers, directors and employees of Worlds.com ("Insiders") purchased an additional 4.4 units, of which $205,000 was invested in cash and $15,000 was invested through the conversion of existing outstanding obligations of Worlds.com. Of the 19,844,644 shares of common stock issuable upon conversion of the notes and exercise of the warrants, 6,913,958 shares would be issued to Mr. Chrust and an aggregate of 2,322,246 would be issued to the Insiders.

         We believe that our revenue sharing agreements with the World Wrestling Federation, Aerosmith, British Telecom, Time Warner Cable and certain private label agreements we have entered into will generate revenue that is sufficient to support our operations during 2001 as the services contemplated by these agreements are commercially deployed. However, we have experienced a default by a material existing customer, e-New Media, on its obligations to us. Our relationship with another existing client, FreeServe has also been significantly reduced. This relationship had previously provided us with material revenues. We therefore do not expect to generate significant revenue from our prior relationships with e-New Media and Freeserve in the future.

         If our new projects, such as those described above, do not generate the level of revenue we expect during the next 60 days, we will have to seek additional sources of capital through one or more activities, including the sale of debt or equity securities and/or the sale of assets. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, we will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would be available when and as required . If we are unable to access sources of capital when and as required, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

Effect of Recent Accounting Pronouncements

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement as amended is effective for financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company believes that adoption of SFAS 133 will not have a material impact on its financial position or results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25"(the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. We adopted the Interpretation on July 1, 2000 and the adoption did not have a significant impact on our results of operations, financial position or cash flows.

         In November 2000, the Emerging Issues Task Force issued No. 00-27, "Application of Issue No. 98-15 to Certain Convertible Instruments" (EITF 00-27). EITF 00-27 provides additional guidance on accounting for convertible debt instruments. The EITF affirmed the use of the accounting conversion price to calculate the beneficial conversion feature charge. The adoption of EITF 00-27 has had no impact on the results of operations, financial position or cash flows, however there may be an impact in future periods.

                                  RISK FACTORS

         Our business is subject to numerous risks, including but not limited to those set forth below. Our operations and performance could also be subject to risks that do not exist as of the date of this report but emerge hereafter as well as risks that we do not currently deem material.

                         Risks related to our operations

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue from our new relationships and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

         Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2000, we had only nominal cash and cash equivalents. We believe that our existing capital resources, together with cash revenue generated by our revenue sharing agreements with the World Wrestling Federation, Aerosmith, British Telecom, Time Warner Cable and certain private label agreements, will be sufficient to support our operations in 2001. However, we have experienced a default by a material existing customer, e-New Media, on its obligations to us. Our relationship with another existing client, FreeServe, has been significantly reduced. This relationship had previously provided us with material revenues. We therefore do not expect to generate significant revenues from our prior relationships with e-New Media and Freeserve in the future. Accordingly, if our new projects, do not generate the level of revenues we expect during the next 60 days, we will have to seek additional sources of capital through one or more activities, including the sale of debt or equity securities and/or the sale of assets. If we are unable to access sources of capital when and as required, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

         Since inception, we have incurred significant net losses as set forth in the financial information included elsewhere in this report. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully attract and retain a significant number of advertisers to and users of our 3D sites and customers for our other services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services. We may never be able to accomplish these objectives.

It will be difficult for you to evaluate us based on our past performance because we are a relatively new company with a limited operating history.

         We have been engaged in the commercial sale of our 3D Internet-based services for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and may not be successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

         o        the failure to develop brand name recognition and reputation;

         o        the failure to achieve market acceptance of our services;

         o a slow down in general consumer acceptance of the Internet as a vehicle for commerce; and

         o an inability to grow and adapt our business and technology to evolving consumer demand.

We may not be able to successfully compete in our markets, which are characterized by intense competition and the presence of large competitors and rapidly changing technology.

         Given our relatively limited resources, we may not be able to effectively compete in our target markets. These markets are characterized by intense competition, rapidly changing technology and increasing numbers of new market entrants who have developed or are developing potentially competitive products and services, often resulting in product obsolescence or short product life cycles. Our competitors include other enterprises utilizing 3D-based technology for online entertainment and marketing purposes, online and Internet service providers, online shopping malls, online direct music retailers, online music and book sites and traditional music retailers. Most of our competitors have significantly greater financial and operating resources compared to Worlds.com Our ability to compete will be dependent on our ability to enhance and upgrade our technology platform in a timely manner and to effectively offer our target customers attractive and exciting 3D content and services. In addition, the very companies with which we do business, such as the larger Internet service providers and record labels, may determine to create and distribute their own 3D Internet sites.

We may not be able to develop and maintain marketing relationships with other Internet companies.

         Our strategy for expanding brand recognition through online advertising depends to some extent on our relationship with other Internet companies. We regularly seek to enter into marketing agreements with these companies that will permit us to advertise our products and services on their web pages. There can be no assurance that we will be able to negotiate these agreement on favorable terms or at all. Additionally, other e-commerce and music-related sites which advertise on popular web sites may have exclusive advertising relationships with such sites or may otherwise object to our attempts to enter into marketing agreements or relationships with such sites. If we cannot secure or maintain these marketing agreements on favorable terms, our business prospects could be substantially harmed. For example, we recently modified our relationship with Freeserve such that while we will continue to receive valuable brand exposure working together with Freeserve, we will not provide certain services that have historically generated significant revenues for us.

Our limited resources may restrict our ability to manage any growth we may experience.

         Growth of our business may place a significant strain on our management systems and resources and may require us to implement new operating and financial systems, procedures and controls. Our failure to manage our growth and expansion could adversely affect our business, results of operations and financial condition. Moreover, our present technology backbone may not be adequate to accommodate rapid growth in user demand. Our inability to add additional hardware and software to upgrade our existing technology or network infrastructure to accommodate increased traffic may cause decreased levels of customer service and satisfaction. Failure to implement new systems effectively or within a reasonable period of time could adversely affect our business, results of operations and financial condition.

In addition to our own technology, we use the technology of others in the creation of our products.

         Although our proprietary technology is the foundation of our products, we also use the technology of other companies in the creation and delivery of our products. Accordingly, any delay or termination by any of these third-party providers in the provision of their technologies to us because our failure or perceived inability to pay such vendors or otherwise could cause a disruption in the commercial distribution of our own products. Further, any material increases in the prices these providers charge us for use of their technologies could force us to increase the prices we charge for our own products or possibly make the creation and distribution of our products no longer economically feasible or desirable. We cannot assure you that any of these companies will continue to provide their technology to us in an efficient, timely and cost-effective manner. An interruption in or termination in our access to any necessary third party technologies, and our subsequent inability to make alternative arrangements in a timely manner, if at all, would have a material adverse effect on our business and financial condition.

We are dependent, in part, on the sale of our services to foreign customers, and accordingly, are subject to the risks of doing business internationally.

         We market and provide our service in the United States and internationally. Servicing our foreign clients and marketing our services abroad requires the dedication of significant management and financial resources. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. Operating internationally subjects us to risks relating to the following areas:

         o expenses associated with customizing products for foreign countries;

         o        political and economic instabilities;

         o potentially adverse tax consequences and regulatory requirements;

         o        uncertainty of product acceptance by different cultures;

         o dependence on local partners who may not be able to meet the needs of a growing international market;

         o greater difficulty in accounts receivable collection and longer collection periods;

         o difficulties and costs of staffing and managing foreign operations;

         o unexpected changes in regulatory requirements related to the Internet; and

         o        limited or unfavorable intellectual property protection.

The market may not readily accept our products.

         Demand and market acceptance for new products, such as our 3D chat, are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our Worlds 3D chat sites, we will need to educate the members of the music industry, such as record companies, record labels and recording artists, about the marketing benefits this product could provide them. Similarly, we will have to make music buyers and Internet consumers aware of this product's existence, draw users to the site and compel them to return to the site for repeat visitations.

         Our marketing strategy may be unsuccessful and is subject to change as a result of a number of factors, including changes in market conditions (including the emergence of market segments other than music which in our judgment can be readily exploited through the use of our technology), the nature of possible license and distribution arrangements and strategic alliances which may become available to us in the future and general economic, regulatory and competitive factors. There can be no assurance that our strategy will result in successful product commercialization or that our efforts will result in initial or continued market acceptance for our proposed products.

If we are unable to protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

         We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have never been involved in any intellectual property litigation, we could become a party to litigation in the future to protect our intellectual property or as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights.

We are subject to the risks associated with fluctuations in the sales of prerecorded music and related products.

         The recorded music industry has experienced an overall slowdown during the late 1990s relative to the early 1990s, a trend which is expected to continue. During the mid-1990s, several of the country's largest record store chains and many independent music shops either declared bankruptcy or went out of business as sales of prerecorded music experienced this slowdown. Industry analysts suggest several causes for this trend, including a glut of products on the market. In addition, each recording is an individual artistic work, and its commercial success is primarily determined by consumer taste, which is unpredictable and constantly changing. Generally, in the record industry, prerecorded music is shipped to wholesalers and/or retailers on a returnable basis. Accordingly, there can be no assurance as to the financial success of any particular release, the timing of such success or the popularity of any particular artist. There can be no assurance that any of the prerecorded music producers, artists or distributors that may use our technology or our sites will be able to generate any significant revenue through such use or, if they do, that such revenue will be sufficient to recoup costs.

If we lose any of our key personnel or fail to hire and retain other talented employees, our operations could be harmed.

         Our success is dependent, in part, on the personal efforts of Steven Chrust, our chairman of the board, Thomas Kidrin, our chief executive officer, and other key personnel. We have a consulting agreement with Mr. Chrust's consulting company which has a term through April 2002, but this agreement does not require Mr. Chrust to devote any specified amount of time with respect to our company. We do not currently have an employment agreement with Mr. Kidrin, although, we maintain "key-man" insurance on his life in the amount of $1,000,000. The loss of either Mr. Chrust's or Mr. Kidrin's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our business and operations.

In order to be successful, we must be able to enhance our existing technology and products and develop and introduce new products and services to respond to changing market demand.

         The markets in which we operate are characterized by frequently changing customer demand and the introduction of new technologies. In order to be successful, we must be able to enhance our existing technology and products and develop and introduce new products and services to respond to changing market demand. The development and enhancement of services and products entails significant risks, including:

         o the inability to effectively adapt new technologies to our business;

         o the failure to conform our services and products to evolving industry standards;

         o the inability to develop, introduce and market service and product enhancements or new services and products on a timely basis; and

         o the nonacceptance by the market of such new service and products.

Our future results depend on continued evolution of the Internet.

         Our future results depend on continued growth in the use of the Internet for information, publication, distribution and commerce. Our growth is also dependent on increasing availability to residential consumers of broadband Internet access which will allow such persons to access higher-capacity content through the Internet. Our business could suffer if Internet usage and broadband availability does not continue to grow and evolve.

         In addition, changes in network infrastructure, transmission and content delivery methods and underlying software platforms, and the emergence of new Internet access, such as television set-top boxes, could dramatically change the structure and competitive dynamic of the market for Internet realtime 3D products. We may not be able to adopt our technology and services for use in connection with other emerging technologies.

The recent downturn in stock prices of Internet companies may continue.

         Stock prices of many Internet companies have fallen drastically over the past several months. With this fall, many investors have grown reluctant to invest in Internet companies until this downturn reverses itself. Other investors have lost confidence in the Internet as a money-making medium and have removed their investments in Internet companies. If investors do not regain confidence in the Internet and this downturn does not change, more and more people may become dissatisfied with Internet companies and choose to invest in other more stable areas of commerce.

We may not be able to economically comply with any new government regulation that may be adopted with respect to the Internet.

         New Internet legislation or regulation, or the application of existing laws and regulations to the Internet and e-commerce could add additional costs and risks to doing business on the Internet. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations directly applicable to e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services.

Legislation regarding privacy of personal information about users may affect our communities.

         We are subject to and must comply with data protection legislation which restricts our ability to collect and exploit users' personal data. Our business is particularly dependent on the existing and future data protection laws in Europe, the United States and in each specific country where we operate. European data protections legislation is drafted in very broad terms, and there are few sources of guidance as to its interpretation. It is difficult to foresee the extent to which its enforcement by relevant authorities will restrict our operations. We believe that a rigid interpretation of data protection legislation could hinder our ability to conduct our business as planned. Our failure to comply with applicable law could subject us to severe legal sanctions which could have a material adverse effect on our business and results of operations. We maintain a privacy policy which is not to disclose individually identifiable information about any user of our products or services to a third party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate users' personal information, we could be subject to liability claims.

We face potential liability for the content delivered over our sites.

         While we intend to acquire all licenses and other rights necessary to conduct our business without violating any copyrights, there can be no assurance that we will be able to do so. Due to the nature of our business, we could become involved in litigation regarding the music, video and other content transmitted over our sites which could force us to incur significant legal defense costs, could result in substantial damage awards against us and could otherwise damage our brand name and reputation.

         In addition, because music materials may be downloaded from our sites and may be subsequently distributed to others, claims could be made against us for "pirating" and copyright or trademark infringement. Claims could also be made against us if material deemed inappropriate for viewing by children is accessed or accessible through our sites. While we carry insurance policies, our insurance may not cover these types of claims or may not be otherwise adequate to cover liability that may be imposed. Any partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have a material adverse effect on us.

                        Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

         While we currently have approximately 19,204,000 shares of common stock outstanding, we are authorized to issue up to 65,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company.

Certain shareholders control a substantial portion of our outstanding common stock.

         Our executive officers, directors and principal shareholders own a significant portion of the outstanding shares of our common stock. Additionally, Steven Chrust, our chairman of the board, may be issued an additional 6,913,958 shares of our common stock and an aggregate of 2,163,911 additional shares may be issued to various other officers, directors and employees of ours upon conversion of the notes and exercise of the warrants purchased in our private placement in January 2001. Accordingly, these persons, acting together, will be able to influence the election of our directors and thereby influence or direct our policies. Further, a director and two principal shareholders have agreed to vote all of their approximately 4,700,000 shares for the election of Mr. Steven Chrust, our chairman of the board, as a director through April 2002.

No dividends have been paid on our common stock.

         To date, we have not paid any cash dividends on our common stock and we do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

The market price of our common stock is very volatile.

         The price of our common stock historically has been subject to wide price fluctuations. In addition, the daily volume of our shares traded on the OTC Bulletin Board has been relatively small. Therefore, our shareholders may not always be able to sell their shares of common stock at the time they want or at the most advantageous price.

We are subject to "penny stock" regulations which may adversely impact the liquidity and price of our common stock.

         Our common stock is deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information on penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

         These requirements could reduce the level of trading activity, if any, in the secondary market for our common stock. As a result of the foregoing, our shareholders may find it more difficult to sell their shares.

The exercise or conversion of outstanding options and warrants into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

         There are outstanding options and warrants to purchase an aggregate of approximately 6,904,000 shares of our common stock and more options will be granted in the future under our employee benefit plans. In addition, if the full amount of the notes sold by us in our January 2001 private placement are converted pursuant to the terms of the notes, we will be required to issue an additional 17,964,644 shares of common stock. Substantially all of the shares of common stock issuable upon conversion or exercise of these securities are or will be registered for resale under the Securities Act. The exercise or conversion of outstanding stock options, warrants or other convertible securities will dilute the percentage ownership of our other shareholders. In addition, the majority of our currently outstanding shares of common stock have been registered for sale under the Securities Act, are eligible for sale under an exemption from the registration requirements or are subject to registration rights pursuant to which holders may require us to register such shares in the future. Sales or the expectation of sales of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise or conversion of our stock options or warrants, could adversely affect the prevailing market price of our common stock.

This report contains forward-looking statements which may prove inaccurate.

         When used in this report, words or phrases "will likely result," "management expects," "we expect," "will continue," "estimate," "expect" "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Any forward-looking statement contained in this report is subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected by us. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to those set forth above and in other of our public filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

                                WORLDS.COM, INC.

                                    CONTENTS
                                                                 PAGE
Report of Grant Thornton LLP, independent
certified public accountants......................................F-1

Report of BDO Seidman, LLP, independent
certified public accountants......................................F-2

Financial statements:

         Balance Sheets...........................................F-3

         Statements of Operations.................................F-4

         Statements of Stockholders' Equity.......................F-5 - F-6

         Statements of Cash Flows.................................F-7

         Notes to financial statements............................F-8 - F-31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
    Worlds.com Inc.

We have audited the accompanying balance sheet of Worlds.com Inc. (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com Inc. at December 31, 2000, and the results of it operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 2, the accompanying financial statements have been prepared assuming Worlds.com Inc. will continue as a going concern. The Company was in the development stage during 1999, has incurred significant losses since its inception, has had minimal revenues from operations, has an accumulated deficit, a working capital deficiency, a significant customer recently terminated its content supply agreement and the Company will require substantial additional funds for development and marketing of its products. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP

New York, New York
March 30, 2001

Report of Independent Certified Public Accountants


Worlds.com Inc.
Boston, Massachusetts

We have audited the accompanying balance sheet of Worlds.com Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com Inc. at December 31, 1999, and the results of it operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying financial statements have been prepared assuming Worlds.com Inc. will continue as a going concern. The Company has incurred losses since its inception, has a working capital deficiency, has had minimal revenues from operations and will require substantial additional funds for development and marketing of its products. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
---------------------------
BDO Seidman, LLP



New York, New York

March 10, 2000

                                                                                       Worlds.com Inc.



                                                                                        Balance Sheets
----------------------------------------------------------------------------------------------------------

 December 31,                                                                     1999              2000
------------------------------------------------------------------------ --------------- -----------------
 Assets
 Current:
    Cash and cash equivalents                                              $ 1,821,180      $     38,101
    Accounts receivable, net of allowance for doubtful accounts of
       $0 and $60,0000, respectively                                           177,215           205,346
    Prepaid expenses and other current assets                                   68,157           245,099
    Inventories                                                                221,511           136,705
 ----------------------------------------------------------------------- --------------- -----------------
         Total current assets                                                2,288,063           625,251
 Property, equipment and software development, net of accumulated
    depreciation and amortization                                            1,353,047         1,107,572
 Intangible assets                                                           1,133,334           158,850
 Other assets                                                                    6,513            72,527
 ----------------------------------------------------------------------- --------------- -----------------
                                                                           $ 4,780,957     $   1,964,200
 ----------------------------------------------------------------------- --------------- -----------------
 Liabilities and Stockholders' Deficit
 Current:
    Accounts payable                                                       $   370,037     $   1,589,159
    Accrued expenses                                                           811,443           711,222
    Deferred revenue                                                           500,000         1,473,526
    Current maturities of notes payable                                      2,054,996           659,992
 ----------------------------------------------------------------------- --------------- -----------------
         Total current liabilities                                           3,736,476         4,433,899
 Notes payable, net of current portion                                          66,670         1,418,496
 ----------------------------------------------------------------------- --------------- -----------------
         Total liabilities                                                   3,803,146         5,852,395
 ----------------------------------------------------------------------- --------------- -----------------
 Commitments and contingencies
 Stockholders' equity (deficit):
    Common stock, $.001 par value - shares authorized 65,000,000;
       issued and outstanding 17,738,531 and 19,204,177, respectively           17,738            19,204
    Additional paid-in capital                                              13,634,725        17,687,162
    Accumulated deficit                                                    (12,674,652)      (21,594,561)

 ----------------------------------------------------------------------- --------------- -----------------
         Total stockholders' equity (deficit)                                  977,811        (3,888,195)
 ----------------------------------------------------------------------- --------------- -----------------
                                                                           $ 4,780,957     $   1,964,200
 ----------------------------------------------------------------------- --------------- -----------------

--------------------------------------------------------------------------------
                                 See accompanying notes to financial statements.

                                                                 Worlds.com Inc.



                                                        Statements of Operations

--------------------------------------------------------------------------------


                                               Year ended December 31,
                                       ------------------- --------------------
                                              1999                2000
 ------------------------------------  ------------------- --------------------
 Net revenues                             $      507,499      $    1,408,518
 ------------------------------------  ------------------- --------------------

 Costs and expenses:
    Cost of revenues                             318,553             829,554
    Selling, general and
       administrative                          3,428,236           9,434,609
 ------------------------------------  ------------------- --------------------
         Operating loss                       (3,239,290)         (8,855,645)
 Other income (expenses):
    Interest income                               56,945              84,973
    Interest expense                            (157,155)           (149,237)
 ------------------------------------  ------------------- --------------------
 Net loss                                    $(3,339,500)        $(8,919,909)
 ------------------------------------  ------------------- --------------------


 ------------------------------------  ------------------- --------------------
         Net loss per share (basic
            and diluted)                $           (.19)   $           (.47)
 ------------------------------------  ------------------- --------------------
 Weighted average common shares
    outstanding:
       Basic and diluted                      17,377,808          18,819,829
 ------------------------------------  ------------------- --------------------

 -------------------------------------------------------------------------------
                                 See accompanying notes to financial statements.

                                                                                                  Worlds.com Inc.



                                                                       Statements of Stockholders' Equity (Deficit)

--------------------------------------------------------------------------------------------------------------------
 January 1, 1999 through December 31, 2000
 ----------------------------------------------------------------------- ----------------------------- --------------

                                                                                 Common stock            Additional
                                                                      -------------- --------------       paid-in
                                                                            Shares         Amount         capital
 ----------------------------------------------------------------------- -------------- -------------- --------------
 Balance, January 1, 1999                                                  18,031,996        $18,032     $8,401,970
 Issuance of warrants for consulting services (April 1999)                                                  465,000
 Contribution of 1,500,000 shares by founders to treasury (April 1999)
    and subsequent cancellation                                            (1,500,000)        (1,500)         1,500
 Exercise of stock options (April 1999)                                        75,000             75         74,925
 Issuance of shares for content supply agreement (June 1999)                   93,750             93        374,907
 Issuance of shares to agent for content supply agreement (July 1999)          50,000             50        199,950
 Sale of shares in private offering memorandum, net (June through
    September 1999)                                                           892,500            893      3,263,081
 Issuance of options for consulting services and software development
    costs (August and September 1999)                                                                       368,230
 Issuance of shares for legal and consulting services (September 1999)         20,000             20         79,980
 Cancellation of treasury shares (September 1999)                            (113,465)          (113)       (64,630)
 Exercise of warrants (November 1999)                                          95,000             95         94,905
 Issuance of shares for content supply agreement (December 1999)               93,750             93        374,907
 Net loss for the year ended December 31, 1999

 Balance, December 31, 1999                                              17,738,531           17,738     13,634,725
 Exercise of stock options (March 2000)                                     215,000              215        135,285
 Sale of shares in private offering memorandum, net (March 2000)            976,597              977      3,242,981
 Issuance of stock options for consulting and advertising services
    (March 2000)                                                                                            138,231
 Sale of shares in private offering memorandum, net (April 2000)            142,049              142        464,858
 Issuance of shares for inventory (April 2000)                               32,000               32         67,968
 Adjustment to capitalize software for options                                                             (200,000)
 Issuance of shares to agent for content supply agreement (July 2000)       100,000              100        143,650
 Issuance of stock options for consulting services (July through
 September 2000)                                                                                             34,464
 Issuance of stock options for consulting services (October through
 December 2000)                                                                                              25,000
 Net loss for the year ended December 31, 2000
 ----------------------------------------------------------------------- -------------- -------------- --------------
 Balance, December 31, 2000                                                19,204,177        $19,204    $17,687,162
 ----------------------------------------------------------------------- -------------- -------------- --------------

                                                        (Continued on next page)

                                 See accompanying notes to financial statements.

(Continued)

                                                                                                  Worlds.com Inc.



                                                                       Statements of Stockholders' Equity (Deficit)

-----------------------------------------------------------------------------------------------------------------------
 January 1, 1999 through December 31, 2000
 ----------------------------------------------------------------------------------------------------------------------

                                                                                                              Total
                                                                                                          stockholders'
                                                                               Deficit       Treasury        equity
                                                                             accumulated       stock        (deficit)
------------------------------------------------------------------------   -------------- -------------- --------------
Balance, January 1, 1999                                                     $(9,335,152)      $(64,743)     $(979,893)
Issuance of warrants for consulting services (April 1999)                                                      465,000
Contribution of 1,500,000 shares by founders to treasury (April 1999)
   and subsequent cancellation
Exercise of stock options (April 1999)                                                                          75,000
Issuance of shares for content supply agreement (June 1999)                                                    375,000
Issuance of shares to agent for content supply agreement (July 1999)                                           200,000
Sale of shares in private offering memorandum, net (June through
   September 1999)                                                                                           3,263,974
Issuance of options for consulting services and software development
   costs (August and September 1999)                                                                           368,230
Issuance of shares for legal and consulting services (September 1999)                                           80,000
Cancellation of treasury shares (September 1999)                                                 64,743
Exercise of warrants (November 1999)                                                                            95,000
Issuance of shares for content supply agreement (December 1999)                                                375,000
Net loss for the year ended December 31, 1999                                 (3,339,500)                   (3,339,500)

Balance, December 31, 1999                                                   (12,674,652)                      977,811
Exercise of stock options (March 2000)                                                                         135,500
Sale of shares in private offering memorandum, net (March 2000)                                              3,243,958
Issuance of stock options for consulting and advertising services
   (March 2000)                                                                                                138,231
Sale of shares in private offering memorandum, net (April 2000)                                                465,000
Issuance of shares for inventory (April 2000)                                                                   68,000
Adjustment to capitalize software for options                                                                 (200,000)
Issuance of shares to agent for content supply agreement (July 2000)                                           143,750
Issuance of stock options for consulting services (July through
September 2000)                                                                                                 34,464
Issuance of stock options for consulting services (October through
December 2000)                                                                                                  25,000
Net loss for the year ended December 31, 2000                                 (8,919,909)                   (8,919,909)
-----------------------------------------------------------------------     -------------- -------------- --------------
Balance, December 31, 2000                                                  $(21,594,561)  $           -  $ (3,888,195)
-----------------------------------------------------------------------     -------------- -------------- --------------

                                 See accompanying notes to financial statements.

                                                                         Worlds.com Inc.


                                                                Statements of Cash Flows
-----------------------------------------------------------------------------------------

                                                            Year ended December 31,
                                                         --------------- ---------------
                                                              1999            2000
 ------------------------------------------------------  --------------- ---------------
 Cash flows from operating activities:
    Net loss                                              $(3,339,500)    $(8,919,909)
 ------------------------------------------------------  --------------- ---------------
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                        282,674       1,484,519
         Accretion of deferred revenue                                       (437,184)
         Inventory and intangible asset valuation
            allowances                                                        459,866
         Bad debts allowance                                                   60,000
         Consulting and advertising expense related
            to the issuance of stock options and
            warrants                                          478,226         197,695
         Issuance of shares for inventory                                      68,000
         Issuance of shares for legal and consulting
            services                                           80,000
         Changes in operating assets and liabilities,
               Accounts receivable                           (177,215)        (88,131)
               Prepaid expenses and other current
                 assets                                       (14,671)       (176,942)
               Inventories                                   (162,995)        (15,194)
               Other assets                                    (6,513)        (66,014)
               Accounts payable and accrued expenses          235,572       1,457,673
               Deferred revenue                               500,000         778,760
 ------------------------------------------------------  --------------- ---------------
                 Total adjustments                          1,215,078       3,723,048
 ------------------------------------------------------  --------------- ---------------
                 Net cash used in operating activities     (2,124,422)     (5,196,861)
 ------------------------------------------------------  --------------- ---------------
 Cash flows from investing activities:
    Acquisition of property and equipment                    (161,619)       (112,155)
    Additions to software development costs                  (783,517)       (568,521)
    Additions to intangible asset                            (125,000)
 ------------------------------------------------------  --------------- ---------------
                 Net cash used in investing activities     (1,070,136)       (680,676)
 ------------------------------------------------------  --------------- ---------------
 Cash flows from financing activities:
    Proceeds from sale of common stock in private
       offering memorandum                                  3,263,974       3,708,958
    Proceeds from exercise of options                          75,000         135,500
    Proceeds from exercise of warrants                         95,000
    Proceeds from note payable                                                250,000
 ------------------------------------------------------  --------------- ---------------
                 Net cash provided by financing
                    activities                              3,433,974       4,094,458
 ------------------------------------------------------  --------------- ---------------
 Net increase (decrease) in cash and cash equivalents         239,416      (1,783,079)
 Cash and cash equivalents, beginning of period             1,581,764       1,821,180
 ------------------------------------------------------  --------------- ---------------
 Cash and cash equivalents, end of period                 $ 1,821,180     $    38,101
 ------------------------------------------------------  --------------- ---------------

                                 See accompanying notes to financial statements.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

1. Nature of      Worlds.com Inc. (the "Company") designs and develops software
   Business       content and related technologies for the creation of
                  interactive, three-dimensional ("3D") Internet sites on the World Wide Web. Using in-house technology the Company creates its own Internet sites, as well as sites available through third party on-line service providers.

2. Basis of       The accompanying financial statements have been prepared in
   Presentation   conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company was considered a developmental stage business in 1999, has incurred significant losses since its inception, has had minimal revenues from operations, has an accumulated deficit as of December 31, 2000 of approximately $21,600,000, a working capital deficiency of approximately $3,800,000, a significant customer recently terminated its content supply agreement and the Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. Any inability to generate sufficient revenue or obtain additional financing will have a material adverse effect on the Company, including requiring the Company to severely diminish operations or halt them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

2. Continued      Management has recently acquired additional working capital by completing a private placement (See Note 16). In addition, the Company has recently entered into several new revenue sharing agreements that Management believes will generate sufficient revenue to support operations during 2001. Management has also taken steps to reduce overhead costs by negotiating out of several operating leases (See note 8) and is monitoring expenses. However, there can be no assurance that the revenue sharing agreements will generate sufficient revenue to support the operations of the Company through 2001 or that any such financing will be available to the Company on commercially reasonable terms, or at all.

3. Summary of Significant Accounting Policies

Fair Value of     The carrying amounts of financial instruments, including cash
Financial         and cash equivalents, approximated fair value as of December
Instruments       31, 1999 and 2000 because of the relatively short maturity of the instruments. The carrying value of debt, including the current portion, approximates fair value as of December 31, 1999 and 2000, based upon debt terms available for companies under similar terms.

Use of Estimates  The preparation of financial statements in conformity with US
                  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash     Cash and cash equivalents are comprised of highly liquid money
Equivalents       market instruments, which have original maturities of three months or less at the time of purchase.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

 3. Continued

Property and      Property and equipment are stated at cost. Depreciation and
Equipment         amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from two to three years.

Intangible        Assets Intangible assets are stated at cost and are related to
Assets            content supply agreements. Amortization is calculated using the straight-line method over the life of the agreement, which is generally one to three years.

Revenue           The Company has several sources of revenue. The first consists
Recognition       of revenue generated from sales through the Company's
                  e-commerce web sites. Revenue is recognized when the merchandise is shipped. The second source of revenue is VIP subscriptions. The VIP subscription revenue is derived from 3D chat services provided to third party Internet service providers and through the Company's own web site. Revenue is recognized as the service is provided. Licensing revenue is for the licensing of our 3D worlds technology and is earned over the term of the agreement. Revenue is also generated from on-line advertising. Advertising revenue is earned as the service is provided. The Company also earns revenue from hosting services and maintenance agreements. Hosting and maintenance revenue are earned, as the services are provided.

                  Deferred revenue represents cash payments received in advance to be recorded as either advertising revenue, licensing revenue or maintenance revenue as earned.

Inventories       Inventories consist of merchandise held for resale and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Due to the age and inability to sell a portion of this inventory at cost the Company recorded a valuation allowance at December 31, 2000 of $100,000, which was recorded to cost of revenues in the accompanying statement of operations.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

3. Continued

Software          In accordance with the provisions of SFAS 86 software
Development       development costs incurred by the Company subsequent to
Costs             establishing technological feasibility of the resulting
                  product or enhancement and until the product is available for general release to customers are capitalized and carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based upon the estimates of future revenue to be derived from the sale of the software product reduced by the costs of completion and disposing of the product. All software development costs are being amortized over the life of the associated website, generally two to three years.

                  As of July 1, 2000, the Company began recording software development costs in accordance with the Emerging Issues Task Force (the "EITF") consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"). The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") or under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. Web site software is accounted for in accordance with SFAS 86, if the Company has a plan at the time that it is being developed to market the software externally or is developing such a plan.

Advertising       Advertising expenditures are expensed as incurred and amounted to approximately $87,000 and $1,711,000 for the years ended
                  December 31, 1999 and 2000, respectively, and is included in selling, general and administrative in the accompanying statement of operations.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

3. Continued

Research and      Research and development costs are expensed as incurred and
Development       amounted to approximately $84,000 and $36,000 for the years ended December 31, 1999 and 2000, respectively, and are included in selling, general and administrative in the accompanying statement of operations.

Income Taxes      The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income
                  Taxes." Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax bases of assets, liabilities and net operating loss carry forwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Loss Per Share    The Company computes net loss per share in accordance with
                  SFAS No. 128, "Earnings Per Share." Under SFAS 128 basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common share equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented diluted loss per share is not shown, as the effect is anti-dilutive. Common stock equivalents would arise from the exercise of stock options and warrants. As of December 31, 1999 and 2000 there are 1,206,749 and 6,340,822 stock options and warrants, respectively, that could potentially dilute basic earnings per share in the future but are currently anti-dilutive and therefore not included in the earnings per share calculation.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

3. Continued

Stock-Based       The Company has adopted SFAS No. 123, "Accounting For Stock
Compensation      Based Compensation." As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No.
                  25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. However, with respect to common stock and options granted to non-employees, the Company records expense equal to the fair value of the common stock or option on the measurement date, which generally is the date of completion of service. Expenses relating to such options or stock are estimated based upon the fair value as of the end of each reporting period prior to the measurement date. Expense related to these options is recognized ratably over the vesting or service period.

Long-lived Assets The Company's policy is to review all long-lived assets for
and Impairment    impairment whenever events or changes in circumstance indicate
of Long-lived     that the carrying amount of an asset may not be recoverable.
Assets            In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows
                  (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss to adjust to the fair value of the asset.

Certain           Certain reclassifications have been made the prior year to
Reclassifica-     conform to the December 31, 2000 presentation.
tions

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

3. Continued

New Accounting    In June, 1998, the Financial Accounting Standards Board issued
Pronouncements    Statement of Financial Accounting Standards No. 133 (SFAS
                  133), "Accounting for Derivative Instruments." The statement as amended is effective for financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The
                  Company believes that adoption of SFAS 133 will not have a material impact on its financial position or results of operations.

                  In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. The Interpretation was adopted on July 1, 2000 and such adoption did not have a significant impact on our results of operations, financial position or cash flows.

                  In November 2000, the Emerging Issues Task Force issued No. 00-27, "Application of Issue No. 98-15 to Certain Convertible Instruments" (EITF 00-27). EITF 00-27 provides additional guidance on accounting for convertible debt instruments. The EITF affirmed the use of the accounting conversion price to calculate the beneficial conversion feature charge. The adoption of EITF 00-27 has had no an impact on the results of operations, financial position or cash flows, however there may be an impact in future periods.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

4. Private        During 1999, the Company sold 892,500 shares in a private
   Placements     offering and received gross proceeds of $3,540,000. In
                  connection with the private offering, the Company issued warrants to purchase 452,500 shares of common stock at $5.00 per share to the investors in the offering. Broker-dealers assisting the Company in the sale of its securities were issued warrants to purchase 48,000 shares of common stock of the Company at $5.00 per share. Net proceeds, after commissions and expenses of this offering, aggregated
                  $3,263,974.

                  On March 31, 2000, the Company sold 976,597 shares of common stock through a private placement. In connection with the private placement, the placement agent received an option to purchase 73,245 shares of the Company's common stock at $3.87 per share, which approximated fair market value, exercisable for five years ending March 31, 2005. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $3,243,958.

                  On April 7, 2000, the Company sold 142,049 shares of common stock through a private placement. Cumulative net proceeds, after commissions and expenses of the offering, aggregated $465,000.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

5. Property,      A summary of property, equipment and software development at
   Equipment and  December 31, 1999 and 2000 is as follows:
   Software
   Development
                    December 31,                         1999         2000
                  ---------------------------------- ------------ --------------
                  Computers, software and equipment   $  599,333    $   263,702
                  Software development costs           1,353,190      1,721,711
                                                     ------------ --------------
                  Total                                1,952,523      1,985,413
                  Less:  Accumulated depreciation
                  and amortization                       599,476        877,841
                                                     ------------ --------------
                                                      $1,353,047    $ 1,107,572
                                                     ============ ==============

                  Amortization of capitalized software development costs commenced during the first quarter of 1999, based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. Amortization expense charged to operations for the years ended December 31, 1999 and 2000 was $151,890 and $616,439 respectively, which includes $137,267 of software development costs which were expensed due to the discontinuation of the related websites during 2000. In addition the Company reduced software development costs by $200,000 relating to options. Depreciation and amortization expense, relating to computers, software and equipment, charged to operations for the years ended December 31, 1999 and 2000 was $64,118 and $109,712, respectively.

                  During 2000, the Company abandoned $447,786 of property and equipment. These assets were fully depreciated and therefore had no impact on the statement of operations.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

6. Intangible     During June 1999, the Company entered into a content supply
   Assets         agreement for 2D and 3D internet sites offered by an Internet service provider (the "Provider"). The agreement provides for advertising revenue sharing and an e-commerce link to the Company's website which markets music and sports related merchandise. Under the terms of the agreement, the Company paid $125,000 and issued 93,750 shares of common stock (valued at $375,000) upon signing. The brokerage agent of such agreement was issued 50,000 shares of common stock (valued at $200,000) during July 1999. An additional, 93,750 shares of common stock (valued at $375,000) were issued upon launch of the sites during November 1999 and $125,000 was accrued for at December 31, 1999, and was paid during February 2000. The total consideration of $1,200,000 is recorded as an intangible asset and was being amortized on a straight-line basis
                  (commencing in the fourth quarter of 1999) over the initial term of the agreement, which expires June 2001. The content supply agreement has generated minimal revenue since inception and accordingly, the Company recorded a valuation allowance of $359,866 at December 31, 2000 to reduce this asset to its net realizable value. The net realizable value at December 31, 2000 was $15,100. Accumulated amortization at December 31,
                  1999 and 2000 was $66,666 and $1,184,900 respectively.

                  During June 2000, the Company entered into a content supply agreement with an Internet provider pursuant to which the Company will provide co-branded 3D web sites featuring interactive worlds to users of Internet provider's service. The brokerage agent for this agreement was issued 100,000 shares of common stock during June 2000, and was valued at fair market value on the grant date, which amounted to $143,750. Amortization of this amount will start when the project is delivered and will be amortized over two years. The agreement provides for sharing of revenues derived from VIP subscription and e-commerce activities generated through these sites as well as advertising revenues.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

7. Notes Payable  Long-term debt at December 31, 1999 and 2000 consists of the following:

                   December 31,                                       1999              2000
                   --------------------------------------------- ---------------- -----------------
                   Promissory notes payable - stockholders (a)     $   1,685,000      $  1,391,822
                   Note payable - technology obligation
                   (non-interest bearing), payable in monthly
                   installments of $3,333 until November 2002.
                   (b)                                                   186,666           186,666
                   Note payable - stockholder, payable in
                   monthly installments of $6,944 until
                   December 2000, plus interest at 8%. (b)               250,000           250,000
                   Convertible Promissory Note Payable -                                   250,000
                   Chairman (c)
                                                                 ---------------- -----------------
                                                                       2,121,666         2,078,488
                   Less:  Current maturities                           2,054,996           659,992
                                                                 ---------------- -----------------
                    Long-term portion                             $       66,670      $  1,418,496
                                                                 ===============  =================

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

7. Continued
         (a) During November and December 2000, the Company renegotiated its promissory notes payable due to three shareholders. The new principal amounts are, $124,230, $635,642 and $631,950 with interest accruing at 8% per annum, 10% per annum and 5% per annum, respectively. The principal amounts plus all accrued interest are due January 2002. Included in the renegotiated principal amounts is $338,772 of previously accrued and unpaid interest. In addition one promissory note payable was reduced by $631,950 to reflect future services to be provided by the Company and is recorded in deferred revenue in the accompanying balance sheet. As an inducement to negotiate, the Company granted two of the shareholders options to purchase 50,000 and 100,000 shares of the Company's common stock at $1.00 and $2.00, respectively.

         (b) The note payable-technology and note payable-stockholder have had no principal payments in either December 31, 1999 or 2000.

         (c) During November 2000 the Company's Chairman loaned the Company $250,000. This loan is evidenced by a convertible promissory note which bears interest at 8% per annum and is payable in April 2001. In connection with this loan the Company issued the Chairman warrants to purchase 375,000 shares of the Company's common stock at a per-share exercise price of $.50, which approximates fair value at the grant date. As part of the January 2001 private placement (See Note 16) this loan automatically converted into units of the private placement on the same terms afforded other investors. The warrants originally issued in connection with this loan were forfeited when the loan was converted to units.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

7. Continued      Maturities of long-term debt are as follows:

                  Year ended December 31,
                  ------------------------------
                  2001                                           $   659,992
                  2002                                             1,418,496
                                                                 -----------

                                                                 $ 2,078,488
                                                                 ===========

8. Commitments    The Company conducts its operations in leased facilities under
   and            noncancellable operating leases expiring at various dates
   contingencies  through July 2003. Some of the operating leases provide that the Company pays taxes, maintenance, insurance and other occupancy costs applicable to the leased premises.

                  Rent expense for the year ended December 31, 1999 and 2000 was approximately $156,000 and $258,000 respectively. Early in 2001 management negotiated with several of the landlords and terminated several leases. The cost to terminate these leases is the loss of their security deposits of approximately $10,800, which is included in other assets in the accompanying balance sheet.

                  The minimum annual rental commitments under these remaining operating leases are as follows:

                     Year ending December 31,
                     ----------------------------------------------------------
                     2001                                             $137,000
                     2002                                               88,000
                     2003                                               24,000
                     ----------------------------------------------------------

                                                               Worlds.com Inc.


                                                 Notes to Financial Statements
-------------------------------------------------------------------------------

8. Continued      During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.
                  The Company has denied any liability in this action and is considering its options. As of December 31, 2000 the Company recorded a reserve of $200,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

9. Related Party  On March 23, 1999, the Company entered into a three-year
   Transactions   financial advisory and consulting agreement (that became
                  effective during April 1999) with a consulting firm controlled by the Company's Chairman that provides for an annual fee of $120,000, escalating to $300,000 annually if the Company raises $5 million in cash and the market value of the Company's issued and outstanding common stock is no less than $100 million. In addition, the Company granted warrants to such firm to purchase 1,000,000 shares of common stock at $.50 per share. Such warrants were valued at $465,000 and charged to selling, general and administrative during 1999. The warrants are exercisable through April 13, 2006 and contain anti-dilution provisions and both "demand" and "piggy-back" registration rights.

                  Further, in connection with the above consulting agreement, three founding stockholders of the Company contributed 1,500,000 shares of common stock to the capital of the Company. Such shares had been classified as treasury stock and were cancelled during 1999.

                  During April 2000 the Company purchased inventory from an officer of the Company. The purchase price for the inventory was $93,000; $25,000 in cash upon signing the agreement and 32,000 shares of the Company's unregistered common stock, valued at the then fair value of the Company's common stock of $68,000. In addition, the officer is to receive 100% of net revenues, as defined in the agreement, up to $75,000. This amount was paid to the officer during 2000 and charged to cost of revenue in the accompanying statement of operations.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

10. Deferred      On December 15, 1999, the Company entered into a content
    Revenue       supply agreement (the "Agreement") to provide two customized websites using the Company's 3D technology. Under the terms of the Agreement the Company received $500,000 upon signing the Agreement in 1999, and an additional $633,342 during 2000.
                  These payments are being amortized over the life of the website, ranging from one to two years. During March 2001 the Company learned that the websites under the Agreement were being terminated. As of December 31, 2000 there was $779,176 of deferred revenue relating to this Agreement (See Note 16).

11. Stockholders' Stock Option Plan
    Equity
                  The Company adopted a stock option plan (the "Option Plan") as an incentive for, and to encourage share ownership by, the Company's officers, directors, other key employees and/or consultants and management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 3,000,000 shares of common stock (subject to adjustment in certain circumstances) may be granted under the Option Plan. The Option Plan also allows for the granting of stock appreciation rights ("SAR's") in tandem with, or independent of, stock options. Any SAR's granted will not be counted against the 3,000,000 limit.

                  The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 2000, no dividend yield; expected volatility of 45.8% in 1999 and 167.0 % in 2000; risk-free interest rate of 5.8% in 1999 and 5.0 % in 2000; and an expected life of 3.8 years in 1999 and 4.0 years in 2000.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

11. Continued     Under the accounting provisions of FASB Statement No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


                                                   Year ended December 31,
                                           ---------------- -------------------
                                                 1999                2000
                  ----------------------------------------- -------------------
                  Net loss:
                  As reported                 $(3,339,500)       $ (8,919,909)
                  Pro forma                   $(3,811,956)       $(11,312,715)

                  Net loss per share
                    (basic and diluted):
                  As reported                       $(.19)              $(.47)
                  Pro forma                         $(.22)              $(.60)
                  ----------------------------------------- -------------------

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

11. Continued     A summary of the status of the Company's stock option plan as of December 31, 1999 and 2000, and changes during the years ending on those dates, is presented below:

                                              December 31, 1999             December 31, 2000
                                              -----------------             -----------------
                                                          Weighted
                                                          average                       Weighted
                                                          exercise                       average
                                            Shares         price         Shares      exercise price
                  ---------------------- -------------- ------------- -------------- ----------------
                  Outstanding at
                  beginning of year            830,000      $    .90        896,300            $1.63
                  Granted                      321,300          3.00      1,358,450             3.31
                  Exercised                   (75,000)          1.00       (65,000)              .54
                  Cancelled                  (180,000)           .90      (286,750)             2.03
                                         -------------- ------------- -------------- ----------------
                  Outstanding at end
                  of year                      896,300      $   1.63      1,903,000            $3.58
                                         =============  ============  =============  ===============
                  Options exercisable
                  at year-end                  492,466      $    .92        411,060            $2.29
                                         =============  ============  =============  ===============
                  Weighted average
                  fair value of
                  options granted
                  during the year                           $   1.12                           $3.60
                                         =============  ============  =============  ===============

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

11. Continued     The following table summarizes information about stock options outstanding at December 31, 2000.

                                          Options outstanding                           Options exercisable
                          -----------------------------------------------------    ------------------------------
                                                  Weighted                             Number         Weighted
                                Number            average          Weighted        exercisable at     average
   Range of                 outstanding at       remaining         average          December 31,      exercise
   exercise prices        December 31, 2000   contractual life  exercise price          2000           price
   ---------------------- ------------------- ----------------- ---------------    ---------------- -------------
           $.41 to $1.00             160,000              2.33          $  .77             118,080          $.75
          $2.00 to $2.91           1,115,000              4.15            2.51             276,150          2.85
          $3.00 to $4.50             453,000              4.11            3.83              16,830          4.00
          $5.01 to $7.50             175,000              4.21            5.69
                          ------------------- ----------------- ---------------    ---------------- -------------
                                   1,903,000              3.99           $3.58             411,060         $2.29
                          =================== ================= ===============    ================ =============

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

11. Continued     Non-Plan Stock Options and Warrants

                  The Company also issued options and warrants to various employees, directors and other third parties that were not part of the Company's Option Plan. The following non-plan options and warrants were issued during 1999 and 2000:

                  1999

         (a) Options to purchase an aggregate of 750,000 shares of common stock of the Company at various prices between $2.91 and $10.00 per share were issued to two employees and a director of the Company.

         (b) Warrants to purchase 300,000 shares of common stock of the Company at $2.46 per share were issued to a consultant in connection with services rendered for the development of the Company's proprietary software. The warrants were valued at $355,004 and were capitalized as software development costs during 1999.

         (c) Warrants to purchase an aggregate of 500,500 shares of common stock of the Company at $5.00 per share were issued in conjunction with a private placement in 1999 (See Note 4).

         (d) Warrants to purchase 1,000,000 shares of common stock of the Company at $.50 per share were issued in conjunction with a financial advisory and consulting agreement (See Note 9).

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

11. Continued     2000


         (a) Options to purchase 73,245 shares of common stock of the Company at $3.87 per share were issued to the placement agent in connection with the March 2000 private placement (See Note
                  4).

         (b) Options to purchase 50,000 and 100,000 shares of common stock of the Company at $1.00and $2.00, respectively, per share were issued in connection with the refinancing of the promissory notes payable-stockholders (See Note 7(a)).

         (c) Warrants to purchase 375,000 shares of common stock of the Company at $.50 per share were issued in conjunction with a promissory note payable. These warrants were forfeited in January 2001 (See Note 7(c)).

12. Income        At December 31, 2000, the Company had a net operating loss of
    Taxes         approximately $29,200,000. Due to prior changes in control of the Company the net operating loss is limited, under Internal
                  Revenue Code Section 382, in offsetting future taxable income.
                  If there is a future change in control of the Company the net operating loss may be further limited. These net operating losses begin to expire during 2009. Due to the uncertainty of the Company (See Note 2) a full valuation allowance has been recorded against all deferred assets.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

12.Continued      The components of the net deferred tax asset are as follows:

                                                          December 31,
                                                    1999                2000
                                                    ----                ----
                  Deferred tax assets:
                  Allowance for doubtful accounts                   $    24,000

                  Valuation allowances                                  184,000
                  Net operating loss                $3,720,000       11,680,000
                                                    ----------       ----------
                                                     3,720,000       11,880,000
                                                    ----------       ----------

                  Less: valuation allowance         (3,720,000)     (11,888,000)
                                                    -----------     ------------
                                                    $        0      $         0
                                                    ===========     ===========

13. Major         As of December 31, 1999 the Company's accounts receivable had
    Customer      70% and 28%, from two customers and as of December 31, 2000 the accounts receivable had 59% and 13% from two customers.
                  For the year ended December 31, 1999 there were no major customers relating to revenue while for the year ended
                  December 31, 2000 one customer accounted for 30% of total revenue.

                  The major customer has terminated its content supply agreement with the Company during March 2001 (See Note 16). Although Management believes other content supply agreements can be negotiated on similar terms, this may have an adverse affect on the operations of the Company.

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

14. Geographic    The following table summarizes revenue according to geographic
    Information   region:

                                               Year ended December 31,
                                               -----------------------
                                           1999                       2000
                                           ----                       ----
                  United States           $458,354                   $783,615
                  Asia                                                429,166
                  England                   49,145                    195,737
                                            ------                    -------

                  Total                   $507,499                 $1,408,518
                                          ========                 ==========

15. Supplemental  Interest paid was approximately $575 and $0 for the years
    Cash Flow     ended December 31, 1999 and 2000, respectively.
    Information

                  Noncash investing and financing activities during the year ended December 31, 1999 and 2000 included the following:

                  1999

         (a) The Company issued 237,500 shares of common stock (valued at $950,000) with respect to a content supply and incurred $125,000 in accounts payable related to such agreement that was paid in February 2000 (See Note 6).

         (b) The Company issued warrants to purchase 300,000 shares of common stock (valued at $355,004) as consideration for services rendered in connection with the development of the Company's proprietary software (See Note 11(b)).

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

15. Continued     2000

         (a) The Company issued an option to purchase 73,245 shares of common stock at $3.87 per share to the placement agent during the March 2000 private placement (See Note 4).

         (b) The Company issued stock options for consulting and advertising services valued at $197,695.

         (c) The Company issued 32,000 shares of common stock valued at $68,000 for inventory purchased during April 2000 (See Note
                  9).

         (d) The Company issued 100,000 shares of common stock valued at $143,750 to the brokerage agent as an introduction fee (See
                  Note 6).

         (e) As part of the debt refinancing $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. In addition, $338,772 of accrued interest payable has been included in the new principal balance as of December 31, 2000 (See Note 7(a)).

                                                                Worlds.com Inc.


                                                  Notes to Financial Statements
-------------------------------------------------------------------------------

16. Subsequent    In January 2001, the Company completed a private placement of
    Event         units, each unit consists of a $50,000 convertible promissory note at 6% per annum and a warrant to purchase 50,000 shares of our common stock. The Company has sold 37.6 units at a per-unit price of $50,000 for aggregate proceeds of $1,880,000, of which $1,345,000 was received in cash and $535,000 was converting from outstanding debt into units. The convertible promissory notes are unsecured obligations of the Company and are due on July 2, 2002, subject to certain mandatory prepayments. The conversion price of the notes and exercise price of the warrants is $0.10465, which represents
                  115% of the average last sale price of a share of common stock as reported by the OTC Bulletin Board for the five consecutive trading days immediately prior to January 2, 2001, the date of the initial closing of the private placement.

                  During March 2001 the Company learned that several websites, developed by the Company, in the Asian market were being terminated. As of December 31, 2000 there was approximately $779,000 recorded as deferred revenue relating to websites in this market (See Note 10). In addition, this was a major customer as of December 31, 2000 (See Note 13) and the termination of these websites may have a negative impact on the Company's future revenue.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a)      Previous independent accountants

                  (i) On April 27, 2000, we terminated our relationship with BDO Seidman LLP, our independent accountants.

                  (ii) The reports of BDO Seidman, LLP on the financial statements during the past two fiscal years contained no adverse opinion or disclaimer of opinion.

                  (iii) Our board of directors participated in and approved the decision to change independent accountants on April 27, 2000.

                  (iv) In connection with its audits for the two most recent fiscal years and review of unaudited financial statements through April 27, 2000, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the financial statements.

                  (v) During the two most recent fiscal years and through April 27, 2000, there have been no reportable events (as defined in Regulation S-K
Item 304(a)(1)(v)).

         (b)      New independent accountants

                  We engaged Grant Thornton LLP as our new independent accountants as of April 27, 2000. During the two most recent fiscal years and through April 27, 2000, we did not consult with Grant Thornton LLP regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us, concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See Item 12.

ITEM 10. EXECUTIVE COMPENSATION.

         See Item 12.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         See Item 12.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information to be included in our definitive proxy statement in connection with the next Annual Meeting of Stockholders, which we intend to file within 120 days after the close of our fiscal year. If our definitive proxy is not filed by that time, we will file an amendment to this form 10-KSB which discloses the information required by Items 9, 10, 11 and 12.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits Filed.

                  See Exhibit Index appearing later in this Report.

           (b)    Reports on Form 8-K.

                  Registrant's Report on Form 8-K filed on January 19, 2001.

                  Item 5.  Other events

                  Item 7.  Financial Statements

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     April 16, 2001       WORLDS.COM INC.
                                (Registrant)


                                By:   /s/ Thomas Kidrin
                                   --------------------------------------------
                                Name:    Thomas Kidrin
                                Title:   President and Chief Executive Officer


           In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                    Title                                  Date
----------                    -----                                  -----

   /s/ Thomas Kidrin          President, Chief Executive        April 16, 2001
---------------------------   Officer
Thomas Kidrin                 and Director (Chief Financial
                              Accounting Officer)

   /s/ Steven G. Chrust       Chairman of the Board             April 16, 2001
---------------------------
Steven G. Chrust

   /s/ Christopher J. Ryan    Vice President - Finance and      April 16, 2001
---------------------------   Principal Accounting and
Christopher J. Ryan           Financial Officer

   /s/ Kenneth A. Locker      Director                          April 16, 2001
---------------------------
Kenneth A. Locker

   /s/ William Harvey         Director                          April 16, 2001
---------------------------
William Harvey

                                EXHIBIT INDEX

                                                             Incorporated
Exhibit                                                      By Reference    No. in
Number    Description                                        from Document   Document    Page
------    -----------                                        -------------   --------    ----
3.1       Certificate of Incorporation                            A             3.1
3.1.1     Certificate of Amendment of the Certificate of          C            3.1.1
          Incorporation
3.1.2     Certificate of Merger                                   A            3.1.1
3.2       By-Laws                                                 A             3.2
3.2.1     By-Laws - Restated as Amended                           E            3.2.1
4.1       Specimen common stock Certificate                       A             4.1
4.2       1997 Incentive and Non-Qualified Stock Option           B             4.1
          Plan, as amended
4.3       Form of Employee Incentive/Non-Incentive Stock          B             4.2
          Option Agreement under the 1997 Incentive and
          Non-Qualified Stock Option Plan
4.4       Form of Consultant Non-Incentive Stock Option           B             4.3
          Agreement under the 1997 Incentive and
          Non-Qualified Stock Option Plan
4.5       Form of Director Non-Incentive Stock Option             B             4.4
          Agreement under the 1997 Incentive and
          Non-Qualified Stock Option Plan
4.6       Form of Community Leader Stock Option Agreement         B             4.5
          under the 1997 Incentive and Non-Qualified Stock
          Option Plan
4.7       Form of Subscription used in January 2001               F             4.1
          Private Placement
4.10      Schedule of Option Grants under Benefit Plans           B             4.9
10.1      Merger Agreement between Worlds Acquisition             D              99
          Corp. and Academic Computer Systems, Inc.
10.2      Consulting Agreement between the Registrant and         C             10.2
          SGC Advisory, Inc.
23.1      Accountant's Consent (BDO Seidman, LLP)                 -              -          Filed
                                                                                           herewith
23.1.1    Accountant's Consent (Grant Thornton LLP)               -              -          Filed
                                                                                           herewith

-------------------------------------------------------------------------------
A.     Registrant's Registration Statement No. 2-31876.
B.     Registrant's Registration Statement on Form S-8 (File No. 333-89937).
C.     Registrant's Annual Report on Form 10-KSB filed on March 30, 2000.
D.     Registrant's Current Report on Form 8-K filed on December 18, 1997.
E. Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-10838).
F.     Registrant's Current Report on Form 8-K filed on January 19, 2001.