Form 10KSB/A
period 2000-12-31
WORLDS COM INC
filed 2001-04-30
CIK 1961

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000

                                                         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from _______ to _______

                         Commission file number 0-24115


                                WORLDS.COM, INC.
                            ----------------------
             (Exact name of Registrant as specified in Its charter)


                New Jersey                                   22-1848316
      --------------------------------                    -----------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization                      Identification No.)

      1786 Bedford Street, Stamford, Connecticut                06905
      ------------------------------------------                -----
      (Address of Principal Executive Offices)                 (Zip Code)

                                 (203) 316-0794
                  -----------------------------------------
              (Registrant's Telephone Number, Including Area Code)


The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 as set forth in the pages attached hereto:

      Item 9.  Directors and Executive Officers of the Registrant
      Item 10. Executive Compensation
      Item 11. Security Ownership of Certain Beneficial Owners and Management
      Item 12. Certain Relationships and Related Transactions

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of our current directors. Our directors are elected annually and serve until the next annual meeting of stockholders.

  Name                   Age       Position
  ----                   ---       --------

  Steven G. Chrust       52        Chairman of the Board
  Thomas Kidrin          48        President, Chief Executive Officer,
                                   Secretary, Treasurer Director
  Kenneth A. Locker      55        Director
  William Harvey         59        Director



         Steven G. Chrust has been chairman of the board since April 1999. Mr. Chrust has been involved with the telecommunications and financial services industries for 25 years. Since May 2000, Mr. Chrust has served as chairman of the board of Comtel Secure Fiber Telecommunications, Inc., which has a proprietary technology that secures fiber optic transmissions. Mr. Chrust has also served as a director of FiberNet Telecom Group, Inc., a facilities-based carrier that designs, builds and operates intra-building and metropolitan area broadband networks, since December 1999. Mr. Chrust was the vice chairman and co-founder of Winstar Communications, Inc. and a member of its board of directors from 1994 through December 1998. At Winstar he was responsible for corporate development, strategic and capital planning and acquisitions. Mr. Chrust has been involved with the telecommunications and financial services industries for 25 years. He was formerly a chairman and chief executive officer of AMNEX, Inc., an operator services long distance company, and was executive vice president of Executone Information Services, Inc., a telecommunications company. Prior to becoming an executive in the telecommunications industry, Mr. Chrust was Director of Technology Research at Sanford C. Bernstein & Co., a Wall Street investment firm, where he was named a top telecommunications analyst each year for more than a decade by Institutional Investor and ranked as the #1 analyst in the sector for five consecutive years in its all-star ranking. Mr. Chrust is chairman of the Association for Local Telecommunications Services, the national organization representing facilities-based competitive local exchange carriers and is the founder and President of SGC Advisory Services, Inc., a discretionary money-management service firm specializing in telecommunications and technology. Mr. Chrust is a graduate of Baruch College in New York.

         Thomas Kidrin has been president, chief executive officer, secretary and treasurer since December 1997. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. Since October 1999, Mr. Kidrin has also served as a director of EMT Corporation, which is engaged in the development and marketing of an interactive web-browser with user customized features focused on affinity online marketing. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States. Mr. Kidrin is a graduate of the New School of Social Research.

         Kenneth A. Locker has been a director since December 1997 and prior thereto was a director of Worlds Acquisition Corp from the date of its formation in April 1997 to its merger with us in December 1997. Since June 1998 he has been a Senior Consultant to Intel Corporation on entertainment industry strategies and has also served as an advisor to Ziff Davis, Inc., an Internet consulting company, and to Digital Evolution, Inc., a technology publishing company. From June 1996 to June 1998, he was the general manager and executive producer for MGM Interactive, Inc., an interactive content and programming company, where he was responsible for creating and implementing the MGM Interactive online business strategy. From 1994 to March 1996, he was a founder and vice president of our predecessor and from 1993 to 1994, he was Senior

Program Consultant for Ziff Davis Communications. From 1990 to 1993, Mr. Locker was executive vice president and head of production for RHI Entertainment, Inc., a television production company, which at the time was 50% owned by New Line Cinema. Mr. Locker is also on the board of directors of Softbank Forums, Inc., a technology publishing company which is a division of Softbank Corp. Mr. Locker is a graduate of Johns Hopkins University.

         William Harvey has been a director since November 1999. In 1972 and 1991, respectively, Mr. Harvey founded New Electronic Media Science, Inc., and Next Century Media, Inc., marketing, media and research consulting companies specializing in the marketing, entertainment and interactive media industries. Mr. Harvey has served as chief executive officer and president of both New Electronic Media Science and Next Century since their respective inceptions. Through New Electronic Media Science and Next Century, Mr. Harvey has worked with major television and cable networks, several RBOCs, major film studios, IBM, AT&T, advertising agencies, videotex companies and advertisers on the integration of advertising into various new media. Mr. Harvey invented the marketing tool known as the Area Dominant Influence for Arbitron and co-founded International Ratings Services, Inc., the first company to provide United States movie studios, including Warner Brothers, Columbia and CBS International, with ratings for their television programs broadcast in foreign countries. Since 1979, Mr. Harvey has also been the publisher of "The Marketing Pulse," a monthly advertising and media trade newsletter.

Other Executive Officers

         Christopher J. Ryan has been Vice President- Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company. Mr. Ryan is a certified public accountant. He is a graduate of Montclair State College in New Jersey and received an M.B.A. degree from Fordham University in New York.

         Thomas Saleh has been our chief technology officer since November 1999 and our chief operating officer since July 2000. From 1998 until November 1999, Mr. Saleh acted as a consultant and advisor to several public and private companies. In 1997, Mr. Saleh led an investor group in acquiring the network services division of ADP. This acquisition served as the core of NetworkTwo. In 1998, Mr. Saleh left his active management role at NetworkTwo, remaining a director and major shareholder. Mr. Saleh founded American Real Time Services
(ARTS) in 1983, which used standard technologies such as UNIX, Microsoft Windows, X25, SNA and Internet protocols to replace special purpose hardware and software. ARTS was acquired by Reuters in 1993. Mr. Saleh remained with Reuters as vice president of new business development until 1997. Mr. Saleh was also the founder of Applied Logic, an early provider of Virtual Private Network Services, which was acquired by Raytheon in 1980. At Raytheon, he held several senior engineering and business development positions.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended December 31, 2000, no person who is a director, officer or beneficial owner of more than ten percent of our outstanding common stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 1998, 1999 and 2000, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

                                                Summary Compensation Table

                                                            Annual
                                                      Compensation(1)(2)                 Long-Term Compensation
                                                   -----------------------     -------------------------------------------
      Name and Principal                                                                        Securities      All Other
          Position                      Year       Salary ($)    Bonus ($)      Restricted      Underlying    Compensation
                                                                               Stock Awards      Options           ($)
------------------------------------- ----------- ------------- ------------- --------------- --------------- --------------
Thomas Kidrin                            2000        175,000        -0-            -0-          270,000(3)         -0-
President and CEO                        1999        176,000        -0-            -0-             -0-             -0-
                                         1998        175,000        -0-            -0-             -0-             -0-

Steven G. Chrust,                        2000      270,000(4)       -0-            -0-          377,500(5)         -0-
Chairman of the Board                    1999       85,000(6)       -0-            -0-        1,000,000(6)         -0-
                                         1998         -0-           -0-            -0-             -0-             -0-

Thomas Saleh                             2000       175,000         -0-            -0-          75,000(7)          -0-
Chief Operating Officer and              1999        25,000         -0-            -0-          450,000(8)         -0-
  Chief Technology Officer               1998         -0-           -0-            -0-             -0-             -0-

Christopher J. Ryan                      2000      80,000(9)        -0-            -0-         150,000(10)         -0-
Vice President - Finance                 1999         -0-           -0-            -0-             -0-             -0-
                                         1998         -0-           -0-            -0-             -0-             -0-


(1) The above compensation does not include other personal benefits, the total value of which do not exceed the lesser of $50,000 or 10% of such person's or persons' cash compensation.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Represents options to purchase 125,000, 25,000, 25,000 and 95,000 shares of our common stock at $5.68, $6.00, $9.00 and $2.00 per share, respectively.

(4) Represents amounts paid by us under an agreement with SGC Advisory Services, Inc., a firm which provides us with consulting services, and of which Mr. Chrust is president and sole stockholder. The agreement initially provided for an annual consulting fee of $120,000 which fee was increased, pursuant to the terms of the agreement, to $300,000 in March 2000. Of the $270,000 that was earned and accrued in 2000, $150,000 was converted into units offered in our January 2001 private placement.

(5) Represents options to purchase 187,500, 50,000, 50,000 and 90,000 shares of our common stock at $5.68, $6.00, $9.00 and $2.00 per share, respectively.

(6) Represents warrants granted to SGC Advisory Services, Inc. upon execution of the agreement described in footnote (4). The warrants are exercisable to purchase common stock at $0.50 per share.

(7) Represents options to purchase 75,000 shares of our common stock at $2.00 per share.

(8) Represents options to purchase 250,000, 100,000 and 100,000 shares of our common stock at $2.875, $5.00 and $7.00 per share, respectively.

(9) Mr. Ryan's employment with us began in May 2000 at an annual base salary of $120,000. Mr. Ryan was paid a total of $80,000 in 2000.

(10) Represents options to purchase 65,000, 25,000, 10,000 and 50,000 shares of our common stock at $4.00, $6.00, $9.00 and $2.00 per share, respectively.

Employment Agreements

         We currently do not have a written employment agreements with Thomas Kidrin, our president and chief executive officer, and Chris Ryan, our vice president of finance and principal accounting and financial officer.

         We do not have a written employment agreement with Steven Chrust, our chairman of the board. However, we have entered into a three-year financial advisory and consulting agreement, dated March 23, 1999, with SGC Advisory Services, Inc., of which Mr. Chrust is the president and sole shareholder. The agreement provides for an annual fee of $120,000. In the event that we raise $5 million in cash from investors and the market value of our issued and outstanding common stock is at least $100 million, the annual fee will be raised to $300,000. At the time of execution of the agreement, SGC was granted immediately exercisable warrants to purchase 1,000,000 shares of our common stock at $5.00 per share.

         We have negotiated a three-year employment agreement with Mr. Saleh pursuant to which Mr. Saleh serves as our chief technology officer and chief operating officer. It provides for a base salary of $175,000 per year with annual increases of 5% of his then current base salary. It also provides that Mr. Saleh is eligible for a cash bonus, payable in the second and third year of the agreement, not to exceed 30% of his base salary then in effect. In 1999 Mr. Saleh was granted options in three tranches as follows: (i) an option to purchase 250,000 shares of common stock at $2.875 per share; (ii) an option to purchase 100,000 shares of common stock at $5.00 per share; and (iii) an option to purchase 100,000 shares of common stock at $7.00 per share. 25% of each tranche vested on November 8, 2000, and the remaining shares vest in installments of 25% on each of the next three anniversaries of such date. Mr. Saleh is also entitled to receive the same type of benefits that are generally afforded to our other senior executives including medical, life, disability and other benefits as well as four weeks vacation.

Compensation of Directors

         Non-employee directors, excluding Mr. Chrust, will be reimbursed for reasonable travel and lodging expenses incurred in attending meetings of the board of directors and any committee on which they may serve. Each year, on the date of our annual meeting of shareholders, our outside directors automatically receive option grants to purchase 5,000 shares of our common stock.

Option Grants

         The following table represents the stock options granted in the fiscal year ended December 31, 2000, to our executive officers identified in the Summary Compensation Table above.

                                     Options Granted in the Last Fiscal Year

                                  Number of
                                  Securities      Percent of Total
                                  Underlying       Options Granted     Exercise Price of
                                Options Granted    to Employees in        Options ($)          Expiration Date
     Name of Executive                (#)          Fiscal Year (%)
------------------------------ ------------------ ------------------ ---------------------- ------------------
Steven G. Chrust                   187,500                                   5.68                  3/16/05
                                    50,000               25                  6.00                  3/16/05
                                    50,000                                   9.00                  3/16/05
                                    90,000                                   2.00                  7/19/05

Thomas Kidrin                      125,000                                   5.68                  3/16/05
                                    25,000               18                  6.00                  3/16/05
                                    25,000                                   9.00                  3/16/05
                                    95,000                                   2.00                  7/19/05

Thomas Saleh                        75,000                5                  2.00                  7/19/05

Christopher J. Ryan                 65,000                                   4.00                  3/01/05
                                    25,000               10                  6.00                  3/01/05
                                    10,000                                   9.00                  3/01/05
                                    50,000                                   2.00                  7/19/05

         None of the executive officers listed in the above summary compensation table exercised any stock options during 2000. The following table sets forth certain information concerning the fiscal year end value of unexercised options held by such persons.

                            Aggregated Fiscal Year End Option Values

                     Number of Securities Underlying Unexercised Options at Fiscal Year End:
                     ------------------------------------------------------------------------
Name                          Exercisable (#)                             Unexercisable (#)
                     ------------------------------------- ----------------------------------
Steven G. Chrust                1,095,852(1)                                 281,648(1)

Thomas Kidrin                     58,333(1)                                  281,667(1)

Thomas Saleh                     112,500(1)                                  412,500(1)

Christopher J. Ryan               33,000(1)                                  117,000(1)

(1) None of the unexercised options at fiscal year end are in-the-money options, as determined by taking the difference between the closing sale price of our common stock on December 31, 2000 ($0.085) and the exercise prices of the options, multiplied by the number of shares of common stock subject to the options.

1997 Stock Option Plan and Other Options

         The 1997 incentive and non-qualified stock option plan, as amended, has been adopted by the board and the shareholders as an incentive for, and to encourage share ownership by our directors, officers and other key employees and consultants and management of possible future acquired companies. The 1997 plan was amended at our annual meeting of shareholders in December 1999 to increase the number of shares of common stock available under the plan from 1,000,000 to 3,000,000. The plan also allows for the granting of stock appreciation rights in tandem with, or independently of, stock options. Independent (stand-alone) grants of stock appreciation rights are not counted against the plan's limit. The purpose of the 1997 plan is to make both incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified options and stock appreciation rights available to our officers, directors and other key employees and consultants in order to give these individuals a greater personal interest in our success and, in the case of employees, an added incentive to continue and advance in their employment.

         The board designates who receives grants under the 1997 plan and determines the number of options and stock appreciation rights, as the case may be, to be granted. The price payable for the shares of common stock underlying each option will be fixed by the board at the time of the grant. In the case of incentive stock options, however, the exercise price must not be less than 100% of the fair market value of common stock at the time the option is granted. The board of directors also determines the term and vesting schedule of all options and stock appreciation rights granted, provided that no option may be exercisable later than ten years after the date of grant.

         As of December 31, 2000, there were outstanding grants under the plan of options to purchase an aggregate of approximately 1,903,000 shares of common stock. Our directors and officers hold options to purchase an aggregate of approximately 860,000 of common stock under the plan, at exercise prices ranging from $0.4062 to $9.00.

         At December 31, 2000, we had other outstanding options and warrants to purchase an aggregate of 2,953,345 shares of our common stock. Our directors and officers hold non-plan options and warrants to purchase an aggregate of approximately 1,947,500 shares of common stock at per-share prices ranging from $1.00 to $10.00.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 15, 2001 information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) those persons or group of persons known by us to beneficially own more than five percent (5%) of our voting securities, (ii) each of our directors, (iii) each current executive officer whose compensation exceeded $100,000 in 2000, and (iv) all of our executive officers and directors as a group.


Name and Address                       Amount and Nature           Percent
of Beneficial Owner                    of Beneficial Owner         of Class
---------------------                  -------------------        ----------

Steven G. Chrust                            7,535,791(1)              28.4%

Thomas Kidrin                               1,348,333(2)(3)            7.0%

Christopher J. Ryan                           271,892(4)               1.4%

Kenneth A. Locker                              26,666(5)                  *

William Harvey                                 16,666(6)                  *

Thomas Saleh                                1,545,849(7)               7.5%

Steven A. Greenberg                         2,046,562(2)              10.7%

Michael J. Scharf                           1,381,250(2)(8)            7.2%

Primo Capital Growth Fund                   1,507,199(9)               7.3%

Robert Newman                               2,324,891(10)             10.8%

All Executive Officers and Directors
   as a Group (6 persons)                  10,745,197(11)             37.7%

----------------------------------
*        less than 1%

(1) Includes (i) 1,000,000 shares of common stock issuable upon exercise of the warrants held by SGC; (ii) 60,000 shares of common stock held of record by Steven and Sharon Chrust jointly; (iii) 60,000 shares of common stock held of record by Bear Stearns Securities Corp., as custodian for Mr. Chrust's Individual Retirement Account; (iv) 16,000 shares of common stock held of record by Mr. Chrust's IRA, originally acquired by the Steven Chrust BSSC Master Def Contribution Profit Sharing Account; (v) 15,000 shares of common stock held of record by the Eve Chrust 2000 Business Trust, for the benefit of Eve Chrust, Mr. Chrust's daughter; (vi) 15,000 shares of common stock held of record by the Liza Chrust 1999 Beneficiary's Trust, for the benefit of Liza Chrust, Mr. Chrust's other daughter; (vii) 6,258,958 shares of common stock issuable upon conversion of 6% convertible promissory notes;
         (viii) 15,000 shares of common stock issuable upon the exercise of presently exercisable warrants granted to Steven and Sharon Chrust, jointly; and (ix) 95,833 shares of common stock issuable upon exercise of options that become exercisable within 60 days. Does not include 581,148 shares of common stock underlying stock options that are not currently exercisable.

(2) Messrs. Kidrin, Greenberg and Scharf have agreed to vote shares owned by them for the election of Mr. Chrust as a director through March 2002.

(3) Includes 58,333 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days. Does not include 401,667 shares of common stock underlying stock options that are not currently exercisable.

(4) Includes 238,892 shares of common stock issuable upon conversion of 6% convertible promissory notes and 33,000 shares of common stock issuable upon currently exercisable stock options. Does not include 342,000 shares of common stock underlying stock options and warrants that are not currently exercisable.

(5) Represents 26,666 shares of common stock issuable upon exercise of currently exercisable stock options. Does not include 28,334 shares of common stock underlying stock options that are not currently exercisable.

(6) Represents 16,666 shares of common stock issuable upon exercise of currently exercisable stock options. Does not include 48,334 shares of common stock underlying stock options that are not currently exercisable.

(7) Represents 1,433,349 shares of common stock issuable upon conversion of 6% convertible promissory notes held jointly by Mr. Saleh and his wife and 112,500 shares of common stock issuable upon exercise of currently exercisable stock options. Excludes 762,500 shares of common stock underlying stock options and warrants that are not currently exercisable.

(8)      Mr. Scharf resigned as a director, effective May 30, 2000.

(9) Represents 73,850 shares of common stock and 1,433,349 shares of common stock issuable upon conversion of 6% convertible promissory notes. Excludes 150,000 shares of common stock underlying warrants that are not currently exercisable. Brett Friedland, investment manager, exercises sole voting control over these shares.

(10) Represents 413,759 shares of common stock and 1,911,132 shares of common stock issuable upon conversion of 6% convertible promissory notes. Excludes 200,000 shares of common stock underlying warrants that are not currently exercisable.

(11) Includes and excludes the shares referred to in footnotes 1, 2, 3, 4, 5, 6 and 7.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We have entered into a Financial Advisory and Consulting Agreement, dated March 23, 1999, with SGC Advisory Services, Inc., of which Mr. Chrust is the president and sole shareholder. The agreement continues through March 2002 and provides for an initial annual fee of $120,000. The annual fee increased to $300,000 in March 2000. In addition, we granted warrants to SGC to purchase 1,000,000 shares of our common stock at $.50 per share. The warrants are exercisable through April 13, 2006. In connection with the engagement of SGC, Messrs. Kidrin, Greenberg and Scharf agreed (i) to contribute to us for cancellation 300,000, 881,250 and 318,750 shares of our common stock, respectively, and (ii) during the term of the consulting agreement, to vote any shares of our common stock owned by them for the election of Mr. Chrust as a director.

         In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 59 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock at an exercise price of $5.00 per share. Mr. Chrust purchased two units in this private placement.

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

         On March 10, 2000, Mr. Chrust, our chairman, and The Advent Fund LLC purchased 302,939 shares and 151,469 shares of common stock, respectively, at a purchase price of $3.301 per share from Steven A. Greenberg, a founder of Worlds Acquisition Corp. and a principal shareholder of ours, in private transactions. Mr. Chrust also purchased options at $.007335 per share to purchase 1,363,342 additional shares of common stock owned by Mr. Greenberg at $3.301 per share. On April 27, 2000, Mr. Chrust, in a private transaction, assigned 1,317,780 of these options at a price of $.007335 per share. The shares purchased from Mr. Greenberg by Mr. Chrust, Advent and the transferees of the options are registered for resale. The remaining 45,562 options expired unexercised.

         In January 2001, we consummated a private placement of units, each unit consisting of a $50,000 principal amount 6% convertible promissory note and a warrant to purchase 50,000 shares of our common stock. We sold 37.6 units at a per-unit price of $50,000 for aggregate proceeds of $1,880,000, of which $1,345,000 was paid in cash and $535,000 was paid by converting certain of our outstanding debt and other obligations. The notes are our unsecured obligations and are due on July 2, 2002, subject to certain mandatory prepayments. The conversion price of the notes and exercise price of the warrants is $0.10465, representing 115% of the average last sale price of a share of common stock as reported by the OTC Bulletin Board for the five consecutive trading days immediately prior January 2, 2001, the date of the initial closing of the private placement. Steven Chrust, our chairman, purchased 13.1 units in the private placement, of which $255,000 was invested in cash and $400,000 was invested through the conversion of existing outstanding obligations we owed to Mr. Chrust, including $250,000 pursuant to the terms of a convertible negotiable promissory note evidencing Mr. Chrust's prior loan to us on November 8, 2000. Pursuant to the terms of this note, the unpaid principal amount then due on the note was required to be converted into securities being in our next offering grossing net proceeds of at least $500,000. In addition, Mr. Chrust agreed to forfeit warrants to purchase 375,000 shares of our common stock which were issued to him in connection with the note. Various other officers, directors and employees purchased an additional 4.1 units, all of which was invested in cash.

                                  SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     April 30, 2001                 WORLDS.COM INC.
                                          (Registrant)


                                          By:   /s/ Thomas Kidrin
                                               ------------------------
                                          Name:    Thomas Kidrin
                                          Title:   President and Chief
                                                   Executive Officer



           In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                 Title                                      Date
----------                 -------                                   ------

/s/ Thomas Kidrin
_______________________    President, Chief Executive Officer     April 30, 2001
Thomas Kidrin              and Director (Chief Financial
                           Accounting Officer)

/s/ Steven G. Chrust
_______________________    Chairman of the Board                  April 30, 2001
Steven G. Chrust

/s/ Christopher J. Ryan
_______________________    Vice President B Finance and           April 30, 2001
Christopher J. Ryan        Principal Accounting and Financial
                           Officer