Form 10QSB
period 2001-03-31
WORLDS COM INC
filed 2001-05-15
CIK 1961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

                For the Quarterly Period ended March 31, 2001

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission File number 0-24115

                                 WORLDS.COM INC.

                      (not affiliated with Worldcom, Inc.)
             (Exact name of registrant as specified in its charter)



    New Jersey                                       22-1848316
 -------------------------------                     -----------------------
(State or other jurisdiction of                     (I.R.S. Employer ID No.)
incorporation or organization)

                               1786 Bedford Street
                           Stamford, Connecticut 06905
                      -------------------------------------
                    (Address of principal executive offices)

                                 (203) 316-0794
                            -------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. YES X   NO

As of May 14, 2001, 33,824,341 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): YES    NO  X

                                 Worlds.com Inc.

                                      INDEX



                                                                Page
                                                                ----
PART I. FINANCIAL INFORMATION

     Balance Sheet at March 31, 2001                            F-2

     Statements of Operations for the Three Months ended
        March 31, 2000 and 2001                                 F-3

     Statement of Stockholders' Equity (Deficit) for the
        Period from December 31, 1999 to March 31, 2001         F-4

     Statements of Cash Flows for the Three Months
        Ended March 31, 2000 and 2001                        F-5 - F-6

     Notes to Financial Statements                           F-7 - F-10

                                 Worlds.com Inc.

                                  BALANCE SHEET

                                 March 31, 2001
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $   115,140
    Accounts receivable                                              62,471
    Prepaid expenses and other current assets                        45,273
    Inventories                                                      49,125
                                                               ------------
         Total current assets                                       272,009
DEPOSITS                                                             72,527
PROPERTY, EQUIPMENT AND SOFTWARE
    DEVELOPMENT, NET of ACCUMULATED
    DEPRECIATION AND AMORTIZATION                                 1,025,991
INTANGIBLE ASSET - NET                                              134,767
                                                              -------------
                                                              $   1,505,294


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                          $   1,066,656
    Accrued expenses                                                611,066
    Deferred revenue                                                673,887
    Current maturities of notes payable                           1,811,813
                                                               ------------
         Total current liabilities                                4,163,422
LONG-TERM PORTION, NOTES PAYABLE                                     16,675
6% CONVERTIBLE PROMISSORY NOTE (NET Of
   DISCOUNT OF $32,800)                                             317,200
                                                              -------------
         Total liabilities                                        4,497,297
COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value - authorized, 65,000,000
       shares; issued, 33,824,341 shares                             33,824
    Additional paid-in capital                                   20,146,723
    Accumulated deficit                                         (23,172,550)
                                                                -----------
                                                                 (2,992,003)
                                                              $   1,505,294



The accompanying notes are an integral part of this statement.

                                 Worlds.com Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three months ended
                                                             March 31,
                                                     2000               2001
                                                  ----------         --------
Revenues                                          $  180,023      $  177,756
Revenue from terminated contract                           -         834,722
                                                   ---------       ---------
                                                     180,023       1,012,478

Costs and expenses
    Cost of revenues                                  69,951         194,280
    Selling, general and administrative            2,091,689       1,408,103
                                                   ---------       ---------

         Operating loss                           (1,981,617)       (589,905)
                                                  -----------       ---------

Other income (expense)
    Interest income                                   15,751           6,020
    Interest expense                                 (42,629)       (785,224)
    Offering expenses                                      -        (208,880)
                                                 -----------     ------------

         NET LOSS                                $(2,008,495)   $ (1,577,989)
                                                 ============   =============

Loss per share (basic and diluted)                     $(.11)          $(.05)
                                                 ============   =============

Weighted average common shares outstanding
    Basic and diluted                             17,776,845      30,708,663
                                                 ============   =============








The accompanying notes are an integral part of these statements.

                                                                   Worlds.com Inc.

                                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   Period from December 31, 1999 to March 31, 2001
                                                                     (unaudited)
                                                                                                                   Total
                                                      Common stock               Additional                     stockholders'
                                                  -----------------------          Paid-in         Deficit        equity
                                                    Shares         Amount          capital     Accumulated       (deficit)
                                                  ----------    ------------    ------------  --------------    -----------
Balance, December 31, 1999                        17,738,531    $     17,738    $ 13,634,725   $(12,674,652)   $    977,811

Exercise of stock options (March 2000)               215,000             215         135,285                        135,500
Sale of shares in private offering
    memorandum, net (March 2000)                     976,597             976       3,242,981                      3,243,957
Issuance of stock options for
    consulting and advertising services                                              138,231                        138,231
    (March 2000)
Sale of shares in private offering
     memorandum, net (April 2000)                    142,049             142         464,858                        465,000
Issuance of shares for Inventory (April 2000)         32,000              32          67,968                         68,000
Adjustment to capitalize software for options                                       (200,000)                      (200,000)
Issuance of shares to agent for content
    supply agreement (July 2000)                     100,000             100         143,650                        143,750
Issuance of Stock options for consulting
    services July through September                                                   34,464                         34,464
Issuance of stock options for consulting
    services (October through                                                         25,000                         25,000
December 2000)
Net loss for the year ended December 31, 2000                                                     (8,919,909)     (8,919,909)
                                                  ----------   -------------    ------------    -------------   -------------
Balance, December 31, 2000                        19,204,177          19,204      17,687,162     (21,594,561)     (3,888,195)
Issuance of warrants in private placement
    (January 2001)                                                                   206,800                         206,800
Beneficial conversion feature relating
    to Issuance of convertible debt and
    warrants in Private placement (January 2001)                                     572,381                         572,381
Issuance of shares for Convertible Notes
    (January and February 2001)                   14,620,164          14,620       1,515,380                       1,530,000
Issuance of options for consulting
    services (February 2001)                                                         165,000                         165,000
Net Loss for the three months
    ended March 31, 2001                                                                         (1,577,989)      (1,577,989)
                                                ------------    ------------    ------------    ------------    ------------

Balance March 31, 2001                            33,824,341    $     33,824    $ 20,146,723   $(23,172,550)   $ (2,992,003)
                                                ============    ============    ============   ============    ============

The accompanying notes are an integral part of this statement.


                                                   Worlds.com Inc.

                                               STATEMENTS OF CASH FLOWS

                                             Three months ended March 31,
                                                     (unaudited)
                                                                                        2000                    2001
                                                                                    ------------            --------
Cash flows from operating activities
    Net loss                                                                       $  (2,008,495)            $(1,577,989)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization                                                    337,100                 185,988
        Accretion of deferred revenue                                                          -                (855,186)
        Consulting expense related to the issuance
           of stock options                                                              120,417                 165,000
        Interest expense on beneficial conversion feature in
             private placement                                                                 -                 746,381
     Placement fee and bonus expense paid with convertible notes                                                  95,000
        Changes in operating assets and liabilities
              Private Placement proceeds receivable                                   (1,255,373)                      -
           Accounts receivable                                                            40,509                 142,875
           Prepaid expenses and other current assets                                       9,729                 199,826
           Inventories                                                                   (37,635)                 87,580
           Accounts payable and accrued expenses                                         318,893                (377,659)
           Deferred revenue                                                               19,936                  55,547
                                                                                   -------------             -----------

         Net cash used in operating activities                                        (2,454,919)             (1,092,637)
                                                                                   -------------             -----------
Cash flows from investing activities
   Acquisition of property and equipment                                                 (38,555)                      -
   Additions to software development costs                                                     0                 (80,324)
                                                                                            ----             ------------
         Net cash used in investing activities                                           (38,555)                (80,324)
                                                                                      -----------           ------------
Cash flows from financing activities
    Proceeds from sale of common stock in private offering memorandum                  3,243,957
    Proceeds from exercise of options                                                    135,500
    Proceeds from sale of Convertible Notes                                                    -               1,250,000
                                                                                   -------------             -----------
         Net cash provided by financing activities                                     3,379,457               1,250,000
                                                                                   -------------             -----------
         Net increase in cash and cash equivalents                                       885,983                  77,039
Cash and cash equivalents, beginning of period                                         1,821,180                  38,101
                                                                                   -------------             -----------

Cash and cash equivalents, end of period                                           $   2,707,163             $   115,140
                                                                                   =============             ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                   $             -              $        -
     Income taxes                                                                             -                       -

The accompanying notes are an integral part of these statements.

Noncash investing and financing activities:

         Issuance of a convertible note payable valued at $20,000 to the placement agent in connection with the convertible notes in January 2001.

         Issuance of convertible notes for outstanding debt valued at $535,000 including a promissory note valued at $250,000 and other current debt to insiders valued at $95,000 in January 2001. Bonuses and expenses of $75,000 paid with convertible notes.

         Issuance of stock options for consulting services of $165,000 in the period ended March 31, 2001.

         Conversion of $1,530,000 of 6% convertible promissory notes to 14,620,164 shares of Common Stock in 2001.

The accompanying notes are an integral part of these statements.

                                 Worlds.com Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     Nature of Business

     The Company designs, develops and markets three-dimensional ("3D") Internet sites on the World Wide Web. These web sites utilize 3D technologies.

     Basis of Presentation

     The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to the interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the Company for the year ended December 31, 2000.

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

                                 Worlds.com Inc.

                             March 31, 2000 and 2001
                                   (unaudited)

NOTE 1 (continued)

     As of July 1, 2000, the Company began recording software development costs in accordance with the Emerging Issues Task Force (the "EITF") consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"). The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") or under Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SOP 98-1, costs are expensed or capitalized according to the stage and related process of web site development that they relate to. Amortization of capitalized costs begins at the point in time that the web site becomes operational. Web site software is accounted for in accordance with SFAS 86, if the Company has a plan at the time that it is being developed to market the software externally or is developing such a plan

     No costs were capitalized for the period ending March 31, 2000. Approximately $80,000 was capitalized and included in property, equipment and software development during the period ended March 31, 2001. Amortization of the costs capitalized commenced in the first quarter of 1999, based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. Software development costs are being amortized over a periods of between two and three years. Amortization expense charged to operations for the three months ended March 31, 2000 and 2001 was approximately $113,000 and $129,000, respectively.

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

     Stock-Based Compensation

     In the first quarter of 2001, the Company granted options to purchase an aggregate of 1,498,000 shares of common stock to directors, officers, employees, consultants and to one vendor of the Company at an exercise price of $0.31, which was the fair value at the grant date, and 100,000 shares of common stock to an unrelated company at an exercise price of $2.00. In connection with options issued to non-employees, the Company recorded consulting expense of approximately $165,000 for the fair market value of the options using the Black-Scholes calculation.

                                 Worlds.com Inc.

                             March 31, 2000 and 2001
                                   (unaudited)


NOTE 2 - GOING CONCERN

     As discussed in Note 3, the Company completed a private placement of convertible notes during the first quarter of 2001, raising net proceeds of $1,250,000, converting current insider debt of $95,000 and other outstanding debt of $535,000.

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


NOTE 3 - PRIVATE PLACEMENT

     In January 2001, the Company completed a private placement of units, each unit consists of a $50,000 convertible promissory note at 6% per annum and a warrant to purchase 50,000 shares of our common stock. The Company sold
     37.6 units for aggregate proceeds of $1,880,000 of which $1,250,000 was received in cash, $95,000 was converting current insider debt and $535,000 was converting from outstanding debt into units. The convertible promissory notes are unsecured obligations of the Company and are due on July 2, 2002, subject to certain mandatory prepayments. The conversion price of the notes and the exercise price of the warrants is $0.10465, which represents 115% of the average last sale price of a share of common stock as reported by the OTC Bulletin Board for the five consecutive trading days immediately prior to January 2, 2001, the date of the initial closing of the private placement. $206,800 of the proceeds were allocated to the warrants, based upon the relative fair value of the warrants and the convertible promissory notes. This amount is to be accreted over the eighteen month term of the notes. The conversion feature of the notes was beneficial and $572,381 was recorded as a beneficial conversion feature; this amount was expensed to interest expense as the notes were immediately convertible.

                                 Worlds.com Inc.

                             March 31, 2000 and 2001
                                   (unaudited)



     In January and February of 2001, $1,530,000 of the convertible promissory notes were converted into equity. Upon conversion $167,500 was recorded as interest expense relating to the accretion of the debt discount.



NOTE 4 - REVENUE FROM TERMINATED CONTRACT

     The Company entered into a content supply agreement to provide customized websites using the Company's 3D technology. Under the terms of the agreement the Company received $500,000 upon signing the agreement in 1999, $633,342 during 2000 and $55,547 in 2001. The payments were being amortized over the life of the website or as earned based on the agreement. In
     March 2001 the Company learned that the websites under the agreement were being terminated. As a result of this termination, these non-refundable payments have been recognized as revenue in the amount of $834,723 in the period ending March 31, 2001.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

                           Forward Looking Statements

     This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

     You should also see the Risk Factors set forth in our 10-KSB for the year ended December 31, 2000. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

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

         o VIP subscriptions to our Worlds Ultimate 3-D Chat service and services that we provide to third-party Internet service providers such as Roadrunner;

         o development, licensing and operation of 3D chat and entertainment sites for third parties;

         o        on-line advertising revenues; and

         o        e-commerce commissions and fees.

         Expenses

         We classify our expenses into two broad groups:

         o        cost of revenues; and

         o        selling, general and administration.

     During the first quarter of 2001, we continued the implementation of our new business plan. During this period, significant expenditures were incurred in connection with:

         o        the commercialization of our technology;

         o        increasing the number of and maintaining our sites; and

         o developing the infrastructure required to handle and promote rapid growth.


Results of Our Operations

     The following data extracted from our unaudited financial statements compares the results of our operations for the three months ended March 31, 2001 to the three months ended March 31, 2000.

                                                      Three Months ended
                                                           March 31,
                                                 ------------------------------
                                                      2000             2001
                                                 ------------   ---------------
                                                                    (unaudited)

Revenues                                         $   180,023        $   177,756
Revenue from terminated contract                           -            834,722
                                                 -----------        -----------
                                                     180,023          1,012,478

Costs and expenses:
 Cost of revenues                                    (69,951)          (194,280)

Selling, general and                              (2,091,689)        (1,408,103)
administrative

Operating loss                                    (1,981,617)          (589,905)

Other income (expenses):

Interest income                                       15,751              6,020

Interest expense                                     (42,629)          (785,224)

Offering expenses                                          -           (208,880)

Net loss                                         $(2,008,495)       $(1,577,989)


Three months ended March 31, 2001 compared to three months ended March 31, 2000

     In the first quarter of 2001, revenues were $1,012,478 compared to revenues of $180,023 during the first quarter of 2000, an increase of 462%. This increase in revenues is primarily due to the termination of an agreement where we received non-refundable payments that were to be amortized over the life of the agreement. Upon termination of the agreement in March 2001, all of these advance payments were recognized as revenue. The termination of the agreement added approximately $722,000 to our revenue in the quarter.

     Selling, general and administrative expenses were $1,408,103 for the three months ended March 31, 2001, as compared to $2,091,689 for the three months ended March 31, 2000. This represented a decrease of $683,586. This decrease was attributable to lower costs associated primarily with marketing, advertising and consultants.

     Other income included $6,020 of interest income for the three months ended March 31, 2001 earned from the remainder of the proceeds of our private placement as compared to $15,751 for the three months ended March 31, 2000. Interest expense was $785,224 for the three months ended March 31, 2001 as compared to $42,629 for the three months ended March 31, 2000. Approximately $746,000 of the increase is directly attributable to the accounting treatment for the beneficial conversion feature relating to the issuance of the convertible debt.

     As a result of the foregoing, we incurred a net loss of $1,577,989 for the three months ended March 31, 2001, compared to a net loss of $2,008,495 for the three months ended March 31, 2000, a decrease of $430,506.

Liquidity and Capital Resources

     At March 31, 2001, we had a working capital deficit of $3,891,413 and cash and cash equivalents in the amount of $115,140. At March 31, 2001, our total liabilities were $4,497,297, including the current maturities of notes payable of $1,811,813.

     An agreement between us and E-New Media was terminated in March 2001 due to a dispute between the two parties. We anticipate settling this dispute prior to May 31, 2001, with the parties ending their relationship as previously constituted and with E-New Media making an immediate, one-time cash payment to Worlds in the amount of $200,000. As a result of the settlement with E-New Media, we will no longer generate revenues from that relationship, other than the one-time, $200,000 settlement payment. This relationship had previously provided us with material revenues.

     We believe, however, that our revenue sharing agreements with the World Wrestling Federation, Aerosmith, British Telecom, Time Warner Cable and certain private label agreements we have entered into will generate revenue that is sufficient to support our operations during 2001 as the services contemplated by these agreements are commercially deployed.

     If our new projects, such as those described above, do not generate the level of revenue we expect during the next 30 days, we will have to seek additional sources of capital through one or more activities, including the sale of debt or equity securities and/or the sale of assets. Any issuance of equity securities would dilute the interest of our shareholders. Additionally, if we incur debt, we will become subject to risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal and interest on any such debt. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would be available when and as required. If we are unable to access sources of capital when and as required, we would have to severely diminish our operations or halt them entirely. The opinion of our independent certified public accountants contained in our Annual Report on Form 10-KSB for the year ended December 31, 2000 and Note 2 to the Financial Statements contained herein contain an explanatory paragraph regarding our ability to continue as a going concern.

Private Placements

     In January 2001, we consummated a private placement of units, each unit consisting of a $50,000 principal amount 6% convertible promissory note ("Convertible Notes") and a warrant to purchase 50,000 shares of our common stock. We sold 37.6 units at a per-unit price of $50,000 for aggregate proceeds of $1,880,000, of which $1,250,000 was paid in cash, $95,000 was paid by converting current insider debt and $535,000 was paid by converting certain of our outstanding debt and other obligations.

     Steven G. Chrust, our chairman of the board of directors, purchased 13.1 units in the private placement, of which $255,000 was invested in cash and $400,000 was invested through the conversion of existing outstanding obligations of Worlds.com owed to Mr. Chrust, including $250,000 pursuant to the terms of a convertible negotiable promissory note evidencing Mr. Chrust's prior loan to us on November 8, 2000 ("Chrust Note"). Pursuant to the Chrust Note, we and Mr. Chrust were required to convert all of the unpaid principal amount then due into securities being sold in our next offering grossing net proceeds of at least $500,000. In addition, Mr. Chrust agreed to forfeit warrants to purchase 375,000 shares of the our common stock which were issued to him in connection with the Chrust Note. Other officers, directors and employees of Worlds.com ("Insiders") purchased an additional 4.1 units, of which $110,000 was invested in cash and $95,000 was invested through the conversion of existing oblitgations to the Company.

         In January 2001, Mr. Chrust converted the Convertible Notes he purchased in the private placement into an aggregate of 6,913,958 shares. In addition, certain other persons, including certain officers of Worlds, converted their Convertible Notes into an aggregate of 7,806,206 shares. Accordingly, the recent conversion of the Convertible Notes has resulted in our issuance of an aggregate of 14,720,164 additional shares.


         If the remaining Convertible Notes and warrants sold by us in the private placement are converted and exercised pursuant to their respective terms, we would be required to issue an additional 5,124,480 shares of our common stock.


Effect of Recent Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments." The statement as amended is effective for financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The adoption of SFAS 133 has not had a material impact on our financial position or results of operations.

                             PART II OTHER INFORMATION

Item 1.  Legal Proceedings.


         In Cosmo Communications v. Worlds, Inc. (our predecessor) in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered on March 20, 2001, is approximately $205,000 of which $200,000 is accrued. The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds.com is a successor company. We have appealed the decision.

Item 2.  Changes in Securities

(c)      Recent sales of Unregistered Securities

         Unless otherwise noted, we relied upon Section 4(2) of the Securities Act of 1933 as the basis for exemption from registration for all the transactions referred to in this Item 2(c).

         In January 2001, we consummated the private placement of units described above under the section in Part I entitled "Management and Analysis of Financial Condition and Results of Operations - Private Placements."

     Options

         The following options were granted on February 1, 2001. For all options other than JEM Entertainment Media and Ron Roy, one third of the total of each option vests on February 1, 2002, 2003 and 2004. The exercise price is $0.31 per share which approximates fair value on the date of grant. All of these options expire on February 1, 2006. Options granted to JEM Entertainment Media, LLC and Ron Roy vest over 2 years. 50% of the total options vest on February 1, 2002. The remaining 50% vest on February 1, 2003.

Thom Kidrin                190,000          Paul Embry                  10,000

Rita Locke                   1,000          Sean Waldron                10,000

Odette Plavinskas           10,000          Rick McMorrow                5,000

Hal Trencher               150,000          Christine Oltmer            18,000

Marty Scott                 30,000          Shane Salisbury              1,000

Chris Ryan                 200,000          Todd Greene                    500

Frank Kane                  50,000          Gail Mason                  60,000

Matt Goheen                 25,000          Steven Chrust              287,500

Mike Sivak                  35,000          Ken Locker                  25,000

Julie Renfro                20,000          Bill Harvey                 25,000

Clay Ellis                   5,000          Steven Chrust               15,000

Anne Johnson                10,000          Tom Saleh                  200,000

Steve Palechek               5,000          Ron Roy                     50,000

William T Straub            10,000          JEM Entertainment           50,000
                                            Media


         We also issued an option to purchase 100,000 shares of our common stock to Svengali Merchandising Inc. pursuant to a revenue sharing agreement. The option is exercisable until November 30, 2002 and has a per share exercise price of $2.00.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2001

                                       WORLDS.COM INC.

                                           /s/ Thomas Kidrin
                                      By:__________________________
                                          Thomas Kidrin
                                          President, CEO and Treasurer

                                         /s/ Christopher Ryan
                                      By:__________________________
                                          Christopher Ryan
                                          Chief Financial Officer and
                                          Principal Accounting Officer