Form 10QSB
period 2001-06-30
WORLDS COM INC
filed 2008-03-18
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File number 0-24115

WORLDS.COM, INC.

(not affiliated with Worldcom, Inc.)

(Exact name of registrant as specified in its charter)

New Jersey 22-1848316 ------------------------------- ----------------------- (State or other jurisdiction of (I.R.S. Employer ID No.) incorporation or organization)

11 Royal Road, Brookline, MA 02445
 (Address of principal executive offices)

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of March 31, 2002, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2001	3
Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000	4
Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5
Notes to Financial Statements	6-10

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com, Inc. Balance Sheets (Unaudited) As of June 30, 2001

Current Assets
Cash and cash equivalents		$5,744
Accounts recievable		28,959
Prepaid Expenses		74,209
Inventory		52,727

Total Current Assets		161,640

Property, equipment software dev net of
accumulated depreciation		1,195,837

TOTAL ASSETS		$1,357,477

Current Liabilities
Accounts payable		1,145,796
Accrued expenses		604,700
Deferred Revenue		698,887
Current maturities notes payable		2,181,212

Total Current Liabilities		4,630,594

Stockholders Equity (Deficit)

Common stock		33,824
Additional Paid in Capital		20,146,723
Accumulated Deficit		(23,453,664)
	$
Total stockholders deficit		(3,273,118)

Total Liabilities and stockholders deficit		$1,357,477

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For Three and Six months ended June 30, 2001 and 2000
		Six months ended June 30,		Three months ended June 30,
		2001	2000	2001	2000
Revenues
	Revenue	$530,546	$513,764	$352,791	$333,741
	Revenue from terminated K	834,722	-	-	-
Total		1,365,268	513,764	352,791	333,741

Cost and Expenses

	Cost of Revenue	223,237	212,312	28,957	142,361
	Selling General & Admin	1,973,071	4,818,989	605,174	2,727,300

	Operating income (loss)	(831,040)	(4,517,537)	(281,341)	(2,535,920)

Other Income Expense
	Interest Income	6,053	68,053	33	52,302
	Interest Expense	825,235	85,773	-	43,144
	Offering Expense	208,880	-	-	-

Net Loss		$(1,859,102)	$(4,535,257)	$(281,308)	$(2,526,762)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statement of Cash Flows (Unaudited) For Six months ended June 30, 2001 and 2000
	2001	2000
Cash flows from operating activities
Net Income/(loss)	$(1,859,102)	$(4,535,257)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort	185,989	672,389
Accretion of deferred revenue	(774,639)	-
Consulting expense related to the
issuance of stock options	165,000	138,231
Interest expense on beneficial conversion
feature in private placement	746,381	-
Placement fee and bonus expense paid
with convertible notes	95,000	-

Changes in operating assets and liabilities
Accounts receivable	175,608	(117,496)
Prepaid expenses and other current assets	218,087	26,625
inventories	83,978	(29,376)
accounts payable and accrued expenses	(229,962)	154,302
Deferred revenue	-	85,675

Net cash used in operating activities	(1,193,661)	(3,604,907)

Cash flows from investing activities
Acquisition of property and equipment	-	(65,238)
Addition to software development costs	(90,404)	(133,364)

Net cash used in investing activities	(90,404)	(198,602)

Cash flows from financing activities

Proceeds from sale of convertible notes	1,250,000	-
Proceeds from sale of common stock	-	3,708,957
Proceeds from exercise of options	-	135,500

Net Cash provided from financing activities	1,250,000	3,844,457

Net increase(decrease) in cash	(34,065)	40,948

Cash beginning of period	40,489	1,821,180

Cash end of period	$6,424	$1,862,128

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2001

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

Worlds.com, Inc. (the "Company") designs and develops software content and related technologies for the creation of interactive, three-dimensional ("3D") Internet sites on the World Wide Web. Using in-house technology the Company creates its own Internet sites, as well as sites available through third party on-line service providers.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity with no full time employees and performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Income Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.
Deferred revenue represents cash payments received in advance to be recorded as licensing revenue as earned.

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

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2001

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2001 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

Impairment of Long Lived Assets

The Company reviews the carrying value of long-lived assets to determine if circumstances exist indicating whether there has been any impairment of the carrying value of property and equipment or whether the depreciation periods should be modified.  Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.  The Company as of the date of the financial statements has no long lived assets.

NOTE 2 - GOING CONCERN

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

NOTE 3 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, three-dimensional ("3D") entertainment portal on the internet.

NOTE 4- NOTES PAYABLE

Short-term debt at June 30, 2001 consists of the following:

The Company has promissory notes payable due to four shareholders. The principal amounts are, $124,230, $635,642, $631,950 and $350,000 with interest accruing at 8% per annum, 10% per annum 5% per annum, and 6% per annum respectively. The principal amounts plus all accrued interest are past due.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this form 10-QSB and in future filings by the Company with the Commission, the words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1, as well as with the audited financial statements and related notes and risks factors included in out annual report on Form 10-KSB for the most recently completed fiscal year.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

General

Worlds.com is a leading 3D entertainment portal which leveraged our proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

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

Starting in mid 2001 we were not able to generate enough revenue to sustain operations and other sources of capital were not available. We have had to essentially curtail our operations in order to remain alive.

Revenues

We generated very little or no revenue from operations during the quarter as we have significantly curtailed operations since mid 2001.  The revenue that was generated since that time was generated in the following manner:

o        the production of 3D promotion sites for third parties;

o        VIP subscriptions to our Worlds Ultimate 3-D Chat service; and/or

o        development, licensing and operation of 3D chat and entertainment sites for third parties;

Expenses

We classify our expenses into two broad groups:

o        cost of revenues; and

o        selling, general and administration.

During the quarter, our operations were minimal.

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations for an indefinite period of time.

RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2001 and 2000 were $1,365,268 and $513,763, respectively.  We entered into a content supply agreement to provide customized websites using our 3D technology. Under the terms of the agreement we received $500,000 upon signing the agreement in 1999, $633,342 during 2000 and $55,547 in 2001. The payments were being amortized over the life of the website or as earned based on the agreement. In March 2001 we learned that the websites under the agreement were being terminated. As a result of this termination, these non-refundable payments have been recognized as revenue in the amount of $834,723 in the period ending March 31, 2001.  Revenue for the six months ended June 30, 2001 without this revenue is $530,545.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Revenue increased by $851,505, to $1,365,268 for the six months ended June 30, 2001 from $513,763 in the prior year.  As noted above $834,723 of the increase is due to a customer terminating their agreement with us resulting in revenue from non-refundable payments.  Without this revenue from the terminated contract the increase in revenue from operations would have only been $16,782 or 3%.

Our cost of revenues during the six months ended June 30, 2001 and 2000 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis increased $10,925, or 5%, to $223,237 for the six months ended June 30, 2001, from $212,312 in the six months ended June 30, 2000.  We feel that the increase is in line with the increase in revenue.

Selling general and administrative expenses decreased by approximately $2,812,220, from $4,785,291 to approximately $1,973,071 for the six months ended June 30, 2000 and 2001, respectively.  Reduction in expenses is due to very limited marketing and advertising in 2001 in contrast to the major marketing campaign we can in 2000 and because of the deteriorating internet market we severely cut back on all expenses as we reduced our operations.

Other expenses include interest expense of $825,235 directly attributable to the notes payable and offering expenses of $208,880 relating to the round of financing in the first quarter for the six months ended June 30, 2001.  Interest expense in the six months ended June 30, 2000 was $85,772.  Other income includes interest income of $6,053 for the six months ended June 30, 2001 compared to $68,053 for the six months ended June 30, 2000.

As a result of the foregoing we incurred a net loss of $1,859,102 for the six months ended June 30, 2001 compared to a net loss of $4,501,559 in the six months ended June 30, 2000.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $5,744 at June 30, 2001.  Cash, cash equivalents, short-term marketable securities and equity securities were $1,862,128 at June 30, 2000.  This decrease of $1,856,384 was the net result of cash used in operating activities.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to permanently halt all operations.

Item 3. Controls And Procedures

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    During the first quarter of 2008 our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required As of the end of the period covered by this report to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 12, 2008

WORLDS.COM INC.

By: /s/ Thomas Kidrin Thomas Kidrin President, CEO and Treasurer By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.