Form 10QSB
period 2001-09-30
WORLDS COM INC
filed 2008-03-18
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2001

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X ]

As of March 31, 2002, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com, Inc. Balance Sheets (Unaudited) As of September 30, 2001
Current Assets
Cash and cash equivalents		$26,478
Accounts recievable		28,209
Prepaid Expenses		30,525
Inventory		52,727

Total Current Assets		137,939

Property, equipment software dev net of
accumulated depreciation		1,195,837

TOTAL ASSETS		$1,333,776

Current Liabilities
Accounts payable		1,145,796
Accrued expenses		623,534
Deferred Revenue		698,887
Current maturities notes payable		2,173,304

Total Current Liabilities		4,641,521

Stockholders Equity (Deficit)

Common stock		33,824
Additional Paid in Capital		20,146,723
Accumulated Deficit		(23,488,291)
	$
Total stockholders deficit		(3,307,745)

Total Liabilities and stockholders deficit		$1,333,776

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and nine months ended September 30, 2001 and 2000

	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000

Revenues
Revenue	$587,560	$918,710	$57,013	$404,946
Revenue from terminated K	834,722	-	-	-
Total	1,422,282	918,710	57,013	404,946

Cost and Expenses

Cost of Revenue	224,675	339,713	1,438	127,401
Selling General & Admin	2,024,821	6,851,421	51,750	2,032,432

Operating income (loss)	(827,214)	(6,272,424)	3,826	(1,754,887)

Other Income Expense
Interest Income	6,061	83,045	8	14,992
Interest Expense	863,696	130,260	38,461	44,487
Offering Expense	208,880	-	-	-

Net Loss	$(1,893,729)	$(6,319,639)	$(34,627)	$(1,784,382)

The accompanying notes are an integral part of these financial statements.

Worlds.Com, Inc. Statements of Cash Flows (Unaudited) For six months ended January through September 2001
	2001	2000

Cash flows from operating activities
Net Income/(loss)	$(1,893,729)	$(6,319,639)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	185,989	994,284
Accretion of deferred revenue	(774,639)	-
Consulting expense related to the
issuance of stock options	165,000	172,695
Interest expense on beneficial conversion
feature in private placement	746,381	-
Placement fee and bonus expense paid
with convertible notes	95,000	-

Changes in operating assets and liabilities
Accounts receivable	205,398	(6,331)
Prepaid expenses and other current assets	232,732	(192,853)
inventories	83,978	(54,852)
Long term deposit	-	(25,000)
accounts payable and accrued expenses	(219,036)	853,662
Deferred revenue	-	230,454
Loans

Net cash used in operating activities	(1,172,927)	(4,347,580)

Cash flows from investing activities
Addition to software development costs	(90,404)	(496,055)
Acquisition of property and equitpment	-	(106,830)

Net cash used in investing activities	(90,404)	(602,885)

Cash flows from financing activities

Proceeds from sale of convertible notes	1,250,000	3,708,957
Proceeds from exercise of options	-	135,500
Net Cash provided from financing activities	1,250,000	3,844,457

Net increase(decrease) in cash	(13,332)	(1,106,008)
	-
Cash beginning of period	40,489	1,821,180

Cash end of period	$27,158	$715,172

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2001

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

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2001 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2001

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

NOTE 4 – NOTES PAYABLE

Short-term debt at September 30, 2001 consists of the following:

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

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1, as well as with the audited financial statements and related notes and risk factors included in out Annual Report on Form 10-KSB for the most recently completed fiscal year.

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

Revenues

We generated very little or no revenue during the quarter as we have significantly curtailed operations since mid 2001.  The revenue that was generated since that time was generated in the following manner:

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

 RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2001 and 2000 were $1,422,282 and $918,709, respectively.  In 1999 we entered into a content supply agreement to provide customized websites using our 3D technology. Under the terms of the agreement we received $500,000 upon signing the agreement in 1999, $633,342 during 2000 and $55,547 in 2001. The payments were being amortized over the life of the website or as earned based on the agreement. In March 2001 we learned that the websites under the agreement were being terminated. As a result of this termination, these non-refundable payments have been recognized as revenue in the amount of $834,722 in the period ending March 31, 2001.  Revenue for the nine months ended September 30, 2001 without this revenue is $587,560.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenue increased by $503,573, to $1,422,282 for the nine months ended September 30, 2001 from $918,709 in the prior year.  As noted above $834,723 of the increase is due to a customer terminating their agreement with us resulting in revenue from non-refundable payments.  Without this revenue from the terminated contract revenue from operations would have decreased by $331,149 or 36%.  Due to the deteriorating internet market, our customers have stopped their internet expansions plans which included our worlds.   This resulted in a lack of liquidity from no revenue.  The business is running in a severely diminished mode and may cease to operate due to the lack of liquidity.  We expect minimal operating results until such time, if ever, that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the nine months ended September 30, 2001 and 2000 are primarily comprised of (1) cost of goods sold (2) selling general and administrative expenses.  Cost of sales on a consolidated basis decreased $115,038, or 34%, to $224,675 for the nine months ended September 30, 2001, from $339,713 in the nine months ended September 30, 2000.  Main reason for this decrease was due to our customers canceling their internet plans forcing us to severely cut back on operations in 2001.

Selling general and administrative expenses was $2,024,821 for the nine months ended September 30, 2001.  For the nine months ended September 30, 2000 selling general and administrative expenses was $6,817,723 for a reduction of $4,792,902 or 71%.  Reduction in expenses is due to very limited marketing and advertising in 2001 in contrast to the major marketing campaign we ran in 2000 and because of the deteriorating internet market we severely cut back on all expenses as we reduced our operations.

Other expenses include interest expense of $863,696 directly attributable to the notes payable and offering expenses of $208,880 relating to the round of financing in the first quarter for the nine months ended September 30, 2001.  Other expenses include interest expense in the nine months ended September 30, 2000 was $130,259.  Other income includes interest income of $6,061 for the nine months ended September 30, 2001 compared to $83,045 for the nine months ended September 30, 2000.

As a result of the foregoing we incurred a net loss of $1,893,729 for the nine months ended September 30, 2001, compared to a loss of $6,285,940 in the nine months ended September 30, 2000.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $26,478 at September 30, 2001.  Cash, cash equivalents, short-term marketable securities and equity securities were $715,172 at September 30, 2000.  This decrease of $596 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to permanemtly halt all operations.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In Cosmo Communications v. Worlds, Inc. (our predecessor) in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered on March 20, 2001, is approximately $205,000 of which $205,000 is accrued. The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds.com is a successor company. We have appealed the decision.

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

Date: March 4, 2008

WORLDS.COM, INC.

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