Form 10KSB
period 2001-12-31
WORLDS COM INC
filed 2008-03-18
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-24115

WORLDS.COM, INC.
(Name of Small Business Issuer in its Charter)

New Jersey	22-1848316
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Royal Road, Brookline, MA  02445
(Address of Principal Executive Offices)

(617) 725-8900
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2001 were $1,461,690.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the closing price of such common equity, as of March 4, 2008 (a date within the past 60 days) was approximately $9,578,886.

At December 31, 2001, the registrant had outstanding 33,830,393 shares of par value $.001 Common Stock, of which approximately 32,540,393 shares were held by non-affiliates.

At March 4, 2008, the registrant had outstanding 49,830,393 shares of par value $.001 Common Stock, of which approximately 43,540,393 shares were held by non-affiliates.

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe," "estimate" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

INTRODUCTORY NOTE

As described below, due to a lack of funds we became inactive in mid-2001 and were dormant for approximately six years. Now, in the first quarter of 2008, we have the funds to prepare and file all of our historical quarterly and annual reports. We caution the reader that although this filing is being made many years late, unless otherwise specified, all disclosures are being made as of the last date of the period covered by this report.

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

Recent developments

Worlds terminated all full time employees in June 2001 and ceased SEC reporting as a result of the internet market meltdown and an aborted financing the company had planned for September 2001. The company has continued to maintain its service since daily operations ceased as well as continued software development on an as needed basis and under contract licenses.

While the company has kept the service up there have been thousands of customer created worlds and Avatars developed using Worlds tools and hosted on the members' PCs.

Our Opportunity

A growing number of people access the Internet as a part of their daily routine. They are embracing the Internet as a point of access for communications, entertainment and shopping. The emergence of broadband delivery capabilities through cable modems, such as that provided by Time Warner Cable's Road Runner to its residential customers, and other technologies will, we believe, promote even greater growth in the use of the Internet and the bandwidth-intensive applications that can be delivered across it.

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

We believe that there is an opportunity to further exploit the Worlds Ultimate 3D Chat product in modified form. We are now exploring the modification of Worlds Ultimate 3D Chat as a corporate Intranet chat and information service for corporate clients. The modified application of Worlds Ultimate 3D Chat, if successfully modified and then marketed, could provide us with an ongoing revenue stream based on the licensing fees for our server technology, as well as a per employee annual subscription fees.

Our Strategy

Our goal is to become a leading provider of interactive 3D Internet sites where entertainment content, interactive chat and e-commerce opportunities converge to provide communities for users and advertisers. Keys to achieving our goal are:

▪
Producing interactive multimedia music-related 3D sites. We believe that music readily lends itself to exploitation through web sites utilizing our technology. Music is a universal theme that appeals to all people and accordingly, music-based sites, such as Worlds Ultimate 3D Chat, have the capability of drawing a wide range of users. We also believe that the highly graphic, interactive nature of sites using our technology appeals to users drawn to music-based sites, differentiates such sites from other non-3D music-based sites and thereby encourages repeat visitation. Because our technology allows for the creation of multiple worlds accessible from a web site, it allows such sites to segregate users of different tastes and demographics. For example, the various worlds of Worlds Ultimate 3D Chat is expected to focus on specific categories of music including:

o	alternative;
o	jazz;
o	rock;
o	pop;
o	country; and
o	hip-hop.

▪
Creating effective offline distribution partnerships with recording artists and their record companies. We seek to enter into alliances with recording artists and their record companies by which we gain access to the excess capacity on their music CDs to distribute our Worlds Ultimate 3D Chat and other software. CDs utilizing such excess capacity in this or a similar manner are commonly referred to as CD+ or enhanced CDs. We believe that the distribution of music on these types of CDs is an attractive alternative to recording artists and their record companies as it creates opportunities for them to expand the sale of their music through differentiation of their CDs, creates a new channel of distribution for the sale of products related to the artists, and aids in the promotion of the artists in general.

▪
Creating Brand Identity for Worlds.com. Public awareness of our site and products is critical to our success. We seek to build this awareness by entering into co-branding arrangements with other high-profile Internet companies and music companies. We plan to market Worlds Ultimate 3D Chat and our other products through online and other efforts. Ultimately, we seek to build a reputation as a leader in 3D technology and content for the Internet. Our success in promoting our brand also will depend on our success in providing high-quality products and services and a high-level of customer satisfaction.

▪
Creating Other Services Using Our Interactive 3D Technology. In addition to Worlds Ultimate 3D Chat, we seek to create other marketable products and services based on our technology. We have created 3D sites and/or related 3D content for other enterprises, including British Telecom and Road Runner.

▪
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

Aerosmith

In January 2001, we entered into a revenue sharing agreement with Aerosmith to create and operate an official 3D Aerosmith environment entitled "Aerosmith World" and to redesign Aerosmith's official website, which currently resides at www.Aerosmith.com. We plan to begin to offer memberships to "Aerosmith interactive", which gives subscribers access to advance ticket sales and exclusive merchandise and discounts. "Aerosmith World" is currently available for download from www.Worlds.com.

British Telecommunications

In June 2000, we entered into an agreement with British Telecommunications plc pursuant to which we are to provide co-branded 3D web sites featuring our interactive worlds to users of British Telecommunications' Internet service. We will share with British Telecommunications revenues derived from VIP subscription and e-commerce activities generated through these sites as well as advertising revenues. In February 2001, as part of this Agreement, British Telecommunications launched its first 3D virtual reality Internet site, developed by Worlds.com.

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

In addition, certain companies have developed or may be expected to develop technologies or products in related market segments which could compete with certain technologies or products we have or are developing. We expect that such companies, as well as other companies including established and newly formed companies, may attempt to develop products that will be in direct competition with ours. Many of our competitors have advantages over us, including:

o longer operating histories and greater financial, technical, marketing and other resources;

o a wider range of services and financial products;

o greater name recognition and larger customer bases;

o more extensive promotional activities; and

o cooperative relationships among themselves and with third parties to enhance services and products.

Many of our competitors in this market have adopted VRML and VRML 2.0 scene description language as their file format and have limited their expertise and scope to only one of the above categories. VRML is an early industry attempt to provide standard protocols for 3D Internet experiences. Currently, there are many companies collaborating to establish standardization of the Virtual Reality Modeling Language for 3D usage on the Internet, the adoption of which may require changes to our technology. If we fail to recognize or address the need for new service or product introductions our business and financial condition could be materially adversely affected. Competitors may develop superior technology or determine as a group to adopt standards with which our technology is not compatible.

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045 for multi-server technology for 3D applications, which is Worlds' core technology.  We are now looking into the implications and breadth of the patent in order to maximize its benefits to Worlds.  The description of the patent is as follows:

"The present invention provides a highly scalable architecture for a three dimensional, multi-user, interactive virtual world system.  In a preferred embodiment a plurality of users interact in the three-dimensional, computer-generated graphical space where each user executes a client process to view a virtual world from the perspective of that user.  The virtual world shows Avatars representing the other users who are neighbors of the user viewing the virtual world.  In order that the view can be updated to reflect the motion of the remote user's Avatar, motion information is transmitted to a central server process that provides position updates to client processes for neighbors of the user at that client process.  The client process also uses an environment database to determine which background objects to render as well as to limit the number of displayable Avatars to a maximum number of Avatars displayable by that client."

Trademark: Worldsplayer - The WorldsPlayer is especially designed to allow users to view and experience the multi-user, interactive Worlds Gamma technology. Any world created with the WorldsShaper will be viewable and navigable with WorldsPlayer.  Utilizing the WorldsPlayer, a user assumes a persona (via a digital actor, or Avatars), and can then move, view, chat, play, express one's self via gestures and animations, voice chat, send email, join discussion groups, listen to music, shop at Worlds 3D stores, and watch videos, all in the company of users from around the world, within the 3D environment.  The WorldsPlayer boasts high frame rate for fast, high quality graphics, an easy to use graphic user interface, seamless 2D Web browser integration, auto-upgrade capability over the Internet, and a complete communication tool set including chat, voice-to-voice chat, email and animation. The WorldsPlayer offers users the unique and creative experience of customizing their Avatars, while maintaining the ability to animate and activate their Avatars.

We have a patent and a trademark and we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how.

Employees

As of December 31, 2001, we had 0 full time employees. Our president, Thomas Kidrin, devotes such of his time as necessary to keep our servers maintained and operating for the continued use of our members.

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2001, we had only nominal cash and cash equivalents. We believe that our existing capital resources, together with the minimal cash revenue generated by our revenue sharing agreements with Aerosmith, British Telecom, Time Warner Cable and certain private label agreements, will be sufficient to allow us to survive in 2002, albeit with drastically reduced operations. However, we have experienced a default by a material existing customer, e-New Media, on its obligations to us. Our relationship with another existing client, FreeServe, has been significantly reduced. This relationship had previously provided us with material revenues. We therefore do not expect to generate significant revenues from our prior relationships with e-New Media and Freeserve in the future. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

We have been engaged in the commercial sale of our 3D Internet-based services for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

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

Given our relatively limited resources, we have not been able to effectively compete in our target markets. These markets are characterized by intense competition, rapidly changing technology and increasing numbers of new market entrants who have developed or are developing potentially competitive products and services, often resulting in product obsolescence or short product life cycles. Our competitors include other enterprises utilizing 3D-based technology for online entertainment and marketing purposes, online and Internet service providers, online shopping malls, online direct music retailers, online music and book sites and traditional music retailers. Most of our competitors have significantly greater financial and operating resources compared to Worlds.com Our ability to compete will be dependent on our ability to enhance and upgrade our technology platform in a timely manner and to effectively offer our target customers attractive and exciting 3D content and services, all of which require the expenditure of funds that we do not have. In addition, the very companies with which we do business, such as the larger Internet service providers and record labels, may determine to create and distribute their own 3D Internet sites.

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

We seek to market and provide our service both in the United States and internationally. Servicing our foreign clients and marketing our services abroad requires the dedication of significant management and financial resources, which we currently do not have. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. Operating internationally subjects us to risks relating to the following areas:

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

In addition to our patents, we rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have never been involved in any intellectual property litigation, we could become a party to litigation in the future to protect our intellectual property or as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights.

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

Our success is dependent, in part, on the personal efforts of Thomas Kidrin, our chief executive officer. We do not currently have an employment agreement with Mr. Kidrin, although, we maintain "key-man" insurance on his life in the amount of $1,000,000. The loss of Mr. Kidrin's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our business and operations.

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

We currently do not have the resources to enhance our technology or to develop new products.

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

We are subject to and must comply with data protection legislation which restricts our ability to collect and exploit users' personal data. Our business is particularly dependent on the existing and future data protection laws in Europe, the United States and in each specific country where we operate. European data protections legislation is drafted in very broad terms, and there are few sources of guidance as to its interpretation. It is difficult to foresee the extent to which its enforcement by relevant authorities will restrict our operations. We believe that a rigid interpretation of data protection legislation could hinder our ability to conduct our business as planned. Our failure to comply with applicable law could subject us to severe legal sanctions which could have a material adverse effect on our business and results of operations. We maintain a privacy policy which is to not disclose individually identifiable information about any user of our products or services to a third party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate users' personal information, we could be subject to liability claims.

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

While we currently have approximately 33,830,393 shares of common stock outstanding, we are authorized to issue up to 65,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company.

Certain shareholders control a substantial portion of our outstanding common stock.

Our executive officers, directors and principal shareholders own a significant portion of the outstanding shares of our common stock. Additionally, Steven Chrust, our former chairman of the board, may be issued an additional 6,913,958 shares of our common stock and an aggregate of 2,163,911 additional shares may be issued to various other officers, directors and employees of ours upon conversion of the notes and exercise of the warrants purchased in our private placement in January 2001. Accordingly, these persons, acting together, will be able to influence the election of our directors and thereby influence or direct our policies.

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

There are outstanding options and warrants to purchase an aggregate of approximately 6,904,000 shares of our common stock and more options may be granted in the future under our employee benefit plans. In addition, if the full amount of the notes sold by us in our January 2001 private placement are converted pursuant to the terms of the notes, we will be required to issue an additional 17,964,644 shares of common stock. Substantially all of the shares of common stock issuable upon conversion or exercise of these securities are or are expected to be registered for resale under the Securities Act. The exercise or conversion of outstanding stock options, warrants or other convertible securities will dilute the percentage ownership of our other shareholders. In addition, the majority of our currently outstanding shares of common stock have been registered for sale under the Securities Act, are eligible for sale under an exemption from the registration requirements or are subject to registration rights pursuant to which holders may require us to register such shares in the future. Sales or the expectation of sales of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise or conversion of our stock options or warrants, could adversely affect the prevailing market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of offices in our president's residence in 11 Royal Road, Brookline, Massachusetts 02445, where we occupy approximately 800 square feet.  This space is adequate for our present and our planned future operations. We pay no rent to our president for use of this space. In addition we have no written agreement or formal arrangement with our president pertaining to the use of this space. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com Inc., our symbol was changed to "WDDD". During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

Year Ended December 31, 2001:	High		Low
3/31/2001	$0.53		$0.06
6/30/2001	$--	(1)	$--	(1)
9/30/2001	$--	(1)	$--	(1)
12/31/2001	$--	(1)	$--	(1)
Year Ended December 31, 2000:	High		Low
3/31/2000	$6.88		$2.25
6/30/2000	$6.38		$1.13
9/30/2000	$2.13		$0.69
12/31/2000	$0.75		$0.05

(1)  We are unable to obtain information for these periods, but believe the price hovered around $0.01 with very modest trading.

Holders

As of December 31, 2001, we had 595 shareholders of record, and as of March 4, 2008, we had 610 shareholders of record of our common stock.

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

Steven G. Chrust, our former chairman of the board of directors, purchased 13.1 units in the private placement, of which $255,000 was invested in cash and $400,000 was invested through the conversion of existing outstanding obligations of Worlds.com owed to Mr. Chrust, including $250,000 pursuant to the terms of a convertible negotiable promissory note evidencing Mr. Chrust's prior loan to us on November 8, 2000 ("Chrust Note"). Pursuant to the Chrust Note, we and Mr. Chrust were required to convert all of the unpaid principal amount then due into securities being sold in our next offering grossing net proceeds of at least $500,000. In addition, Mr. Chrust agreed to forfeit warrants to purchase 375,000 shares of the our common stock which were issued to him in connection with the Chrust Note. Other officers, directors and employees of Worlds.com ("Insiders") purchased an additional 4.4 units, of which $205,000 was invested in cash. Of the 19,844,644 shares of common stock issuable upon conversion of the notes and exercise of the warrants, 6,913,958 shares would be issued to Mr. Chrust and an aggregate of 2,163,911 would be issued to the Insiders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

When used in this form 10-KSB and in future filings by the Company with the Commission, The words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 7.

We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Overview

General

Worlds.com was a leading 3D entertainment portal which leveraged our proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

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

Starting in mid-2001 we were not able to generate enough revenue to sustain operations and other sources of capital were not available. We have had to significantly curtail our operations and at times halt them all together.

Revenues

We generated very little revenue during the year as we had to significantly curtail operations since mid-2001.  The revenue that was generated was generated in the following manner:

o	the production of 3D promotion sites for third parties;
o	VIP subscriptions to our Worlds Ultimate 3-D Chat service;
o	development, licensing and operation of 3D chat; and/or
o	entertainment sites for third parties;

Expenses

We classify our expenses into two broad groups:

o	cost of revenues; and
o	selling, general and administration.

During the year our operations gradually petered out until they became minimal during the latter half of the year.

Liquidity and Capital Resources

We have had to severely diminish our operations in 2001 due to a lack of liquidity.  We will continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations.

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2001 and 2000 were $1,461,690 and $1,408,518, respectively.  We entered into a content supply agreement to provide customized websites using our 3D technology. Under the terms of the agreement we received $500,000 upon signing the agreement in 1999, $633,342 during 2000 and $55,547 in 2001. The payments were being amortized over the life of the website or as earned based on the agreement. In March 2001 we learned that the websites under the agreement were being terminated. As a result of this termination, these non-refundable payments have been recognized as revenue in the amount of $834,722 in the period ending March 31, 2001.  Revenue for the twelve months ended December 31, 2001 without this revenue is $626,968.

Management believes that this decrease was due to the deteriorating internet market, which led our customers to stop their internet expansions plans which included our worlds.  This resulted in no significant revenue which created a liquidity problem.  The business is running in a severely diminished mode and may cease to operate due to this lack of liquidity.

Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000

Revenue increased by $53,172, to $1,461,690 for the fiscal year ended December 31, 2001 from $1,408,518 in the prior year.  As noted above $834,723 of the increase is due to a customer terminating their agreement with us resulting in revenue from non-refundable payments.  Without this revenue from the terminated contract revenue from operations would have decreased by $781,550 or 55%.  Due to the deteriorating internet market, our customers have stopped their internet expansions plans which included our worlds.   The business is running in a severely diminished mode and may have to cease all operations.  We expect minimal operating results until such time that the market for internet related products rebounds and we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the twelve months ended December 31, 2001 and 2000 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis decreased $501,328, or 66%, to $256,229 for the twelve months ended December 31, 2001, from $757,557 in the twelve months ended December 31, 2000. The primary reason for this decrease was due to our customers canceling their contracts forcing us to severely cut back on operations in 2001.

Selling general and administrative expenses was $3,333,164 for the fiscal year ended December 31, 2001.  For the fiscal year ended December 31, 2000 selling general and administrative expenses was $9,506,606 for a reduction of $6,173,442 or 65%.  Reduction in expenses is due to very limited marketing and advertising in 2001 in contrast to the major marketing campaign we ran in 2000 and because of the collapse of "dot coms" and its impact on companies operating in the internet market we had to severely cut back on all expenses during the year and at times had to halt operations.

Other expenses include interest expense of $902,156 directly attributable to the notes payable, offering expenses of $208,880 relating to the round of financing in the first quarter and a write down on the disposal of inventory of $52,727 due to the cancellation of contracts in the twelve months ended December 31, 2001.  Interest expense in the twelve months ended December 31, 2000 was $149,237.  Other income includes interest income of $6,061 for the twelve months ended December 31, 2001 compared to $84,973 for the twelve months ended December 31, 2000.

As a result of the foregoing we incurred a net loss of $3,285,405 for the fiscal year ended December 31, 2001, compared to a loss of $8,919,909 in the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $5,888 at December 31, 2001.  Cash, cash equivalents, short-term marketable securities and equity securities was $38,101 at December 31, 2000.  This decrease of $32,213 was the net result of cash used in operating activities.  The cash flows used in investing activities were $90,404 due primarily to the addition to software development costs. The cash flows from financing activities were $1,250,000 attributable to proceeds from sale of convertible notes. As explained above, our significantly decreased loss is not the result of major cost savings or operating efficiencies, but rather is directly attributable to our significantly reduced operations.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity.  We will attempt to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations.

ITEM 7. FINANCIAL STATEMENTS.

Bongiovanni & Associates, PA
Certified Public Accountants

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

/s/ Grant Thornton LLP
GRANT THORNTON LLP

New York, New York
March 30, 2001

BONGIOVANNI & ASSOCIATES, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds.com, Inc.

We have audited the accompanying balance sheet of Worlds.com, Inc. (the “Company”) as of December 31, 2001 and related statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com, Inc. (a New Jersey corporation) as of December 31, 2001 and the results of its operations and its cash flows for year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated deficit, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
Cornelius, North Carolina
January 10, 2008

Worlds.com, Inc. Balance Sheets As of December 31, 2001

Current Assets
Cash and cash equivalents	5,888
Accounts recievable
Prepaid Expenses
Inventory

Total Current Assets	5,888

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	5,888

Current Liabilities
Accounts payable	1,145,796
Accrued expenses	679,414
Deferred Revenue	698,887
Current maturities notes payable	2,181,212

Total Current Liabilities	4,705,308

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,879,967)

Total stockholders deficit	(4,699,420)

Total Liabilities and stockholders deficit	5,888

The accompanying notes are an integral part of these financial statements.

Words.com, Inc. Statements of Operations For the years ended December 31, 2001 and 2000

	2001	2000
Revenues
Revenue	626,968	1,408,518
Revenue from terminated contracts	834,722	-
Total	1,461,690	1,408,518

Cost and Expenses

Cost of Revenue	256,229	829,554
Selling General & Admin	3,333,163	9,434,609

Operating loss	(2,127,702)	(8,855,645)

Other Income Expense
Interest Income	6,061	84,973
Interest Expense	902,156	149,237
Offering Expense	208,880	-
Loss on disposal	52,727	-

Net Loss	(3,285,405)	(8,919,909)

The accompanying notes are an integral part of these financial statements.

Words.com, Inc Statements of Cash Flows For the years ended December 31, 2001 and 2000
	2001	2000

Cash flows from operating activities
Net Income/(loss)	(3,285,405)	(8,919,909)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	1,381,826	1,484,519
Accretion of deferred revenue	(774,639)	(437,184)
Inventory and intangible asset valuation
allowance	-	459,866
Bad debts allowance	-	60,000
Consulting expense related to the
issuance of stock options	165,000	197,695
Interest expense on beneficial conversion
feature in private placement	746,381	-
Issuance of shares for inventory	-	68,000
Placement fee and bonus expense paid
with convertible notes	95,000	-

Changes in operating assets and liabilities
Accounts receivable	205,346	(88,131)
Prepaid expenses and other current assets	290,238	(176,942)
Inventories	136,705	(15,194)
Other assets	-	(66,014)
accounts payable and accrued expenses	(154,648)	1,457,673
Deferred revenue	-	778,760

Net cash used in operating activities	(1,194,197)	(5,196,861)

Cash flows from investing activities
Acquisition of property and equipment	-	(112,155)
Addition to software development costs	(90,404)	(568,521)

Net cash used in investing activities	(90,404)	(680,676)

Cash flows from financing activities
Proceeds from sale of convertible notes	1,250,000	-
Proceeds from sale of common stock in
private offering memorandium	-	3,708,958
Proceeds from exercise of options -		135,500
Proceeds from note payable	-	250,000

Net Cash provided from financing activities	1,250,000	4,094,458

Net increase(decrease) in cash	(34,601)	(1,783,079)

Cash beginning of period	40,489	1,821,180

Cash end of period	5,888	38,101

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statement of Stockholders' Equity Period from January 1, 2000 to December 31, 2001

					Total
			Additional		stockholders'
	Common stock	Common stock	Paid-in	Accumulated	equity
	Shares	Amount	capital	Deficit	(deficit)
Balances, January 1, 2000	17,738,531	$ 17,738	$ 13,634,725	$ (12,674,652)	$ 977,811

Exercise of stock options	215,000	215	135,285		135,500

Sale of shares in private placement, net	976,597	977	3,242,981		3,243,958

Issuance of stock options for consulting and advertising			138,231		138,231

Sale of shares in private placement, net	142,049	142	464,858		465,000

Issuance of shares for inventory	32,000	32	67,968		68,000

Adjustment to capitalize software for options			(200,000)		(200,000)

Issuance of shares for content supply agreement	100,000	100	143,650		143,750

Issuance of stock options for consulting services			34,464		34,464

Issuance of stock options for consulting services			25,000		25,000

Net loss for the year ended December 31, 2001				(8,919,909)	(8,919,909)

Balances, December 31, 2000	19,204,177	$ 19,204	$ 17,687,162	$ (21,594,561)	$ (3,888,195)

Issuance of warrants in private placement
(January 2001)			206,800		206,800

Beneficial conversion feature relating
to issuance of convertible debt and
warrants in private placement (January 2001)			572,381		572,381

Issuance of shares for convertible notes
(January and February 2001)	14,620,164	14,620	1,515,380		1,530,000

Issuance of options for consulting
services (February 2001)			165,000		165,000

Net loss for the year ended December 31, 2001				(3,285,405)	(3,285,405)

Balances, December 31, 2001	33,824,341	$ 33,824	$ 20,146,723	$ (24,879,966)	$ (4,699,419)

The accompanying notes are an integral part of these financial statements.

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2001

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

Worlds.com Inc. (the "Company") designs and develops software content and related technologies for the creation of interactive, three-dimensional ("3D") Internet sites on the World Wide Web. Using in-house technology the Company creates its own Internet sites, as well as sites available through third party on-line service providers.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity with no full time employees performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of December 31, 2001 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2001

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

NOTE 4 - REVENUE FROM TERMINATED CONTRACT

The Company entered into a content supply agreement to provide customized websites using the Company's 3D technology. Under the terms of the agreement the Company received $500,000 upon signing the agreement in 1999, $633,342 during 2000 and $55,547 in 2001. The payments were being amortized over the life of the website or as earned based on the agreement. In March 2001 the Company learned that the websites under the agreement were being terminated. As a result of this termination, these non-refundable payments have been recognized as revenue in the amount of $834,722 in the period ending December 31, 2001.

NOTE 5 - NOTES PAYABLE

Short-term debt at December 31, 2001 consists of the following:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 5, 2007 we signed an engagement letter with Bongiovanni & Associates, P.A. to become our independent accountant to audit our financial statements.  Inasmuch as we have not filed any annual or quarterly reports since the first quarter of 2001, the engagement contemplates the filing of all unfiled quarterly and annual reports since such date.  Prior to such engagement, we have not consulted our new auditors on any substantive issue with respect to our financial statements.  The last time our financial statements were audited was for our fiscal year ended December 31, 2000.  Our independent auditor at that time was Grant Thornton LLP. We did not have any disputes with Grant Thornton LLP over accounting principles or practices, financial statement disclosure or auditing scope or procedure.  Grant Thornton LLP has not provided any services to us for more than six years.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the first quarter of 2008, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2001, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.  This conclusion is based upon the fact that we are currently able to prepare this Report based upon records that that had been gathered and stored over the intervening years.  The fact that we have not timely filed any Reports for many years is due to a lack of financial resources and not our controls and procedures.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name, age and position of our sole director and executive officers. Our director is elected annually and serves until the next annual meeting of stockholders.

Name	Age	Position
Thomas Kidrin	49	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	47	Vice President- Finance, Principal accounting and finance officer

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

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We currently have only minimal operations, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While our current director does not meet the qualifications of an "audit committee financial expert", by virtue of his past employment experience, he has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfills the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is filed herewith as Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

*	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
*
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

*	Compliance with applicable governmental laws, rules and regulations
*	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
*	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2001. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 1999, 2000 and 2001, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities Underlying Options ($) (g)		All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and Chief Executive Officer	2001	40,000	0	0	0	0		0	40,000
	2000	175,000	0	0	0	270,000	(3)	0	445,000
	1999	176,000	0	0	0	0		0	176,000

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

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

Employment Agreements

We currently do not have a written employment agreement with Thomas Kidrin, our president, chief executive officer, and principal accounting and financial officer.

We do not have a written employment agreement with Steven Chrust, our former chairman of the board. However, we have entered into a three-year financial advisory and consulting agreement, dated March 23, 1999, with SGC Advisory Services, Inc., of which Mr. Chrust is the president and sole shareholder. The agreement provides for an annual fee of $120,000. In the event that we raise $5 million in cash from investors and the market value of our issued and outstanding common stock is at least $100 million, the annual fee will be raised to $300,000. At the time of execution of the agreement, SGC was granted immediately exercisable warrants to purchase 1,000,000 shares of our common stock at $5.00 per share.

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

Within the fiscal year covered by this annual report, no options were granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 4, 2008, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 49,830,393 shares of Common Stock outstanding as of March 4, 2008.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 4, 2008

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin 11 Royal Road, Brookline, MA 02445	6,290,000	12.62%

All directors and executive officers as a group (one person)	6,290,000	12.62%

(1)  Unless stated otherwise, the business address for each person named is Worlds.com, Inc.

(2)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have entered into a Financial Advisory and Consulting Agreement, dated March 23, 1999, with SGC Advisory Services, Inc., of which Mr. Chrust, our former chairman, is the president and sole shareholder. The agreement continues through March 2002 and provides for an initial annual fee of $120,000. The annual fee increased to $300,000 in March 2000. In addition, we granted warrants to SGC to purchase 1,000,000 shares of our common stock at $.50 per share. The warrants are exercisable through April 13, 2006. In connection with the engagement of SGC, Messrs. Kidrin, Greenberg and Scharf agreed (i) to contribute to us for cancellation 300,000, 881,250 and 318,750 shares of our common stock, respectively, and (ii) during the term of the consulting agreement, to vote any shares of our common stock owned by them for the election of Mr. Chrust as a director.

In June and August 1999, we consummated two tranches of a private placement, selling an aggregate of 59 units. Each unit cost $60,000 and consisted of 15,000 shares of common stock and warrants to purchase 7,500 shares of common stock at an exercise price of $5.00 per share. Mr. Chrust purchased two units in this private placement.

In January 2001, we consummated a private placement of units, each unit consisting of a $50,000 principal amount 6% convertible promissory note and a warrant to purchase 50,000 shares of our common stock. We sold 37.6 units at a per-unit price of $50,000 for aggregate proceeds of $1,880,000, of which $1,345,000 was paid in cash and $535,000 was paid by converting certain of our outstanding debt and other obligations. The notes are our unsecured obligations and are due on July 2, 2002, subject to certain mandatory prepayments. The conversion price of the notes and exercise price of the warrants is $0.10465, representing 115% of the average last sale price of a share of common stock as reported by the OTC Bulletin Board for the five consecutive trading days immediately prior January 2, 2001, the date of the initial closing of the private placement. Steven Chrust, our chairman at that time, purchased 13.1 units in the private placement, of which $255,000 was invested in cash and $400,000 was invested through the conversion of existing outstanding obligations we owed to Mr. Chrust, including $250,000 pursuant to the terms of a convertible negotiable promissory note evidencing Mr. Chrust's prior loan to us on November 8, 2000. Pursuant to the terms of this note, the unpaid principal amount then due on the note was required to be converted into securities being in our next offering grossing net proceeds of at least $500,000. In addition, Mr. Chrust agreed to forfeit warrants to purchase 375,000 shares of our common stock which were issued to him in connection with the note. Various other officers, directors and employees purchased an additional 4.1 units, all of which was invested in cash.

PART IV

Item 13. Exhibits.

(a)	Financial Statements

1. The following financial statements of Worlds.com, Inc. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….……    15
Balance Sheet-December 31, 2001……………………………………………16
Statements of Operations - for years ended December 31, 2001 and 2000..….17
Statements of Cash Flows - for years ended December 31, 2001 and 2000..…18
Statements of Stockholders’ Equity - for years ended
December 31, 2001 and 2000…………………………………………….……19
Notes to Financial Statements…………………...…………………………….20-21

2. Exhibits

3.1            Certificate of Incorporation (a)
3.1.1         Certificate of Amendment of the Certificate of Incorporation (b)
3.2            By-Laws - Restated as Amended (c)
4.1            1997 Incentive and Non-Qualified Stock Option Plan, as amended (d)
4.2            Form of Note issued in 2001 Private Placement (e)
4.3            Form of Warrant issued in 2001 Private Placement (e)
10.1          Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)
14.1.         Code of Ethics **
31.1.         Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **
31.2.         Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer **
32.1.         Section 1350 Certifications of Chief Executive Officer **
32.2.         Section 1350 Certifications of Chief Financial Officer **

(a)	Filed previously as an exhibit to Registrant's Registration Statement No. 2-31876, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-10838), and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Registration Statement on Form S-8 (File No. 333-89937), and incorporated herein by reference.

(e)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on January 19, 2001, and incorporated herein by reference.

** Filed herewith

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Grant Thornton LLP, ("Thornton") for our audit of the annual financial statements for the year ended December 31, 2000. We have changed our independent auditor to Bongiovanni & Associates, P.A. (“Bongiovanni”) for our audit of the annual financial statements for the year ended December 31, 2001. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2001		2001		2000
	Bongiovanni		Thornton		Thornton

Audit Fees (1)	$12,200	(3)	$82,196	(2)	$72,393	(2)
Audit-Related Fees (4)	--		--		--
Tax Fees (5)	--		--		--
All Other Fees (6)	--		--		--
Total Accounting Fees and Services	$12,200		$82,196		$72,393

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Thornton in 2000 relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(3)
The amounts shown for Bongiovanni in 2001 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2001, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2001.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Bongiovanni & Associates, P.A. were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Principal Accounting Officer, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2001, our Chief Executive Officer and Principal Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2008                                                                            WORLDS.COM, INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                      Title                                                                      Date

/s/ Thomas Kidrin                            President, Chief Executive Officer                          March 4, 2008
Thomas Kidrin                                 and Director

/s/ Christopher J. Ryan                     Vice President - Finance and                                  March 4, 2008
Christopher J. Ryan                         Principal Accounting and
                                                      Financial Officer
/s/ Bernard Stolar                            Director                                                                 March 4, 2008
Bernard Stolar

/s/ Jay Coleman                               Director                                                                March 4, 2008
Jay Coleman

/s/ Robert Fireman                           Director                                                                March 4, 2008
Robert Fireman