Form 10QSB
period 2002-09-30
WORLDS COM INC
filed 2008-03-18
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2002

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of March, 31, 2008, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2002, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of September 30, 2002	3
Condensed Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
Notes to Financial Statements	6-9

Worlds.com, Inc Balance Sheets (Unaudited) As of September 30, 2002
Current Assets
Cash and cash equivalents	$9,215
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	9,215

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	$9,215

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	783,128
Deferred Revenue	631,950
Current maturities notes payable	2,188,312

Total Current Liabilities	4,749,093

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,920,424)

Total stockholders deficit	$(4,739,878)

Total Liabilities and stockholders deficit	$9,215
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc Statements of operations (Unaudited) For the six months ended September 30, 2002
	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001

Revenues
Revenue	$139,037	$587,560	$16,791	$57,013
Revenue from terminated K	-	834,722	-	-
Total	139,037	1,422,282	16,791	57,013

Cost and Expenses

Cost of Revenue	65,659	224,675	26,785	1,438
Selling General & Admin	(1,547)	2,024,821	21,332	51,750

Operating income (loss)	74,926	(827,214)	(31,326)	3,825

Other Income Expense
Interest Income	-	6,061	-	8
Interest Expense	115,383	863,696	38,461	-
Offering Expense	-	208,880	-	38,461

Net Loss	$(40,457)	$(1,893,729)	$(69,787)	$(34,628)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2002
	2002	2001

Cash flows from operating activities
Net Income/(loss)	$(40,457)	$(1,859,102)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort	-	185,989
Accretion of deferred revenue	(66,937)	(774,639)
Consulting expense related to the issuance
of stock options	-	165,000
Interest in private placement	-	746,381
Placement fee and bonus expense paid
with convertible notes	-	95,000
Accounts receivable	-	175,608
Prepaid expenses and other current assets		218,087
inventories		83,978
accounts payable and accrued expenses	103,622	(229,962)
Loan	7,100	-

Net cash used in operating activities	3,328	(1,193,660)

Cash flows from investing activities
Acquisition of property and equipment	-	-
Addition to software development costs	-	(90,404)

Net cash used in investing activities		(90,404)

Cash flows from financing activities	-
Proceeds from sale of convertible notes	-	1,250,000
Net cash provided from investing activities

Net increase(decrease) in cash	3,328	1,250,000
		(34,065)
Cash beginning of period	5,888	40,489

Cash end of period	$9,215	$6,424

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2002

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

Property and Equipment

There is no property or equipment owned by the Company as of September 30, 2002.

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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2002

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2002 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 2 - GOING CONCERN

Since mid 2001 the Company has had to significantly curtail and essentially cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to permanently cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, three-dimensional ("3D") entertainment portal on the internet.

NOTE 4 - NOTES PAYABLE

Short-term debt at September 30, 2002 consists of the following:

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

  o        VIP subscriptions to our Worlds Ultimate 3-D Chat service; and/or

  o        development, licensing and operation of 3D chat andentertainment sites for third parties;

Expenses

We classify our expenses into two broad groups:

o        cost of revenues; and

o        selling, general and administration.

During the quarter our operations were minimal.

Liquidity and Capital Resources

We have had to severely diminish our operations since 2001 due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations.

 RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2002 and 2001 were $139,037 and $1,422,282, respectively.  For the nine months ending September 30, 2002 we recognized as revenue three non-refundable payments from customers who terminated their agreements.  The amount recognized as revenue from these non-refundable payments totaled $76,747 for the period ending September 30, 2002.  For the nine months ended September 30, 2001 we recognized as revenue non-refundable payments under a canceled contract an amount of $834,722.  Revenue for the nine months ended September 30, 2002 and 2001 without these revenues would have been $62,290 and $587,560 respectively.   Management believes that the cancellation of these agreements was due to the deteriorating internet market, which led our customers to stop their internet expansions plans which included our worlds.  This deteriorating internet market led to the reduction in revenues forcing the company to severely curtail operations and at times halt operations.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenue decreased by $1,283,245, to $139,037 for the nine months ended September 30, 2002 from $1,422,282 in the prior year.  The business has been running in a severely diminished mode and at times has had to halt operations.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the nine months ended September 30, 2002 and 2001 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis decreased $159,016, or 71%, to $65,659 for the nine months ended September 30, 2002, from $224,675 in the nine months ended September 30, 2001.  Management believes the decrease was due to our customers canceling their contracts forcing us to severely cut back on operations starting in 2001 and forcing us to halt operations at times in 2002.

Selling general and administrative expenses was negative $1,548 for the nine months ended September 30, 2002.  For the nine months ended September 30, 2001 selling general and administrative expenses was $2,024,820.  Decrease is due to the Company halting operations during the nine months ended September 30, 2002 caused by the fall out in the internet market.  The negative balance is due to the reversing of several accruals that never materialized due to contracts being cancelled.

Other expenses include interest expense of $115,383 directly attributable to the notes payable in the nine months ended September 30, 2003.  Other expenses for the nine months ended September 30, 2001 include interest expense of $863,696 and offering expenses of $208,880.  Other income is $0 for the nine months ended September 30, 2002, compared to $6,061 for the nine months ended September 30, 2001.

As a result of the foregoing we incurred a net loss of $40,457 for the nine months ended September 30, 2002, compared to a loss of $1,893,729 in the nine months ended September 30, 2001.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $9,215 at September 30, 2002.  Cash, cash equivalents, short-term marketable securities and equity securities were $26,478 at September 30, 2001.  This decrease of $17,263 was the net result of cash used in operating activities.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity.  We intend to try continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations.

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

    As of the end of the period covered by this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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