Form 10QSB
period 2003-06-30
WORLDS COM INC
filed 2008-03-18
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File number 0-24115

WORLDS.COM, INC.

(not affiliated with Worldcom, Inc.)

(Exact name of registrant as specified in its charter)

New Jersey 22-1848316 ------------------------------- ----------------------- (State or other jurisdiction of (I.R.S. Employer ID No.) incorporation or organization)

11 Royal Road, Brookline MA 02445
 (Address of principal executive offices)

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

As of March 31, 2002, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2003	3
Condensed Statements of Operations for the three and six months ended June 30, 2003 and 2002	4
Condensed Statements of cash flows for the six months ended June 30, 2003 and 2002	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of June 30, 2003
Current Assets
Cash and cash equivalents	$3,860
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	3,860
-
Property, equipment software dev net of
accumulated depreciation

TOTAL ASSETS	$3,860

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	858,373
Deferred Revenue	631,950
Current maturities notes payable	2,221,969

Total Current Liabilities	4,857,997

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,034,683)

Total stockholders deficit	(4,854,136)

Total Liabilities and stockholders deficit	$3,860
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and six months ended June 30, 2003 and 2002
	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Revenues
Revenue	$10,239	$122,246	$10,239	$38,298
Revenue from terminated contract	-	-	-	-
Total	10,239	122,246	10,239	38,298

Cost and Expenses

Cost of Revenue	22,831	38,874	11,750	24,360
Selling General & Admin	2,298	(22,879)	-	(24,695)

Operating income (loss)	(14,890)	106,251	(1,511)	38,633

Other Income Expense
Interest Income	-		-	-
Interest Expense	76,922	76,922	38,461	38,461
Offering Expense	-		-	-

Net Loss	$(91,812)	$29,329	$(39,972)	$172
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of cash flows (Unaudited) For the six months ended June 30, 2003 and 2002
	2003	2002

Cash flows from operating activities
Net Income/(loss)	$(91,812)	$29,330
Adjustments to reconcile net loss to net cash used
in operating activities		-
Dep & amort		-
Accretion of deferred revenue	-	(66,937)
Accounts receivable
Prepaid expenses and other current assets
inventories	-	-
accounts payable and accrued expenses	76,922	70,922
Loan	6,000	2,000

Net cash used in operating activities	(8,890)	35,315

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	(8,890)	35,315

Cash beginning of period	12,750	5,888

Cash end of period	$3,860	$41,203

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2003

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

Property and Equipment

There is no property or equipment owned by the Company as of June 30, 2003.

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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2003

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2003 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

0Impairment of Long Lived Assets

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

NOTE 4 - NOTES PAYABLE

Short-term debt at June 30, 2003 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, a reverse has been recorded on the balance sheet for this liability.

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

Overview

General

Worlds.com iss a leading 3D entertainment portal which leveraged our proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

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

RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2003 and 2002 were $10,239 and $122,246, respectively.  Management believes that this decrease was due to the Company booking deferred revenue in 2002 after contracts being terminated and significantly reducing operations in 2003 due to lack of resources.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenue decreased by $112,007, to $10,239 for the six months ended June 30, 2003 from $122,246 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever, that we can raise additional capital to provide the resources required which would enable us to generate sales.

Our cost of revenues during the six months ended June 30, 2003 and 2002 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis decreased $13,744, or 35%, to $25,129 for the six months ended June 30, 2003, from $38,874 in the six months ended June 30, 2002.  One reason for the decrease was the reduction in software development projects compared to the six months ended June 30, 2002.

Selling general and administrative expenses was $2,298 for the six months ended June 30, 2003.  For the six months ended June 30, 2002 selling general and administrative expenses was a negative $22,879.  This balance was due to reversing certain accruals which never materialized due to the operations being significantly reduced due to lack of resources.

Other expenses include interest expense of $76,922 directly attributable to the notes payable in the six months ended June 30, 2003.  Interest expense in the six months ended June 30, 2003 was also $76,922.

As a result of the foregoing we incurred a net loss of $91,812 for the six months ended June 30, 2003 compared to net income of $29,330 in the six months ended June 30, 2002.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $3,860 at June 30, 2003.  Cash, cash equivalents, short-term marketable securities and equity securities were $41,202 at June 30, 2002.  This decrease of $37,342 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

    During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required as of the end of the period covered by this report to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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