Form 10QSB
period 2002-03-31
WORLDS COM INC
filed 2008-03-19
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2002

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2002	3
Condensed Statements of Operations for the three months ended March 31, 2002 and 2001	4
Condensed Statement of Cash Flows for the three months ended March 31, 2002 and 2001	5
Notes to Condensed Financial Statements	6-9

Worlds.com, Inc Balance Sheets (Unaudited) As of March 31, 2002
Current Assets
Cash and cash equivalents		$6,704

Total Current Assets		6,704

Property and equipment net of
accumulated depreciation		-

TOTAL ASSETS		$6,704

Current Liabilities
Accounts payable		1,145,931
Accrued expenses		717,875
Deferred Revenue		631,950
Current maturities notes payable		2,181,212

Total Current Liabilities		4,676,967

Stockholders Equity (Deficit)

Common stock		33,824
Additional Paid in Capital		20,146,723
Accumulated Deficit		(24,850,809)
	$
Total stockholders deficit		(4,670,263)

Total Liabilities and stockholders deficit		$6,704
The accompanying notes are an integral part of these financial statements

Worlds.com, Inc. Statements of Operations (Unaudited) For the Three months ended March 31, 2002 and 2001
	Three months ended March 31,
	2002	2001

Revenues
Revenue	$83,948	$177,756
Revenue from terminated contract	-	834,722
Total	83,948	1,012,478

Cost and Expenses

Cost of Revenue	14,514	194,280
Selling General & Admin	1,816	1,408,103

Operating income (loss)	67,618	(589,905)

Other Income Expense
Interest Income	-	6,020
Interest Expense	38,461	785,224
Offering Expense	-	208,880

Net Gain/(Loss)	$29,157	$(1,577,989)
The accompanying notes are an integral part of these financial statements

Worlds.com, Inc Statements of Cash Flows (Unaudited) For the three months ended March 30, 2002
	2002	2001

Cash flows from operating activities
Net Income/(loss)	$29,157	$(1,577,989)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort	-	185,988
Accretion of deferred revenue	(66,937)	(855,186)
Consulting expense related to the issuance
of stock options	-	165,000
Interest expense on beneficial conversion
private placement	-	746,381
Placements fee and bonus expense paid
with convertible notes	-	95,000
Accounts receivable	-	142,875
Prepaid expenses and other current assets	-	199,826
inventories	-	87,580
accounts payable and accrued expenses	38,596	(377,659)
deferred revenue		55,547

Net cash used in operating activities	816	(1,092,637)

Cash flows from investing activities
Acquisition of property and equipment	-	-
Additions to software development costs	-	(80,324)

Net cash used in investing activities	-	(80,324)

Cash flows from financing activities
Proceeds from sale of Convertible Notes	-	1,250,000
Net cash provided from investing activities	-	1,250,000

Net increase(decrease) in cash	816	77,039

Cash beginning of period	5,888	38,101

Cash end of period	$6,704	$115,140

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2002

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

Property and Equipment

There is no property or equipment owned by the Company as of March 31, 2002.

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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2002

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

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $200,000.  As of March 31, 2002 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 4- NOTES PAYABLE

Short-term debt at March 31, 2002 consists of the following:

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

The following discussion should be read in conjunction with the financial statements and related notes which are included under. Item 1, as well as with the audited financial statements and related notes and risk factors included in out Annual Report on Form 10-KSB for the most recently completed fiscal year.

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

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations for an indefinite period of time for an indefinite period of time.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2002 and 2001 were $83,948 and $1,012,478, respectively.  In 1999 we entered into a content supply agreement to provide customized websites using our 3D technology. Under the terms of the agreement the Company received $500,000 upon signing the agreement in 1999, $633,342 during 2000 and $55,547 in 2001. The payments were being amortized over the life of the website or as earned based on the agreement. In March 2001, we learned that the websites under the agreement were being terminated. As a result of this termination, these non-refundable payments have been recognized as revenue in the amount of $834,722 in the period ending March 31, 2001.  Revenue for the three months ended March 31, 2001 without this revenue is $177,756.  For the three months ending March 31, 2002 the Company recognized as revenue three smaller non-refundable payments from customers who terminated their agreements .  The amount recognized as revenue from these non-refundable payments totaled $76,747 for the period ending March 31, 2002.

Management believes that the cancellation of these agreements was due to the deteriorating internet market, which led our customers to stop their internet expansions plans which included our worlds.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenue decreased by $928,530, to $83,948 for the three months ended March 31, 2002 from $1,012,478 in the prior year.  As indicated above, most of the revenue in these periods was from recognizing revenue from non-refundable payments under canceled agreements.  The business has been running in a severely diminished mode and at times had to halt operations due to the lack of liquidity.  We expect minimal operating results until such time, if ever, that we can raise additional capital to provide the resources required to be able to generate sales.

Our cost of revenues during the three months ended March 31, 2002 and 2001 are primarily comprised of (1) cost of goods sold -89% and 12%, respectively, (2) selling general and administrative expenses -11% and 88%, respectively.  Cost of sales on a consolidated basis decreased $179,766, or 93%, to $14,514 for the three months ended March 31, 2002, from $194,280 in the three months ended December 31, 2001.  Management believes the decrease was due to our customers canceling their contracts forcing us to severely cut back on operations starting in 2001 and forcing us to halt operations at times in 2002.

Selling general and administrative expenses decreased by approximately $1,406,287, from $1,408,103 to $1,816 for the three months ended March 31, 2001 and 2002, respectively.  The decrease is due to the Company halting operations during the three months ended March 31, 2002 due to the down turn in the internet market.

Other expenses include interest expense of $38,461 directly attributable to the notes payable in the three months ended March 31, 2002.  Other expenses for the three months ended March 31, 2001 include interest expense of $785,224 and offering expenses of $208,880.  Other income is $0 for the three months ended March 31, 2002, compared to $6,020 for the three months ended March 31, 2001.

As a result of the foregoing we had net income of $29,157 for the three months ended March 31, 2002 compared to a net loss of $1,577,989 in the three months ended March 31, 2001.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $6,704 at March 31, 2002.  Cash, cash equivalents, short-term marketable securities and equity securities were $115,335 at March 31, 2001.  This decrease of $108,631 was the net result of cash used in operating activities.

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

    During the first quarter of 2008 our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required of the end of the period covered by this report to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date: March 4, 2008

WORLDS.COM, INC.

By: /s/ Thomas Kidrin Thomas Kidrin President, CEO and Treasurer By: /s/Christopher Ryan Christopher Ryan Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.