Form 10QSB
period 2002-06-30
WORLDS COM INC
filed 2008-03-19
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2002

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2002	3
Condensed Statements of Operations for the three and six months ended June 30, 2002 and 2001	4
Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
Notes to Condensed Financial Statements	6-9

Worlds.com, Inc Balance Sheets (Unaudited) As of June 30, 2002
Current Assets
Cash and cash equivalents	$41,202
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	41,202

Property, equipment software dev net of	-
accumulated depreciation

TOTAL ASSETS	$41,202

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	750,428
Deferred Revenue	631,950
Current maturities notes payable	2,183,212

Total Current Liabilities	4,711,293

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,850,637)

Total stockholders deficit	$(4,670,091)

Total Liabilities and stockholders deficit	$41,202
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of operations (Unaudited) For the months ended June 30, 2001 and 2002
	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001

Revenues
Revenue	$122,246	$530,546	$38,298	$352,791
Revenue from terminated contract	-	834,722	-	-
Total	122,246	1,365,268	38,298	352,791

Cost and Expenses

Cost of Revenue	38,874	223,237	24,360	28,957
Selling General & Admin	(22,879)	1,973,071	(24,695)	605,174

Operating income (loss)	106,252	(831,040)	38,633	(281,340)

Other Income Expense
Interest Income	-	6,053		33
Interest Expense	76,922	825,235	38,461	-
Offering Expense	-	208,880		-

Net Loss	$29,330	$(1,859,102)	$172	$(281,307)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For six months ended June 2002
	2002	2001

Cash flows from operating activities
Net Income/(loss)	$29,330	$(1,859,102)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort		185,989
Accretion of deferred revenue	(66,937)	(774,639)
Consulting expense related to the insurance
of stock options	-	165,000
Interest expense on beneficial conversion
feature in private placement	-	746,381
Accounts receivable
Placement fee and bonus expense paid
with convertible notes	-	95,000

Changes in operating assets and liabilities
Accounts receivable	-	175,608
Prepaid expenses and other current assets	-	218,087
inventories	-	83,978
accounts payable and accrued expenses	70,922	(229,962)
Loan	2,000	-

Net cash used in operating activities	35,315	(1,193,660)

Cash flows from investing activities
Acquisition of property and equipment	-	-
Addition to software development costs	-	(90,404)

Net cash used in investing activities	-	(90,404)

Cash flows from financing activities

Proceeds from sale of convertible notes	-	1,250,000
Net cash provided from investing activities	-	1,250,000

Net increase(decrease) in cash	35,315	(34,064)

Cash beginning of period	5,888	40,489

Cash end of period	$41,202	$6,425

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2002

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

Property and Equipment

There is no property or equipment owned by the Company as of June 30, 2002.

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

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2002 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 4 - NOTES PAYABLE

Short-term debt at June 30, 2002 consists of the following:

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

RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2002 and 2001 were $122,246 and $1,365,268, respectively.  For the six months ending June 30, 2002 we recognized as revenue three non-refundable payments from customers who terminated their agreements.  The amount recognized as revenue from these non-refundable payments totaled $76,747 for the period ending June 30, 2002.   For the six months ended June 30, 2001 we recognized as revenue non-refundable payments under a canceled contract an amount of $834,722.  Revenue for the six months ended June 30, 2002 and 2001 without these revenues would have been $45,499 and $530,546 respectively.   Management believes that the cancellation of these agreements was due to the deteriorating internet market, which led our customers to stop their internet expansions plans which included our worlds.  This deteriorating internet market led to the reduction in revenues forcing the company to severely curtail operations and at times halt operations.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Revenue decreased by $1,243,022, to $122,246 for the six months ended June 30, 2002 from $1,365,268 in the prior year.  The business has been running in a severely diminished mode and at times had to halt operations.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the six months ended June 30, 2002 and 2001 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis decreased $184,363, or 83%, to $38,874 for the six months ended June 30, 2002, from $223,237 in the six months ended June 30, 2001.  Management believes the decrease was due to our customers canceling their contracts forcing us to severely cut back on operations starting in 2001 and forcing us to halt operations at times in 2002.

Selling general and administrative expenses was negative $22,879 for the six months ended June 30, 2002.  For the six months ended June 30, 2001 selling general and administrative expenses was $1,973,071.  The decrease is due to the Company halting operations during the six months ended June 30, 2002 due to the fall out in the internet market.  The negative balance is due to the reversing of several accruals that never materialized due to contracts being cancelled.

Other expenses include interest expense of $76,922 directly attributable to the notes payable in the six months ended June 30, 2002.  Other expenses for the six months ended June 30, 2001 include interest expense of $825,245 and offering expenses of $208,880.  Other income is $0 for the six months ended June 30, 2002, compared to $6,053 for the six months ended June 30, 2001.

As a result of the foregoing we had net income of $29,329 for the six months ended June 30, 2002 compared to a net loss of $1,859,102 in the six months ended June 30, 2001.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $41,202 at June 30, 2002.  Cash, cash equivalents, short-term marketable securities and equity securities were $5,744 at June 30, 2001.  This increase of $35,458 was the net result of cash from operating activities.

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