Form 10KSB
period 2002-12-31
WORLDS COM INC
filed 2008-03-19
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2002 were $161,537.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the closing price of such common equity, as of March 4, 2008 (a date within the past 60 days) was approximately $9,578,886.

At December 31, 2002, the registrant had outstanding 33,830,393 shares of par value $.001 Common Stock, of which approximately 32,540,393 shares were held by non-affiliates.

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

While the company has kept the service up there have been thousands of customer created worlds and Avatars developed using Worlds tools and hosted on the members’ PCs.

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

o
WorldsPlayer™: The WorldsPlayer allows users to view and experience our multi-user, interactive technology. Any world created with the WorldsShaper will be viewable and navigable with the WorldsPlayer. The WorldsPlayer has a high frame rate for fast, quality graphics, an easy-to-use graphic user interface, 2D web browser integration, automatic upgrade capability over the internet and a complete communication tool set including text chat, voice-to-voice chat, e-mail and animation.

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

o
Producing interactive multimedia 3D sites. We believe that music and entertainment brands readily lend themselves to exploitation through web sites utilizing our technology. We also believe that the highly graphic, interactive nature of sites using our technology appeals to users drawn to music and entertainment based sites, differentiates such sites from other non-3D music and entertainment based sites and thereby encourages repeat visitation. Because our technology allows for the creation of multiple worlds accessible from a web site, it allows such sites to segregate users of different tastes and demographics.

o	Creating effective offline distribution partnerships with recording artists and their record companies. We seek to enter into alliances with recording artists and their record companies

o
Creating Brand Identity for Worlds.com. Public awareness of our site and products is critical to our success. We seek to build this awareness by entering into co-branding arrangements with other high-profile Internet companies and music and entertainment companies.

o	Creating Other Services Using Our Interactive 3D Technology.

o
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

Representative alliances and customers

We have established strategic relationships and/or provided 3D content related services to various entities, including, among others:

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

In addition, certain companies have developed or may be expected to develop technologies or products in related market segments which could compete with certain technologies or products we have or are developing. We expect that such companies, as well as other companies, including established and newly formed companies, may attempt to develop products that will be in direct competition with ours. Many of our competitors have advantages over us, including:
o	longer operating histories and greater financial, technical, marketing and other resources;
o	a wider range of services and financial products;
o	greater name recognition and larger customer bases;
o	more extensive promotional activities; and
o	cooperative relationships among themselves and with third parties to enhance services and products.

Currently, there are many companies collaborating to establish standardization of 3D usage on the Internet, the adoption of which may require changes to our technology. If we fail to recognize or address the need for new service or product introductions our business and financial condition could be materially adversely affected. Competitors may develop superior technology or determine as a group to adopt standards with which our technology is not compatible.

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

In addition to our patent and trademark, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how.

Employees

As of December 31, 2002, we had 0 full time employees. Our president, Thomas Kidrin, devotes such of his time as necessary to keep our servers maintained and operating for the continued use of our members.

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2002, we had only nominal cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

We have been engaged in the commercial sale of our 3D Internet-based services for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

o the failure to develop brand name recognition and reputation; and

o the failure to achieve market acceptance of our services.

We may not be able to successfully compete in our markets, which are characterized by intense competition and the presence of large competitors and rapidly changing technology.

Given our relatively limited resources, we have not been able to effectively compete in our target markets. These markets are characterized by intense competition, rapidly changing technology and increasing numbers of new market entrants who have developed or are developing potentially competitive products and services, often resulting in product obsolescence or short product life cycles. Our competitors include other enterprises utilizing 3D-based technology for online entertainment and marketing purposes, online and Internet service providers, online shopping malls, online direct music retailers, online music and book sites and traditional music retailers. Most of our competitors have significantly greater financial and operating resources compared to us. Our ability to compete will be dependent on our ability to enhance and upgrade our technology platform in a timely manner and to effectively offer our target customers attractive and exciting 3D content and services, all of which require the expenditure of funds that we do not have. In addition, the very companies with which we do business, such as the larger Internet service providers and record labels, may determine to create and distribute their own 3D Internet sites.

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

We seek to market and provide our services both in the United States and internationally. Servicing our foreign clients and marketing our services abroad requires the dedication of significant management and financial resources, which we currently do not have. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. Operating internationally subjects us to risks relating to the following areas:

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

In addition to our patents, we rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also have and/or intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have never been involved in any intellectual property litigation, we could become a party to litigation in the future to protect our intellectual property or as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights.

If we lose our key personnel or fail to hire and retain other talented employees, our operations could be harmed.

Our success is dependent, in part, on the personal efforts of Thomas Kidrin, our chief executive officer. We do not currently have an employment agreement with Mr. Kidrin. The loss of Mr. Kidrin's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our business and operations.

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

In addition, because music materials may be downloaded from our sites and may be subsequently distributed to others, claims could be made against us for "pirating" and copyright or trademark infringement. Claims could also be made against us if material deemed inappropriate for viewing by children is accessed or accessible through our sites. While we expect to carry insurance policies when we are fully operational, our insurance may not cover these types of claims or may not be otherwise adequate to cover liability that may be imposed. Any partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have a material adverse effect on us.

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

As of the end of the fiscal year covered by this Report, we have approximately 33,830,393 shares of common stock outstanding and  we are authorized to issue up to 65,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company.

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

Our common stock is deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information on penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com, Inc., our symbol was changed to "WDDD." During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

Year Ended December 31, 2002:	High		Low
3/31/2002	$--	(1)	$--	(1)
6/30/2002	$--	(1)	$--	(1)
9/30/2002	$--	(1)	$--	(1)
12/31/2002	$--	(1)	$--	(1)
Year Ended December 31, 2001:	High		Low
3/31/2001	$0.53		$0.06
6/30/2001	$--	(1)	$--	(1)
9/30/2001	$--	(1)	$--	(1)
12/31/2001	$--	(1)	$--	(1)

(1)            We are unable to obtain information for these periods, but believe the price hovered around $0.01 with very modest trading.

Holders

As of December 31, 2002, we had 595 shareholders of record, and as of March 4, 2008, we had 610 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

None.

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

Overview

General

Worlds.com is a leading 3D entertainment portal which leveraged its proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

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

Liquidity and Capital Resources

We have had to severely diminish our operations in 2001 due to a lack of liquidity.  We expect to  continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations.

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2002 and 2001 were $161,537 and $1,461,690, respectively.  For the fiscal year ended December 31, 2002 we recognized as revenue three non-refundable payments from customers who terminated their agreements.  The amount recognized as revenue from these non-refundable payments totaled $76,747 for the year ending December 31, 2002.  For the year ended December 31, 2001 we recognized as revenue non-refundable payments under a canceled contract an amount of $834,722.  Revenue for the year ended December 31, 2002 and 2001 without these revenues would have been $84,790 and $626,968 respectively.   Management believes that the cancellation of these agreements was due to the deteriorating internet market, which led our customers to stop their internet expansions plans which included our worlds.  This deteriorating internet market led to the reduction in revenues forcing the company to severely curtail operations and at times halt operations.

Fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001

Revenue decreased by $1,300,153, to $161,537 for the fiscal year ended December 31, 2002 from $1,461,690 in the prior year.  As noted above $76, 747 and $834,722 for fiscal years ended December 31, 2001 and 2002 respectively was due to customers terminating their agreements resulting in revenue from non-refundable payments.  Without this revenue from terminated contracts revenue from operations would have decreased by $542,178 or 86%.  Due to the deteriorating internet market, our customers have stopped their internet expansions plans which included our worlds.   The business is running in a severely diminished mode and at times had to cease all operations.  We expect minimal operating results until such time that the market for internet related products rebounds and we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the twelve months ended December 31, 2002 and 2001 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis decreased $177,968, or 69%, to $78,261 for the twelve months ended December 31, 2002, from $256,229 in the twelve months ended December 31, 2001. The primary reason for this decrease was due to our customers canceling their contracts forcing us to severely cut back on operations in 2002.

Selling general and administrative expenses was $24,913 for the fiscal year ended December 31, 2002.  For the fiscal year ended December 31, 2001 selling general and administrative expenses was $3,333,164 for a reduction of $3,308,251 or 99%.  Decrease is due to us severely cutting back on operations and at times halting operations during the fiscal year ended December 31, 2002 caused by the collapse of "dot coms" and its impact on companies operating in the internet market.

Other expenses include interest expense of $121,267 directly attributable to the notes payable in the fiscal year ended December 31, 2002.  Other expenses for the fiscal year ended December 31, 2001 include interest expense of $902,156 and offering expenses of $208,880.  Other income is $0 for the fiscal year ended December 31, 2002, compared to $6,061 for the fiscal year ended December 31, 2001.

As a result of the foregoing we incurred a net loss of $62,904 for the fiscal year ended December 31, 2002, compared to a loss of $3,285,405 in the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $12,750 at December 31, 2002. Cash, cash equivalents, short-term marketable securities and equity securities was $5,888 at December 31, 2001.  This increase of $6,862 was the net result of cash from operating activities.

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

ITEM 7. FINANCIAL STATEMENTS.

CONTENTS

BALANCE SHEET	12

STATEMENTS OF OPERATIONS	13

STATEMENTS OF CASH FLOWS	14

STATEMENT OF STOCKHOLDERS’ DEFICIT	15

NOTES TO FINANCIAL STATEMENTS	16-17

Worlds.com, Inc. Balance Sheets (Unaudited) As of December 31, 2002

Current Assets
Cash and cash equivalents	12,750
Accounts recievable
Prepaid Expenses
Inventory

Total Current Assets	12,750

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	12,750

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	781,451
Deferred Revenue	631,950
Current maturities notes payable	2,215,969

Total Current Liabilities	4,775,075

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,942,870)

Total stockholders deficit	(4,762,324)

Total Liabilities and stockholders deficit	12,750

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the years ended December 31, 2002 and 2001
	2002	2001
Revenues
Revenue	161,537	626,968
Revenue from terminated contracts	-	834,722
Total	161,537	1,461,690

Cost and Expenses

Cost of Revenue	78,261	256,229
Selling General & Admin	24,913	3,333,163

Operating loss	58,363	(2,127,702)

Other Income Expense
Interest Income	-	6,061
Interest Expense	121,267	902,156
Offering Expense	-	208,880
Loss on disposal		52,728

Net Loss	(62,904)	(3,285,405)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the years ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities
Net Income/(loss)	(62,904)	(3,285,405)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	-	1,381,826
Accretion of deferred revenue	(66,937)	(774,639)
Consulting expense related to the
issuance of stock options	-	165,000
Interest expense on beneficial conversion
feature in private placement	-	746,381
Placement fee and bonus expense paid
with convertible notes	-	95,000

Changes in operating assets and liabilities
Accounts receivable	-	205,346
Prepaid expenses and other current assets	-	290,238
Inventories	-	136,705
accounts payable and accrued expenses	115,353	(154,649)
Loan	21,350	-

Net cash used in operating activities	6,862	(1,194,197)

Cash flows from investing activities
Addition to software development costs	-	(90,404)

Net cash used in investing activities	-	(90,404)

Cash flows from financing activities
Proceeds from sale of convertible notes	-	1,250,000

Net Cash provided from financing activities	-	1,250,000

Net increase(decrease) in cash	6,862	(34,601)

Cash beginning of period	5,888	40,489

Cash end of period	12,750	5,888

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statement of Stockholders' Equity (Unaudited) Period from January 1, 2001 to December 31, 2002

					Total
			Additional		stockholders'
	Common stock	Common stock	Paid-in	Accumulated	equity
	Shares	Amount	Capital	Deficit	(deficit)
Balances, January 1, 2001	19,204,177	$19,204	$17,687,162	$(21,594,561)	$(3,888,195)

Issuance of warrants in private placement
(January 2001)			206,800		206,800

Beneficial conversion feature relating to
issuance of convertible debt and
warrants in private placement (January 2001)			572,381		572,381

Issuance of shares for convertible notes
(January and February 2001)	14,620,164	14,620	1,515,380		1,530,000

Issuance of options for consulting
services (February 2001)			165,000		165,000

Net loss for the year ended December 31, 2001				(3,285,405)	(3,285,405)
Balances, December 31, 2001	33,824,341	$33,824	$20,146,723	$(24,879,966)	$(4,699,419)

Net loss for the year ended December 31, 2002				(62,904)	(62,904)

Balances, December 31, 2002	33,824,341	$33,824	$20,146,723	$(24,942,870)	$(4,762,323)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2002

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business and has incurred significant losses since its inception, has had minimal revenues from operations, has an accumulated deficit as of December 31, 2002 of approximately $24,900,000 and cash of only $12,750.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity with no full time employees and is currently limited to performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Property and Equipment

There is no property or equipment owned by the Company as of December 31, 2002.

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

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of December 31, 2002 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

Income Taxes

At December 31, 2002, the Company had a net operating loss of approximately $29,200,000. Due to prior changes in control of the Company the net operating loss is limited, under Internal Revenue Code Section 382, in offsetting future taxable income.

If there is a future change in control of the Company the net operating loss may be further limited. These net operating losses begin to expire during 2009. Due to the uncertainty of the Company (See Note 2) a full valuation allowance has been recorded against all deferred assets.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2002

Loss Per Share

Basic and diluted income/(loss) per share is calculated by dividing the net income/(loss) by  the weighted average number of shares of common stock outstanding during each period. The common stock equivalents, which would arise from the exercise of stock options and warrants, are excluded from calculation of diluted income/(loss) per share since their effect is antidilutive. Therefore, the amounts reported for basic and diluted loss per share are the same.

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

NOTE 2 - GOING CONCERN

Since 2001 the Company has had to significantly curtail and at times cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

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

NOTE 4 – NOTES PAYABLE

Short-term debt at December 31, 2002 consists of the following:

The Company has promissory notes payable due to four shareholders. The principal amounts are, $124,230, $635,642, $631,950 and $350,000 with interest accruing at 8% per annum, 10% per annum 5% per annum, and 6% per annum, respectively. The principal amounts plus all accrued interest are past due.
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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2002, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.  This conclusion is based upon the fact that we are currently able to prepare this Report based upon records that that had been gathered and stored over the intervening years.  The fact that we have not timely filed any Reports for many years is due to a lack of financial resources and not our controls and procedures.

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

Name	Age	Position
Thomas Kidrin	50	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	48	Vice President- Finance, Principal accounting and finance officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2002. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2000, 2001 and 2002, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities Underlying Options ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and Chief Executive Officer	2002	0	0	0	0	0	0	0
	2001	40,000	0	0	0	0	0	40,000
	2000	175,000	0	0	0	270,000 (3)	0	445,000

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

Item 13. Exhibits.

(a)	Financial Statements

1. The following unaudited financial statements of Worlds.com, Inc. are included in Part II, Item 7:

Balance Sheet-December 31, 2002……………………………………………12
Statements of Operations - for years ended December 31, 2002 and 2001..….13
Statements of Cash Flows - for years ended December 31, 2002 and 2001..…14
Statements of Stockholders’ Equity - for years ended
December 31, 2002 and 2001…………………………………………….…….15
Notes to Financial Statements…………………...…………………………….16-17

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

None.

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our review of the annual financial statements for the year ended December 31, 2002 and our audit of the annual financial statements for the year ended December 31, 2001. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2002		2001
	Bongiovanni		Bongiovanni

Audit Fees (1)	$3,000	(3)	$12,200	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$3,000		$12,200

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

(3)
The amounts shown for Bongiovanni in 2002 relate to the review of the unaudited financial statements included in this filing and in our filings on Form 10-QSB for the first, second and third quarters of 2002.

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

(a) On December 31, 2002, our Chief Executive Officer and Principal Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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