Form 10QSB
period 2003-03-31
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2003

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of March 31, 2003, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2003	3
Condensed Statements of Operations for the three months ended March 31, 2003 and 2002	4
Condensed Statement of cash flows for the three months ended March 31, 2003 and 2002	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of March 31, 2003
Current Assets
Cash and cash equivalents	$5,372

Total Current Assets	5,372

Property and equipment net of
accumulated depreciation	-

TOTAL ASSETS	$5,372

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	819,912
Deferred Revenue	631,950
Current maturities notes payable	2,221,969

Total Current Liabilities	4,819,536

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,994,709)

Total stockholders deficit	$(4,814,163)

Total Liabilities and stockholders deficit	$5,372
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of operations (Unaudited) For the three months ended March 31, 2003 and 2002
	Three months ended March 31,
	2003	2002

Revenues
Revenue	$-	$83,948.00

Cost and Expenses

Cost of Revenue	11,080	14,514
Selling General & Admin	2,298	1,816

Operating income (loss)	(13,379)	67,618

Other Income Expense
Interest Income	-	-
Interest Expense	38,461	38,461
Offering Expense	-	-

Net Gain/(Loss)	$(51,840)	$29,157
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of cash flows (Unaudited) For the three months ended March 31, 2003 and 2002
	2003	2002
Cash flows from operating activities
Net Income/(loss)	$(51,840)	$29,157
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort		-
Accretion of deferred revenue	-	(66,937)
Accounts receivable		-
Prepaid expenses and other current assets	-	-
inventories
accounts payable and accrued expenses	38,461	38,596
Loan	6,000	-

Net cash used in operating activities	(7,379)	816

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities
	-	-
Net increase(decrease) in cash	(7,379)	816

Cash beginning of period	12,750	5,888

Cash end of period	$5,372	$6,704

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2003

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

Property and Equipment

There is no property or equipment owned by the Company as of March 31, 2003.

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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2003

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2003 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 2 - GOING CONCERN

Since 2001 the Company has had to significantly curtail and essentially cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to permanently cease operations.

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

NOTE 4 - NOTES PAYABLE

Short-term debt at March 31, 2003 consists of the following:

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

  o        VIP subscriptions to our Worlds Ultimate 3-D Chat service; and/or

  o        development, licensing and operation of 3D chat andentertainment sites for third parties.

Expenses

We classify our expenses into two broad groups:

o        cost of revenues; and

o        selling, general and administration.

During the quarter, our operations were minimal.

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to permanently halt all operations for an indefinite period of time.

 RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2003 and 2002 were $0 and $83,948, respectively.  Management believes that this decrease was due to the Company having to halt operations due to lack of liquidity.

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenue decreased by $83,948, to $0 for the three months ended March 31, 2003 from $83,948 in the prior year.  The business has been running in a severely diminished mode and at times had to halt operations due to the lack of liquidity.  We expect minimal operating results until such time, if ever,  that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the three months ended March 31, 2003 and 2002 are primarily comprised of (1) cost of goods sold 83% and 89%, respectively, (2) selling general and administrative expenses 17% and 11%, respectively.  Cost of sales on a consolidated basis decreased $3,434, or 24%, to $11,080 for the three months ended March 31, 2003, from $14,514 in the three months ended December 31, 2002.  Management believes the decrease is in line with reductions in the operations of the Company as liquidity gets worse due to no revenue.

Selling general and administrative expenses increased by approximately $482, from $1,816 to $2,298 for the three months ended March 31, 2002 and 2003, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $38,461 directly attributable to the notes payable in the three months ended March 31, 2003.  Interest expense in the three months ended March 31, 2002 was also $38,461.

As a result of the foregoing we incurred a net loss of $51,840 for the three months ended March 31, 2004 compared to net income of $29,157 in the three months ended March 31, 2002.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $5,372 at March 31, 2003.  Cash, cash equivalents, short-term marketable securities and equity securities were $6,704 at March 31, 2002.  This decrease of $1,332 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

     None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $2,178,488 payment of principal and $385,219 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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