Form 10QSB/A
period 2003-06-30
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1
FORM 10-QSB/A

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

As of June 30, 2003, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2003	3
Condensed Statements of Operations for the three and six months ended June 30, 2003 and 2002	4
Condensed Statements of cash flows for the six months ended June 30, 2003 and 2002	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of June 30, 2003
Current Assets
Cash and cash equivalents	$3,860
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	3,860
-
Property, equipment software dev net of
accumulated depreciation

TOTAL ASSETS	$3,860

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	858,373
Deferred Revenue	631,950
Current maturities notes payable	2,221,969

Total Current Liabilities	4,857,997

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,034,683)

Total stockholders deficit	(4,854,136)

Total Liabilities and stockholders deficit	$3,860
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and six months ended June 30, 2003 and 2002
	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Revenues
Revenue	$10,239	$122,246	$10,239	$38,298
Revenue from terminated contract	-	-	-	-
Total	10,239	122,246	10,239	38,298

Cost and Expenses

Cost of Revenue	22,831	38,874	11,750	24,360
Selling General & Admin	2,298	(22,879)	-	(24,695)

Operating income (loss)	(14,890)	106,251	(1,511)	38,633

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	76,922	76,922	38,461	38,461
Offering Expense	-	-	-	-

Net Gain (Loss)	$(91,812)	$29,329	$(39,972)	$172
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of cash flows (Unaudited) For the six months ended June 30, 2003 and 2002
	2003	2002

Cash flows from operating activities
Net Income/(loss)	$(91,812)	$29,330
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	(66,937)
Accounts receivable
Prepaid expenses and other current assets
inventories	-	-
accounts payable and accrued expenses	76,922	70,922
Loan	6,000	2,000

Net cash used in operating activities	(8,890)	35,315

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	(8,890)	35,315

Cash beginning of period	12,750	5,888

Cash end of period	$3,860	$41,203

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, a recerve has been recorded on the balance sheet for this liability.

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

  o        VIP subscriptions to our Worlds Ultimate 3-D Chat service; and/or

  o        development, licensing and operation of 3D chat and entertainment sites for third parties.

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

Our cost of revenues during the six months ended June 30, 2003 and 2002 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales decreased $13,744, or 35%, to $22,831 for the six months ended June 30, 2003, from $38,874 in the six months ended June 30, 2002.  One reason for the decrease was the reduction in software development projects compared to the six months ended June 30, 2002.

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

    During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In Graubard Miller /f/k/a Graubard Miller & Miller vs. Worlds, Inc. In the United States District Court, Souther District of New York, the court granted a motion for summary judment in the aggregate amount of $182.075.24 for legal fees and expenses and an unpaid note. The amount of the judgement has been fully reserved on the balance sheet.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

During the quarter covered by this Report, we defaulted on $2,178,488 payment of principal and $423,680 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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