Form 10QSB
period 2003-09-30
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2003

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of September 30, 2002, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of September 30, 2003	3
Condensed Statements of Operations for the three and nine months ended September 30, 2003 and 2002	4
Condensed Statement of Cash Flows for the nine months ended September 30, 2003 and 2002	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of September 30, 2003
Current Assets
Cash and cash equivalents	$8,619
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	8,619

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	8,619

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	896,834
Deferred Revenue	631,950
Current maturities notes payable	2,233,969

Total Current Liabilities	4,908,458

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,080,385)

Total stockholders deficit	$(4,899,839)

Total Liabilities and stockholders deficit	$8,619
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and nine months ended September 30, 2003 and 2002
	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Revenues
Revenue	$71,185	$139,037	$60,946	$16,791

Total	71,185	139,037	60,946	16,791

Cost and Expenses

Cost of Revenue	91,018	65,659	68,187	26,785
Selling General & Admin	2,298	(1,547)	-	21,332

Operating income (loss)	(22,131)	74,925	(7,241)	(31,326)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	115,383	115,383	38,461	38,461
Offering Expense	-	-	-	-

Net Loss	$(137,514)	$(40,458)	$(45,702)	$(69,787)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2003 and 2002
	2003	2002

Cash flows from operating activities
Net Income/(loss)	$(137,514)	$(40,457)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort		-
Accretion of deferred revenue		(66,937)
Accounts receivable
Prepaid expenses and other current assets
inventories
accounts payable and accrued expenses	115,383	103,622
Loan	18,000	7,100

Net cash used in operating activities	(4,131)	3,328

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	(4,131)	3,328

Cash beginning of period	12,750	5,888

Cash end of period	$8,619	$9,216

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003

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

Property and Equipment

There is no property or equipment owned by the Company as of September 30, 2003.

Income Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.

Defered revenue represents cash payments received in advance to be recorded as licensing revenue as earned.

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
Nine Months Ended September 30, 2003

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

NOTE 4 - NOTES PAYABLE

Short-term debt at September 30, 2003 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, a reserve has been recorded on the balance sheet for this liability.

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2003 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2003 and 2002 were $71,185 and $139,037, respectively.  Management believes that this decrease was due to the Company booking deferred revenue in 2002 after contracts being terminated  and significantly reducing operations in 2003 due to lack of resources.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenue decreased by $67,852, to $71,185 for the nine months ended September 30, 2003 from $139,037 in the prior year.  The business has been running in a severely diminished mode and at times has ceased to operate due to the lack of liquidity.  We expect minimal operating results until such time, if ever, that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the nine months ended September 30, 2003 and 2002 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis increased $25,359, or 39%, to $91,018 for the nine months ended September 30, 2003, from $65,659 in the nine months ended September 30, 2002.  One reason for this increase was due to software development consulting costs which increased in 2003 compared to the nine months ended September 30, 2002.

Selling general and administrative expenses was $2,298 for the nine months ended September 30, 2003.  For the nine months ended September 30, 2002 selling general and administrative expenses was a negative $1,547.  This balance was due to reversing certain accruals which never materialized due to the operations being significantly reduced due to lack of resources.

Other expenses include interest expense of $115,383 directly attributable to the notes payable in the nine months ended September 30, 2003.  Interest expense in the nine months ended September 30, 2002 was also $115,383.

As a result of the foregoing we incurred a net loss of $137,514 for the nine months ended September 30, 2003, compared to a loss of $40,457 in the nine months ended September 30, 2002.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $8,619 at September 30, 2003.  Cash, cash equivalents, short-term marketable securities and equity securities were $9,215 at September 30, 2002.  This decrease of $596 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

     None

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

During the quarter covered by this Report, we defaulted on $2,178.488 payment of principal and $462,141 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    31.1 Certification of Chief Executive Officer
    31.2 Certification of Chief Financial Officer
    32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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