Form 10KSB
period 2003-12-31
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2003 were $75,392.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the closing price of such common equity, as of March 4, 2008 (a date within the past 60 days) was approximately $9,578,886.

At December 31, 2003, the registrant had outstanding 33,830,393 shares of par value $.001 Common Stock, of which approximately 32,540,393 shares were held by non-affiliates.

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

o
Producing interactive multimedia 3D sites. We believe that music and entertainment brands readily lend themselves to exploitation through web sites utilizing our technology.. We also believe that the highly graphic, interactive nature of sites using our technology appeals to users drawn to music and entertainment based sites, differentiates such sites from other non-3D music and entertainment based sites and thereby encourages repeat visitation. Because our technology allows for the creation of multiple worlds accessible from a web site, it allows such sites to segregate users of different tastes and demographics.

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

Employees

As of December 31, 2003, we had 0 full time employees. Our president, Thomas Kidrin, devotes such of his time as necessary to keep our servers maintained and operating for the continued use of our members.

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2003, we had only nominal cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

In Graubard Miller f/k/a Graubard Mollen Miller v. Worlds, Inc. (our predecessor) in the United States District Court, Southern District of New York, the court granted summary judgment against usin the aggregate amount of $182,075.24 for unpaid legal fees and expenses and an unpaid note. The amount of the judgment has been fully reserved on our balance sheet.

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

Year Ended December 31, 2003:	High		Low
3/31/2003	$0.001		$0.001
6/30/2003	$0.001		$0.001
9/30/2003	$0.0006		$0.0006
12/31/2003	$0.0006		$0.0006
Year Ended December 31, 2002:	High		Low
3/31/2002	$--	(1)	$--	(1)
6/30/2002	$--	(1)	$--	(1)
9/30/2002	$--	(1)	$--	(1)
12/31/2002	$--	(1)	$--	(1)

(1)            We are unable to obtain information for these periods, but believe the price hovered around $0.01 with very modest trading.

Holders

As of December 31, 2003, we had 595 shareholders of record, and as of March 4, 2008, we had 610 shareholders of record of our common stock.

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

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2003 and 2002 were $75,392 and $161,537, respectively.  Management believes that this decrease was due to we booking deferred revenue in 2002 after contracts being terminated and significantly reducing operations in 2003 due to lack of resources.

Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002

Revenue decreased by $86,145, to $75,392 for the fiscal year ended December 31, 2003 from $161,537 in the prior year.  The business has been running in a severely diminished mode and at times has ceased to operate due to the lack of liquidity.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required generating sales.

Our cost of revenues during the twelve months ended December 31, 2003 and 2002 are primarily comprised of (1) cost of goods sold and (2) selling general and administrative expenses.  Cost of sales on a consolidated basis increased $25,449, or 33%, to $103,710 for the twelve months ended December 31, 2003, from $78,261 in the twelve months ended December 31, 2002.  One reason for this increase was due to software development consulting costs which increased in 2003 compared to the twelve months ended December 31, 2002.

Selling general and administrative expenses was $0 for the fiscal year ended December 31, 2003.  For the fiscal year ended December 31, 2002 selling general and administrative expenses was $24,913.  The decrease is due to us continuing to significantly reduce operations in the fiscal year ended December 2003.

Other expenses including interest expense of $153,844 directly attributable to the notes payable in the twelve months ended December 31, 2003.  Interest expense in the twelve months ended December 31, 2002 was $121,267.

As a result of the foregoing we incurred a net loss of $179,439 for the fiscal year ended December 31, 2003, compared to a loss of $62,904 in the fiscal year ended December 31, 2002.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $2,432 at December 31, 2003. Cash, cash equivalents, short-term marketable securities and equity securities of $12,750 at December 31, 2002.  This decrease of $10,318 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities. As explained above, our significantly decreased loss is not the result of major cost savings or operating efficiencies, but rather is directly attributable to our significantly reduced operations.

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

ITEM 7. FINANCIAL STATEMENTS.

CONTENTS

BALANCE SHEET	12

STATEMENTS OF OPERATIONS	13

STATEMENTS OF CASH FLOWS	14

STATEMENT OF STOCKHOLDERS’ DEFICIT	15

NOTES TO FINANCIAL STATEMENTS	16-17

Worlds.com, Inc. Balance Sheet (Unaudited) As of December 31, 2003

Current Assets
Cash and cash equivalents	2,432
Accounts recievable
Prepaid Expenses
Inventory

Total Current Assets	2,432

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	2,432

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	935,295
Deferred Revenue	631,950
Current maturities notes payable	2,231,245

Total Current Liabilities	4,944,195

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,122,309)

Total stockholders deficit	(4,941,763)

Total Liabilities and stockholders deficit	2,432

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the years ended December 31, 2003 and 2002
		2003	2002
Revenues
	Revenue	75,392	161,537

Total		75,392	161,537

Cost and Expenses

	Cost of Revenue	103,710	78,261
	Selling General & Admin	-	24,913

	Operating loss	(28,319)	58,363

Other Income Expense
	Interest Income	-	-
	Interest Expense	153,844	121,267
	Debt forgiven	2,724	-

Net Loss		(179,439)	(62,904)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities
Net Income/(loss)	(179,439)	(62,904)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization
Accretion of deferred revenue		(66,937)
Accounts receivable
Prepaid expenses and other current assets
inventories
accounts payable and accrued expenses	151,120	115,353
Loan	18,000	21,350

Net cash used in operating activities	(10,319)	6,862

Cash flows from investing activities
Acquisition of property and equipment

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from investing activities

Net increase(decrease) in cash	(10,319)	6,862

Cash beginning of period	12,750	5,888

Cash end of period	2,432	12,750

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statement of Stockholders' Equity Period from January 1, 2002 to December 31, 2003

					Total
			Additional		stockholders'
	Common stock	Common stock	Paid-in	Accumulated	equity
	Shares	Amount	Capital	Deficit	(deficit)
Balances, January 1, 2002	33,824,341	$ 33,824	$ 20,146,723	$ (24,879,966)	$ (4,699,419)

Net loss for the year ended December 31, 2002				(62,904)	(62,904)
Balances, December 31, 2002	33,824,341	$ 33,824	$ 20,146,723	$ (24,942,870)	$ (4,762,323)

Net loss for the year ended December 31, 2003				(179,439)	(179,439)

Balances, December 31, 2003	33,824,341	$ 33,824	$ 20,146,723	$ (25,122,309)	$ (4,941,762)

The accompanying notes are an integral part of these financial statements.

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2003

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business and has incurred significant losses since its inception, has had minimal revenues from operations, has an accumulated deficit as of December 31, 2003 of approximately $25,100,000 and cash of only $2,432.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity with no full time employees and is currently limited to performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Property and Equipment

There is no property or equipment owned by the Company as of December 31, 2003.

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

At December 31, 2003, the Company had a net operating loss of approximately $29,200,000. Due to prior changes in control of the Company the net operating loss is limited, under Internal Revenue Code Section 382, in offsetting future taxable income. If there is a future change in control of the Company the net operating loss may be further limited. These net operating losses begin to expire during 2009. Due to the uncertainty of the Company (See Note 2) a full valuation allowance has been recorded against all deferred assets.

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2003

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

NOTE 4 – NOTES PAYABLE

Short-term debt at December 31, 2003 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES
During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of December 31, 2003 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, a reserve of $122,598 has been recorded on the balance sheet for this liability.

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

During the first quarter of 2008, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the last date of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2003, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.  This conclusion is based upon the fact that we are currently able to prepare this Report based upon records that that had been gathered and stored over the intervening years.  The fact that we have not timely filed any Reports for many years is due to a lack of financial resources and not our controls and procedures.

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

Name	Age	Position
Thomas Kidrin	51	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	43	Vice President- Finance, Principal accounting and finance officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2003. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2001, 2002 and 2003, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities Underlying Options ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and Chief Executive Officer	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	40,000	0	0	0	0	0	40,000

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

Employment Agreements

We currently do not have a written employment agreement with Thomas Kidrin, our president, andchief executive officernor with any other executiveofficer.

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

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 4, 2008

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	11,290,000(3)	20.59%
Jay Coleman	150,000(4)	0.3%
Robert Fireman	150,000(4)	0.3%
Bernard Stolar	150,000(4)	0.3%

All directors and executive officers as a group (one person)	11,740,000(5)	21.24%

(1) Unless stated otherwise, the business address for each person named is Worlds.com, Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 5 million currently exercisable stock options.

(4) Consists of currently exercisable stock options.

(5) Includes 5,450,000 currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

Item 13. Exhibits.

(a)	Financial Statements

1. The following unaudited financial statements of Worlds.com, Inc. are included in Part II, Item 7:

Balance Sheet-December 31, 2003……………………………………………12
Statements of Operations - for years ended December 31, 2003 and 2002..….13
Statements of Cash Flows - for years ended December 31, 2003 and 2002..…14
Statements of Stockholders’ Equity - for years ended
December 31, 2003 and 2002…………………………………………….…….15
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

None.

 Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our review of the annual financial statements for the years ended December 31, 2003 and 2002. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2003		2002
	Bongiovanni		Bongiovanni

Audit Fees (1)	$3,000	(3)	$3,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$3,000		$3,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Bongiovanni in 2002 relate to the review of the unaudited financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2002, and Form 10-KSB for the year ended December 31, 2002.

(3)
The amounts shown for Bongiovanni in 2003 relate to the review of the unaudited financial statements included in this filing and in our filings on Form 10-QSB for the first, second and third quarters of 2003.

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

(a) On December 31, 2003, our Chief Executive Officer and Principal Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2008                                                                            WORLDS.COM,INC.

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