Form 10QSB
period 2004-03-31
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2004

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of March 30, 2004, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2004	3
Condensed Statements of Operations for the three months ended March 31, 2004 and 2003	4
Condensed Statement of Cash Flows for the three months ended March 31, 2004 and 2003	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of March 31, 2004
Current Assets
Cash and cash equivalents	$6,798

Total Current Assets	6,798

Property and equipment net of
accumulated depreciation	-

TOTAL ASSETS	6,798

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	973,756
Deferred Revenue	631,950
Current maturities notes payable	2,231,245

Total Current Liabilities	4,982,656

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,156,403)

Total stockholders deficit	$(4,975,857)

Total Liabilities and stockholders deficit	$6,798
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three months ended March 31, 2004 and 2003
		Three months ended March 31,
		2004	2003

Revenues
	Revenue	$40,569	$-

Cost and Expenses

	Cost of Revenue	28,009	11,080
	Selling General & Admin	8,193	2,298

	Operating income (loss)	4,366	(13,378)

Other Income Expense
	Interest Income	-	-
	Interest Expense	38,461	38,461
	Offering Expense	-	-

Net Loss		$(34,095)	$(51,839)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the three months ended March 31, 2004 and 2003
	2004	2003
Cash flows from operating activities
Net Income/(loss)	$(34,095)	$(51,840)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable
Prepaid expenses and other current assets
inventories	-	-
accounts payable and accrued expenses	38,461	38,461
Loan	-	6,000

Net cash used in operating activities	4,366	(7,379)

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	4,366	(7,379)

Cash beginning of period	2,432	12,750

Cash end of period	$6,798	$5,371

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2004

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

Property and Equipment

There is no property or equipment owned by the Company as of March 31, 2004.

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
Quarter Ended March 31, 2004

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

NOTE 4 - NOTES PAYABLE

Short-term debt at March 31, 2004 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, and a reserve in the amount of $122,598 has been recorded on the balance sheet for this liability.

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2004 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2004 and 2003 were $40,569 and $0, respectively.  Management believes that this increase was due to a software development project but that the amount of business from dramatically reduced operations is inconsequential.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenue increased by $40,569, to $40,569 for the three months ended March 31, 2004 from $0 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever,  that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the three months ended March 31, 2004 and 2003 are primarily comprised of (1) cost of goods sold - 77% and 100%, respectively, and (2) selling general and administrative expenses - 23% and 0%, respectively.  Cost of sales on a consolidated basis increased $14,630, or 93%, to $28,009 for the three months ended March 31, 2004, from $13,378 in the three months ended December 31, 2003.  One reason for this increase was a software development project which required additional resources in 2004 compared to the three months ended March 31, 2003.

Selling general and administrative expenses increased by approximately $8,193, from $0 to approximately $8,193 for the three months ended March 31, 2003 and 2004, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $38,461 directly attributable to the notes payable in the three months ended March 31, 2004.  Interest expense in the three months ended March 31, 2003 was also $38,461.

As a result of the foregoing we incurred a net loss of $34,095 for the three months ended March 31, 2004 compared to a loss of $51,840 in the three months ended March 31, 2003.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $6,798 at March 31, 2004.  Cash, cash equivalents, short-term marketable securities and equity securities were $5,372 at March 31, 2003.  This increase of $1,426 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

   During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedure as of the end of the period covered by this reports. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required  to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $2,178.488 payment of principal and $539,063 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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