Form 10QSB
period 2004-06-30
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2004

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ x ]

As of June 30, 2004, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2004	3
Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003	4
Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of June 30, 2004
Current Assets
Cash and cash equivalents	$3,349
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	3,349

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	3,349

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,012,217
Deferred Revenue	631,950
Current maturities notes payable	2,238,745

Total Current Liabilities	5,028,617

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,205,813)

Total stockholders deficit	$(5,025,267)

Total Liabilities and stockholders deficit	$3,349
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and six months ended June 30, 2004 and 2003
	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003

Revenues
Revenue	$71,912	$10,239	$31,343	$10,239

Total	71,912	10,239	31,343	10,239

Cost and Expenses

Cost of Revenue	69,596	22,831	-	11,750
Selling General & Admin	8,899	2,298	42,292	-

Operating income (loss)	(6,583)	(14,890)	(10,949)	(1,511)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	76,922	76,922	38,461	38,461
Offering Expense	-	-	-	-

Net Loss	$(83,505)	$(91,812)	$(49,410)	$(39,972)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the six months ended June 30, 2004 and 2003
	2004	2003

Cash flows from operating activities
Net Income/(loss)	$(83,505)	$(91,812)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable
Prepaid expenses and other current assets
inventories	-	-
accounts payable and accrued expenses	76,922	76,922
Loan	7,500	6,000

Net cash used in operating activities	917	(8,890)

Cash flows from investing activities
	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	917	(8,890)

Cash beginning of period	2,432	12,750

Cash end of period	3,349	3,860

Supplemental disclosure of cash flow information:

Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2004

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

Property and Equipment

There is no property or equipment owned by the Company as of June 30, 2004.

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
Six Months Ended June 30, 2004

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

NOTE 4 - NOTES PAYABLE

Short-term debt at June 30, 2004 consists of the following:

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

NOTE 5- COMMITMENT AND CONTINGENCIES

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, and a reserve has been recorded on the balance sheet for this liability.

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2004 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations for an endefinite period of time.

 RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2004 and 2003 were $71,912 and $10,239, respectively.  Management believes that this increase was due to a software development project but that the amount of business from dramatically reduced operations is inconsequential.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenue increased by $61,673, to $71,912 for the six months ended June 30, 2004 from $10,239 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever,  that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the six months ended June 30, 2004 and 2003 are primarily comprised of (1) cost of goods sold - 89% and 100%, respectively, and (2) selling general and administrative expenses - 11% and 0%, respectively.  Cost of sales on a consolidated basis increased $44,467, or 177%, to $69,596 for the six months ended June 30, 2004, from $25,129 in the six months ended June 30, 2003.  One reason for this increase was the software development project which required additional resources in 2004 compared to the six months ended June 30, 2003.

Selling general and administrative expenses increased by approximately $8,899, from $0 to approximately $8,899 for the six months ended June 30, 2003 and 2004, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $76,922 directly attributable to the notes payable in the six months ended June 30, 2004.  Interest expense in the six months ended June 30, 2003 was also $76,922.

As a result of the foregoing we incurred a net loss of $83,505 for the six months ended June 30, 2004 compared to a loss of $91,812 in the six months ended June 30, 2003.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $3,349 at June 30, 2004.  Cash, cash equivalents, short-term marketable securities and equity securities were $3,860 at June 30, 2003.  This decrease of $511 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

     None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $2,178,488 payment of principal and $577,524 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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