Form 10QSB
period 2004-09-30
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2004

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of September 30, 2004	3
Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4
Condensed Statement of Cash Flows for the nine months ended September 30, 2004 and 2003	5
Notes to Financial Statements	6 to 9

Worlds.com, Inc Balance Sheetd (Unaudited) As of September 30, 2004
Current Assets
Cash and cash equivalents	$1,846
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	1,846

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	1,846

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,050,678
Deferred Revenue	631,950
Current maturities notes payable	2,245,045

Total Current Liabilities	5,073,378

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,252,078)

Total stockholders deficit	$(5,071,532)

Total Liabilities and stockholders deficit	$1,846
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and nine months ended September 30, 2004 and 2003
	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Revenues
Revenue	$86,921	$71,185	$15,009	$60,946

Total	86,921	71,185	15,009	60,946

Cost and Expenses

Cost of Revenue	89,601	91,018	-	68,187
Selling General & Admin	11,706	2,298	22,811	-

Operating income (loss)	(14,386)	(22,131)	(7,802)	(7,241)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	115,383	115,383	38,461	38,461
Offering Expense	-	-	-	-

Net Loss	$(129,769)	$(137,514)	$(46,263)	$(45,702)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2004 and 2003
	2004	2003

Cash flows from operating activities
Net Income/(loss)	$(129,769)	$(137,514)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort
Accretion of deferred revenue
Accounts receivable
Prepaid expenses and other current assets
inventories
accounts payable and accrued expenses	115,383	115,383
Loan	13,800	18,000

Net cash used in operating activities	(586)	(4,131)

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from investing activities

Net increase(decrease) in cash	(586)	(4,131)

Cash beginning of period	2,432	12,750

Cash end of period	$1,846	$8,619

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004

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

Property and Equipment

There is no property or equipment owned by the Company as of September 30, 2004.

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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2004 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 4 - NOTES PAYABLE

Short-term debt at September 30, 2004 consists of the following:

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

NOTE 6 - COMMITMENT AND CONTINGENCIES

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

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1, as well as with the audited financial statements and related notes and risk factors included in our Annual Report on Form 10-KSB for the most recently completed fiscal year.

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

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  We intended to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations for an indefinite period of time.

RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2004 and 2003 were $86,921 and $71,185, respectively.  Management believes that this increase was due to a software development project but that the amount of business from dramatically reduced operations is inconsequential.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Revenue increased by $15,737, to $86,921 for the nine months ended September 30, 2004 from $71,185 in the prior year.  The business has been running in a severely diminished mode and at times has ceased to operate due to the lack of liquidity.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the nine months ended September 30, 2004 and 2003 are primarily comprised of (1) cost of goods sold - 88% and 100%, respectively, and (2) selling general and administrative expenses 12% and 0%, respectively.  Cost of sales on a consolidated basis decreased $3,715, or 4%, to $89,601 for the nine months ended September 30, 2004, from $93,316 in the nine months ended September 30, 2003.  One reason for this decrease was a slight reduction in software development consulting which required less resources in 2004 compared to the nine months ended September 30, 2003.

Selling general and administrative expenses increased by approximately $11,705, from $0 to approximately $11,705 for the nine months ended September 30, 2003 and 2004, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $115,383 directly attributable to the notes payable in the nine months ended September 30, 2004.  Interest expense in the nine months ended September 30, 2003 was also $115,383.

As a result of the foregoing we incurred a net loss of $129,796 for the nine months ended September 30, 2004, compared to a loss of $$137,514 in the nine months ended September 30, 2003.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $1,846 at September 30, 2004.  Cash, cash equivalents, short-term marketable securities and equity securities were $8,619 at September 30, 2003.  This decrease of $6,773 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $2,178,488 payment of principal and $615,985 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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