Form 10KSB
period 2004-12-31
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2004 were $93,242.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the closing price of such common equity, as of March 4, 2008 (a date within the past 60 days) was approximately $9,578,886.

At December 31, 2004, the registrant had outstanding 33,830,393 shares of par value $.001 Common Stock, of which approximately 32,540,393 shares were held by non-affiliates.

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

Employees

As of December 31, 2004, we had 0 full time employees. Our president, Thomas Kidrin, devotes such of his time as necessary to keep our servers maintained and operating for the continued use of our members.

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2004, we had only nominal cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

In Graubard Miller f/k/a Graubard Mollen Miller v. Worlds, Inc. (our predecessor) in the United States District Court, Southern District of New York, the court granted summary judgment against us in the aggregate amount of $182,075.24 for unpaid legal fees and expenses and an unpaid note. The amount of the judgment has been fully reserved on our balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com, Inc., our symbol was changed to "WDDD". During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

Year Ended December 31, 2004:	High	Low
3/31/2004	$0.05	$0.005
6/30/2004	$0.015	$0.009
9/30/2004	$0.009	$0.009
12/31/2004	$0.008	$0.006

Year Ended December 31, 2003:	High	Low
3/31/2003	$0.001	$0.001
6/30/2003	$0.001	$0.001
9/30/2003	$0.0006	$0.0006
12/31/2003	$0.0006	$0.0006

Holders

As of December 31, 2004, we had 595 shareholders of record, and as of March 4, 2008, we had 610 shareholders of record of our common stock.

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

Revenues

We generated very little revenue during the year as we had to significantly curtail operations since mid-2001.  The revenue that was generated was generated in the following manner:

o	the production of 3D promotion sites for third parties;

o	VIP subscriptions to our Worlds Ultimate 3-D Chat service;

o	development, licensing and operation of 3D chat; and/or

o	entertainment sites for third parties.

Expenses

We classify our expenses into two broad groups:

o	cost of revenues; and

o	selling, general and administration.

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

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2004 and 2003 were $93,242 and $75,392, respectively.  Management believes that this increase was due to an increase in VIP subscriptions but that the amount of business from dramatically reduced operations is inconsequential.

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003

Revenue increased by $17,850, to $93,242 for the twelve months ended December 31, 2004 from $75,392 in the prior year.  The business has been running in a severely diminished mode and at times has ceased to operate due to the lack of liquidity.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the fiscal years ended December 31, 2004 and 2003 are primarily comprised of (1) cost of goods sold, 87% and 100%, respectively, and (2) selling general and administrative expenses 13% and 0%, respectively.  Cost of sales on a consolidated basis increased $2,738, or 3%, to $106,449 for the fiscal year ended December 31, 2004, from $103,711 in the fiscal year ended December 31, 2003.  Small increase was due to software development consulting costs.  The balances are so low that any change is irrelevant to the operations of the Company.

Selling general and administrative expenses increased by approximately $16,384, from $0 to approximately $16,384 for the twelve months ended December 31, 2003 and 2004, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense totaling $153,844 directly attributable to the notes payable in the fiscal year ended December 31, 2004.  Other expenses including interest expense in the fiscal year ended December 31, 2003 was $156,568.

Other Income for the twelve months ended December 31, 2004 includes forgiveness of debt totaling $330,666.  This represents balances that have been outstanding for a period of time longer than the statute of limitations allows for a creditor to collect on a debt under the law.  Other income for the twelve months ended December 31, 2003 is $0.

As a result of the foregoing we had net income of $147,231 for the twelve months ended December 31, 2004, compared to a loss of $179,439 in the twelve months ended December 31, 2003.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $2,032 at December 31, 2004.  Cash, cash equivalents, short-term marketable securities and equity securities was $2,432 at December 31, 2003.  This decrease of $400 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

ITEM 7. FINANCIAL STATEMENTS.*

* Pursuant to Rule 3-11 of Regulation S-X, the Company is not required to submit audited financial statements.

World.com, Inc. Balance Sheets (Unaudited) As of December 31, 2004

Current Assets
Cash and cash equivalents	2,032
Accounts recievable
Prepaid Expenses
Inventory

Total Current Assets	2,032

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	2,032

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	945,139
Deferred Revenue	631,950
Current maturities notes payable	2,073,771

Total Current Liabilities	4,796,564

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,975,078)

Total stockholders deficit	(4,794,532)

Total Liabilities and stockholders deficit	2,032

The accompanying notes are an integral part of these financial statements.

World.com, Inc. Statements of Operation (Unaudited) For the years ended December 31, 2004 and 2003
		2004	2003
Revenues
	Revenue	93,242	75,392

Total		93,242	75,392

Cost and Expenses

	Cost of Revenue	106,449	103,711
	Selling General & Admin	16,384	-

	Operating loss	(29,591)	(28,319)

Other Income Expense
	Interest Income	-	-
	Interest Expense	153,844	153,844
	Debt Forgiven	330,666	2,724

Net Loss		147,231	(179,439)

The accompanying notes are an integral part of these financial statements.

World.com, Inc. Cash Flows (Unaudited) For the years ended December 31, 2004 and 2003
	2004	2003
Cash flows from operating activities
Net Income/(loss)	147,231	(179,439)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization
Accretion of deferred revenue
Accounts receivable
Prepaid expenses and other current assets
inventories
accounts payable and accrued expenses	9,844	151,121
Loan	(157,474)	18,000

Net cash used in operating activities	(400)	(10,318)

Cash flows from investing activities
Acquisition of property and equipment

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from financing activities

Net increase(decrease) in cash	(400)	(10,318)

Cash beginning of period	2,432	12,750

Cash end of period	2,032	2,432

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
Statement of Stockholders' Equity
Period from January 1, 2003 to December 31, 2004

			Additional		Total
	Common stock	Common stock	Paid-in	Accumulated	stockholders'
	Shares	Amount	Capital	Deficit	(deficit)
Balances, January 1, 2003	33,824,341	$33,824	$20,146,723	$(24,942,870)	$(4,762,323)

Net loss for the year ended December 31, 2003				(179,439)	(179,439)
Balances, December 31, 2003	33,824,341	$33,824	$20,146,723	$(25,122,309)	$(4,941,762)

Net income for the year ended December 31, 2004				147,231	147,231

Balances, December 31, 2004	33,824,341	$33,824	$20,146,723	$(24,975,078)	$(4,794,531)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2004

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business and has incurred significant losses since its inception, has had minimal revenues from operations, has an accumulated deficit as of December 31, 2004 of approximately $24,900,000 and cash of only $2,032.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity with no full time employees and is currently limited to performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Property and Equipment

There is no property or equipment owned by the Company as of December 31, 2004.

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

At December 31, 2004, the Company had a net operating loss of approximately $29,200,000. Due to prior changes in control of the Company the net operating loss is limited, under Internal Revenue Code Section 382, in offsetting future taxable income.

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
Year Ended December 31, 2004

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

NOTE 4 – NOTES PAYABLE

Short-term debt at December 31, 2004 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2004 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2003, a law firm obtained a judgment against the Company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, for which a reserve has been recorded on the balance sheet.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2004, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.  This conclusion is based upon the fact that we are currently able to prepare this Report based upon records that that had been gathered and stored over the intervening years.  The fact that we have not timely filed any Reports for many years is due to a lack of financial resources and not our controls and procedures.

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

Name	Age	Position
Thomas Kidrin	52	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	44	Vice President- Finance, Principal accounting and finance officer

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A draft of the Code of Ethics is filed herewith as Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2004. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2002, 2003 and 2004, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities Underlying Options ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and Chief Executive Officer	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

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

Employment Agreements

We currently do not have a written employment agreement with Thomas Kidrin, our president and chief executive officer or with any other executive officer.

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

1. The following unaudited financial statements of Worlds.com, Inc. are included in Part II, Item 7:

Balance Sheet-December 31, 2004……………………………………………15-16
Statements of Operations - for years ended December 31, 2004 and 2003..….17-18
Statements of Cash Flows - for years ended December 31, 2004 and 2003..…19-20
Statements of Stockholders’ Equity - for years ended
December 31, 2004 and 2003…………………………………………….…….21
Notes to Financial Statements…………………...…………………………….22-28

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

    None.

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our review of the annual financial statements for the years ended December 31, 2004 and 2003. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2004		2003
	Bongiovanni		Bongiovanni

Audit Fees (1)	$3,000	(3)	$3,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$3,000		$3,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Bongiovanni in 2003 relate to the review of the unaudited financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2003, and on Form 10-KSB for the year ended December 31, 2003.

(3)
The amounts shown for Bongiovanni in 2004 relate to the review of the unaudited financial statements included in this filing and in our filings on Form 10-QSB for the first, second and third quarters of 2004.

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

(a) On December 31, 2004, our Chief Executive Officer and Principal Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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