Form 10QSB
period 2005-03-31
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2005

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of March 31, 2005, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2005	3
Condensed Statements of Operations for the three months ended March 31, 2005 and 2004	4
Condensed Statement of Cash Flows for the three months ended March 31, 2005 and 2004	5
Notes to Financial Statements	6 to 9

Worlds.com, Inc. Balance Sheets (Unaudited) As of March 31, 2005
Current Assets
Cash and cash equivalents	$7,678
Prepaid Expenses	-

Total Current Assets	7,678

Property and equipment net of
accumulated depreciation	-

TOTAL ASSETS	7,678

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	983,600
Deferred Revenue	631,950
Current maturities notes payable	2,081,521

Total Current Liabilities	4,842,775

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,015,643)

Total stockholders deficit	(4,835,097)

Total Liabilities and stockholders deficit	$7,678
The accompanying notes are an integral part of these condensed financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three months ended March 31, 2005 and 2004
		Three months ended March 31,
		2005	2004

Revenues
	Revenue	$53,674	$40,569

Cost and Expenses

	Cost of Revenue	53,243	28,009
	Selling General & Admin	2,535	8,193

	Operating income (loss)	(2,104)	4,367

Other Income Expense
	Interest Income	-	-
	Interest Expense	38,461	38,461
	Offering Expense	-	-

Net Loss		$(40,565)	$(34,094)
The accompanying notes are an integral part of these condensed financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the three months ended March 31, 2005 and 2004
	2005	2004
Cash flows from operating activities
Net Income/(loss)	$(40,565)	$(34,095)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets	-	-
inventories	-	-
accounts payable and accrued expenses	38,461	38,461
Loan	7,750	-

Net cash used in operating activities	5,646	4,366

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	5,646	4,366

Cash beginning of period	2,032	2,432

Cash end of period	$7,678	$6,798

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these condensed financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2005

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

Property and Equipment

There is no property or equipment owned by the Company as of March 31, 2005.

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
Quarter Ended March 31, 2005

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

NOTE 2 - GOING CONCERN

Since mid 2001 the Company has had to significantly curtail and essencially cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to permanently cease operations.

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

NOTE 4 - NOTES PAYABLE

Short-term debt at March 31, 2005 consists of the following:

The Company has promissory notes payable due to four shareholders. The principal amounts are, $124,230, $635,642, $631,950 and $350,000 with interest accruing at 8% per annum, 10% per annum, 5% per annum, and 6% per annum, respectively. The principal amounts plus all accrued interest are past due.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, for which a reserve has been recorded on the balance sheet for this liability.

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2005 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

 RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2005 and 2004 were $53,674 and $40,569, respectively.  Management believes that this increase was due to a software development project but that the amount of business from dramatically reduced operations is inconsequential.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenue increased by $13,105, to $53,674 for the three months ended March 31, 2005 from $40,569 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the three months ended March 31, 2005 and 2004 are primarily comprised of (1) cost of goods sold 95% and 77%, respectively, and (2) selling general and administrative expenses - 5% and 23%, respectively.  Cost of sales on a consolidated basis increased $25,234, or 90%, to - $53,243 for the three months ended March 31, 2005, from $28,009 in the three months ended March 31, 2004.  One reason for this increase was the software development project which required additional resources in 2005 compared to the three months ended March 31, 2004.

Selling general and administrative expenses decreased by approximately $5,658, from $8,193 to approximately $2,535 for the three months ended March 31, 2004 and 2005, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $38,461 directly attributable to the notes payable in the three months ended March 31, 2005.  Interest expense in the three months ended March 31, 2004 was also $38,461.

As a result of the foregoing we incurred a net loss of $40,565 for the three months ended March 31, 2005 compared to a loss of  $34,094 in the three months ended March 31, 2004.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $7,678 at March 31, 2005.  Cash, cash equivalents, short-term marketable securities and equity securities were $6,798 at March 31, 2004.  This increase of $880 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

    During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. As of the end of the period covered by this report based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $1,991,822 payment of principal and $692,907 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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