Form 10QSB
period 2005-06-30
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2005

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of June 30, 2005s, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2005	3
Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004	4
Condensed Statement of Cash Flows for the six months ended June 30, 2005 and 2004	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of June 30, 2005
Current Assets
Cash and cash equivalents	$(340)
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	(340)

Property, equipment software dev net of
accumulated depreciation

TOTAL ASSETS	(340)

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,022,061
Deferred Revenue	631,950
Current maturities notes payable	2,081,521

Total Current Liabilities	4,881,236

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,062,122)

Total stockholders deficit	$(4,881,576)

Total Liabilities and stockholders deficit	$(340)
The accompaying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and six months ended June 30, 2005 and 2004
	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004

Revenues
Revenue	$90,240	$71,912	$36,566	$31,343

Total	90,240	71,912	36,566	31,343

Cost and Expenses

Cost of Revenue	81,300	69,596	-	-
Selling General & Admin	19,062	8,899	44,584	42,292

Operating income (loss)	(10,122)	(6,583)	(8,018)	(10,949)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	76,922	76,922	38,461	38,461
Offering Expense	-	-	-	-

Net Loss	$(87,044)	$(83,505)	$(46,479)	$(49,410)

The accompaying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the six months ended June 30, 2005 and 2004
	2005	2004

Cash flows from operating activities
Net Income/(loss)	$(87,044)	$(83,505)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets	-	-
Inventories	-	-
Accounts payable and accrued expenses	76,922	76,922
Loan	7,750	7,500

Net cash used in operating activities	(2,372)	917

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	(2,372)	917

Cash beginning of period	$2,032	$2,432

Cash end of period	(340)	3,349

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompaying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2005

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

Property and Equipment

There is no property or equipment owned by the Company as of June 30, 2005.

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
Six Months Ended June 30, 2005

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

NOTE 4 - NOTES PAYABLE

Short-term debt at June 30, 2005 consists of the following:

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2005 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

 RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2005 and 2004 were $90,240 and $71,912, respectively.  Management believes that this increase was due to software development projects but that the amount of business from dramatically reduced operations is inconsequential.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenue increased by $18,328, to $90,240 for the six months ended June 30, 2005 from $71,912 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever, that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the six months ended June 30, 2005 and 2004 are primarily comprised of (1) cost of goods sold - 81% and 89%, respectively, and (2) selling general and administrative expenses - 19% and 11%, respectively.  Cost of sales on a consolidated basis increased $11,704, or 18%, to $81,300 for the six months ended June 30, 2005, from $69,596 in the six months ended June 30, 2004.  One reason for this increase was the software development project which required additional resources in 2005 compared to the six months ended June 30, 2004.

Selling general and administrative expenses increased by approximately $10,163, from $8,899 to approximately $19,062 for the six months ended June 30, 2004 and 2005, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $76,922 directly attributable to notes payable in the six months ended June 30, 2005.  Interest expense in the six months ended June 30, 2004 was also $76,922

As a result of the foregoing we incurred a net loss of $87,044 for the six months ended June 30, 2005 compared to a loss of $83,505 in the six months ended June 30, 2004.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of an overdraft position of negative $340 at June 30, 2005.  Cash, cash equivalents, short-term marketable securities and equity securities were $3,349 at June 30, 2004.  This decrease of $3,689 was the net result of cash used in operating activities.  There were no capital expenditures, no interest and no financing activities.

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

  None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

    During the quarter covered by this Report, we defaulted on $1,991,822 payment of principal and $731,368 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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