Form 10QSB
period 2005-09-30
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2005

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of September 30, 2005, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of September 30, 2005	3
Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004	4
Condensed Statements of Cash Flow for the nine months ended September 30, 2005 and 2004	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of September 30, 2005
Current Assets
Cash and cash equivalents	$(634)
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	(634)

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	(634)

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,060,522
Deferred Revenue	631,950
Current maturities notes payable	2,088,671

Total Current Liabilities	4,926,847

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,108,028)

Total stockholders deficit	(4,927,481)

Total Liabilities and stockholders deficit	$(634)
The accompanying notes are an integral part of the financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and nine months ended September 30, 2005 and 2004
	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Revenues
Revenue	$92,112	$86,921	$1,872	$15,009

Total	92,112	86,921	1,872	15,009

Cost and Expenses

Cost of Revenue	88,940	89,601	-	-
Selling General & Admin	20,739	11,706	9,317	22,811

Operating income (loss)	(17,566)	(14,386)	(7,445)	(7,802)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	115,383	115,383	38,461	38,461
Offering Expense	-	-	-	-

Net Loss	$(132,949)	$(129,769)	$(45,906)	$(46,263)
The accompanying notes are an integral part of the financial statements.

Worlds.com, Inc. Statements of Cash Flow (Unaudited) For the nine months ended September 30, 2005 and 2004
	2005	2004

Cash flows from operating activities
Net Income/(loss)	$(132,949)	$(129,769)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets
inventories	-	-
accounts payable and accrued expenses	115,383	115,383
Loan	14,900	13,800

Net cash used in operating activities	(2,666)	(586)

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from investing activities

Net increase(decrease) in cash	(2,666)	(586)

Cash beginning of period	2,032	2,432

Cash end of period	$(634)	$1,846

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of the financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005

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

Property and Equipment

There is no property or equipment owned by the Company as of September 30, 2005.

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
Nine Months Ended September 30, 2005

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

NOTE 4 - NOTES PAYABLE

Short-term debt at September 30, 2005 consists of the following:

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2005 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

Starting in mid 2001 we were not able to generate enough revenue to sustain operations and other sources of capital were not available. We have had to essentially curtail our operations and at times halt them all together.

Revenues

We generated very little or no revenue during the quarter as we have significantly curtailed operations since 2001.  The revenue that was generated since that period of time was generated in the following manner:

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

RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2005 and 2004 were $92,112 and $86,921, respectively.  Management believes that this increase was due to software development projects but that the amount of business from dramatically reduced operations is inconsequential.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenue increased by $5,191, to $92,112 for the nine months ended September 30, 2005 from $86,921 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever,  that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the nine months ended September 30, 2005 and 2004 are primarily comprised of (1) cost of goods sold - 81% and 88%, respectively, and (2) selling general and administrative expenses - 19% and 12%, respectively.  Cost of sales decreased $661, or 1%, to $88,940 for the nine months ended September 30, 2005, from $89,601 in the nine months ended September 30, 2004.  The decrease is insignificant and the balances are in line with the software development revenue in 2005 compared to the nine months ended September 30, 2004.

Selling general and administrative expenses increased by approximately $9,034, from $11,706 to approximately $20,739 for the nine months ended September 30, 2004 and 2005, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $115,383 directly attributable to the notes payable in the nine months ended September 30, 2005.  Interest expense in the nine months ended September 30, 2004 was also $115,383.

As a result of the foregoing we incurred a net loss of $132,949 for the nine months ended September 30, 2005 compared to a loss of $129,769 in the nine months ended September 30, 2004.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of an overdraft position of negative $634 at September 30, 2005.  Cash, cash equivalents, short-term marketable securities and equity securities were $1,846 at September 30, 2004.  This decrease of $2,480 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

    None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $1,991,822 payment of principal and $769,829 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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