Form 10KSB
period 2005-12-31
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2005 were $98,952.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the closing price of such common equity, as of March 4, 2008 (a date within the past 60 days) was approximately $9,578,886.

At December 31, 2005, the registrant had outstanding 33,830,393 shares of par value $.001 Common Stock, of which approximately 32,540,393 shares were held by non-affiliates.

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

Employees

As of December 31, 2005, we had 0 full time employees. Our president, Thomas Kidrin, devotes such of his time as necessary to keep our servers maintained and operating for the continued use of our members.

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2005, we had only nominal cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

Our strategy for expanding brand recognition through online advertising depends to some extent on our relationship with other Internet companies. We regularly seek to enter into marketing agreements with these companies that will permit us to advertise our products and services on their web pages. There can be no assurance that we will be able to negotiate these agreements on favorable terms or at all. Additionally, other e-commerce and music-related sites which advertise on popular web sites may have exclusive advertising relationships with such sites or may otherwise object to our attempts to enter into marketing agreements or relationships with such sites. If we cannot secure or maintain these marketing agreements on favorable terms, our business prospects could be substantially harmed.

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

Year Ended December 31, 2005:	High	Low
3/31/2005	$0.0151	$0.0101
6/30/2005	$0.0085	$0.0085
9/30/2005	$0.008	$0.008
12/31/2005	$0.005	$0.005

Year Ended December 31, 2004:	High	Low
3/31/2004	$0.05	$0.005
6/30/2004	$0.015	$0.009
9/30/2004	$0.009	$0.009
12/31/2004	$0.008	$0.006

Holders

As of December 31, 2005, we had 595 shareholders of record, and as of March 4, 2008, we had 610 shareholders of record of our common stock.

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

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2005 and 2004 were $98,952 and $93,242, respectively.  Management believes that this increase was due to software development projects but that the amount of business from dramatically reduced operations is inconsequential.

Twelve months ended December 31, 2005 compared to twelve months ended December 31, 2004

Revenue increased by $5,710, to $98,952 for the twelve months ended December 31, 2005 from $93,242 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the twelve months ended December 31, 2005 and 2004 are primarily comprised of (1) cost of goods sold - 82% and 87%, respectively, and (2) selling general and administrative expenses - 18% and 13%, respectively.  Cost of sales on a consolidated basis decreased $13,888, or 13%, to $92,561 for the twelve months ended December 31, 2005, from $106,449 in the twelve months ended December 31, 2004.  The decrease is insignificant as the Company has dramatically reduced operations and may have to halt operations if unable to generate liquidity.

Selling general and administrative expenses increased by approximately $3,566, from $16,384 to approximately $19,950 for the twelve months ended December 31, 2004 and 2005, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $153,844 directly attributable to notes payable in the twelve months ended December 31, 2005.  Interest expense in the twelve months ended December 31, 2004 was also $153,844.

Other Income for the twelve months ended December 31, 2005 includes forgiveness of debt totaling $250,000.  This represents balances that have been outstanding for a period of time longer than the statute of limitations allows for a creditor to collect on a debt under the law.  Other income for the twelve months ended December 31, 2004 was $330,666.

As a result of the foregoing we had net income of $82,597 for the twelve months ended December 31, 2005 compared to net income of $147,231 in the twelve months ended December 31, 2004.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $3,373 at December 31, 2005.  Cash, cash equivalents, short-term marketable securities and equity securities were $2,032 at December 31, 2004.  This increase of $1,341 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

ITEM 7. FINANCIAL STATEMENTS.

BONGIOVANNI & ASSOCIATES, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds.com, Inc.

We have audited the accompanying balance sheet of Worlds.com, Inc. (the “Company”) as of December 31, 2005 and related statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com, Inc. (a New Jersey corporation) as of December 31, 2005 and the results of its operations and its cash flows for year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
Cornelius, North Carolina
January 10, 2008

World.com, Inc. Balance Sheets As of December 31, 2005

Current Assets
Cash and cash equivalents	3,373
Accounts recievable
Prepaid Expenses
Inventory

Total Current Assets	3,373

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	3,373

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,098,983
Deferred Revenue	631,950
Current maturities notes payable	1,838,671

Total Current Liabilities	4,715,308

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,892,481)

Total stockholders deficit	(4,711,935)

Total Liabilities and stockholders deficit	3,373

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operation For the years ended December 31, 2005 and 2004

		2005	2004
Revenues
	Revenue	98,952	93,242

Total		98,952	93,242

Cost and Expenses

	Cost of Revenue	92,561	106,449
	Selling General & Admin	19,950	16,384

	Operating loss	(13,559)	(29,591)

Other Income Expense
	Interest Income	-	-
	Interest Expense	153,844	153,844
	Debt Foregiven	250,000	330,666

Net Loss		82,597	147,231

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Cash Flows For the years ended December 31, 2005 and 2004
	2005	2004
Cash flows from operating activities
Net Income/(loss)	82,597	147,231
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization
Accretion of deferred revenue
Accounts receivable
Prepaid expenses and other current assets
inventories
accounts payable and accrued expenses	153,844	9,843
Loans	(235,100)	(157,474)

Net cash used in operating activities	1,341	(400)

Cash flows from investing activities
Acquisition of property and equipment

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from investing activities

Net increase(decrease) in cash	1,341	(400)

Cash beginning of period	2,032	2,432

Cash end of period	3,373	2,032

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
Statement of Stockholders' Equity
Period from January 1, 2004 to December 31, 2005

			Additional		Total
	Common stock	Common stock	Paid-in	Accumulated	stockholders'
	Shares	Amount	Capital	Deficit	(deficit)
Balances, January 1, 2004	33,824,341	$33,824	$20,146,723	$(25,122,309)	$(4,941,762)

Net income for the year ended December 31, 2004				147,231	147,231
Balances, December 31, 2004	33,824,341	$33,824	$20,146,723	$(24,975,078)	$(4,794,531)

Net income for the year ended December 31, 2005				82,597	82,597

Balances, December 31, 2005	33,824,341	$33,824	$20,146,723	$(24,892,481)	$(4,711,934)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2005

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business and has incurred significant losses since its inception, has had minimal revenues from operations, has an accumulated deficit as of December 31, 2005 of approximately $24,900,000 and cash of only $3,300.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity with no full time employees and is currently limited to performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Property and Equipment

There is no property or equipment owned by the Company as of December 31, 2005.

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

At December 31, 2005, the Company had a net operating loss of approximately $29,200,000. Due to prior changes in control of the Company the net operating loss is limited, under Internal Revenue Code Section 382, in offsetting future taxable income. If there is a future change in control of the Company the net operating loss may be further limited. These net operating losses begin to expire during 2009. Due to the uncertainty of the Company (See Note 2) a full valuation allowance has been recorded against all deferred assets.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2005

Extraordinary Item

The Company had a contingent liability on its books in the amount of $250,000.  In the year ended December 31, 2005 this contingent liability was legally extinguished due to statues of limitations.  The amount was treated as an extraordinary item, forgiveness of debt.

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

Impairment of Long Lived Assets

The Company reviews the carrying value of long-lived assets to determine if circumstances exist indicating whether there has been any impairment of the carrying value of property and equipment or whether the depreciation periods should be modified.  Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.  The Company as of the date of the financial statements has no long-lived assets.

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

NOTE 4 - NOTES PAYABLE

Short-term debt at December 31, 2005 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2005 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, for which a reserve has been recorded on the balance sheet for this liability

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2005, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.  This conclusion is based upon the fact that we are currently able to prepare this Report based upon records that that had been gathered and stored over the intervening years.  The fact that we have not timely filed any Reports for many years is due to a lack of financial resources and not our controls and procedures.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name, age and position of our sole director and executive officers. Our director is elected annually and serves until the next annual meeting of stockholders.

Name	Age	Position
Thomas Kidrin	53	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	45	Vice President- Finance, Principal accounting and finance officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2005. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2003, 2004 and 2005, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities Underlying Options ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and Chief Executive Officer	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

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

Employment Agreements

We currently do not have a written employment agreement with Thomas Kidrin, our president and chief executive officer, nor with any other executive officer.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 13. EXHIBITS.

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

** Filed herewith

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the year ended December 31, 2005 and our review of the annual financial statements for the year ended December 2004. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2005		2004
	Bongiovanni		Bongiovanni

Audit Fees (1)	$12,200	(3)	$3,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$12,200		$3,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Bongiovanni in 2004 relate to the review of the unaudited financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2004, and Form 10-KSB for the year ended December 31, 2004.

(3)
The amounts shown for Bongiovanni in 2005 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2005, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2005.

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

(a) On December 31, 2005, our Chief Executive Officer and Principal Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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