Form 10QSB
period 2006-03-31
WORLDS COM INC
filed 2008-03-24
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2006

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

As of March 31, 2006, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2006	3
Condensed Statements of Operations for the three months ended March 31, 2006 and 2005	4
Condensed Statement of Cash Flows for the three months ended March 31, 2006 and 2005	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of March 31, 2006
Current Assets
Cash and cash equivalents	$4,595

Total Current Assets	4,595

Property and equipment net of
accumulated depreciation	-

TOTAL ASSETS	4,595

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,137,444
Deferred Revenue	631,950
Current maturities notes payable	1,840,671

Total Current Liabilities	4,755,769

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,931,720)

Total stockholders deficit	$(4,751,174)

Total Liabilities and stockholders deficit	$4,595
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three months ended March 31, 2006 and 2005
		Three months ended March 31,
		2006	2005
Revenues
	Revenue	-	53,674.00

Cost and Expenses

	Cost of Revenue	-	53,243
	Selling General & Admin	778	2,535

	Operating income (loss)	(778)	(2,104)

Other Income Expense
	Interest Income	-	-
	Interest Expense	38,461	38,461
	Offering Expense	-	-

Net Loss		$(39,239)	$(40,565)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the three months ended March 31, 2006 and 2005
	2006	2005

Cash flows from operating activities
Net Income/(loss)	$(39,239)	$(40,565)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets	-	-
inventories	-	-
accounts payable and accrued expenses	38,461	38,461
Loan	2,000	7,750

Net cash used in operating activities	1,222	5,646

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	1,222	5,646

Cash beginning of period	3,373	2,032

Cash end of period	$4,595	$7,678

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2006

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

Property and Equipment

There is no property or equipment owned by the Company as of March 31, 2006.

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
Quarter Ended March 31, 2006

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

Note 3 – Deferred Revenue

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, three-dimensional 3D entertainment portal on the internet.

NOTE 4 - Notes Payable

Short-term debt at March 31, 2006 consists of the following:

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2006 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

Starting in mid 2001 we were not able to generate enough revenue to sustain operations and other sources of Capital were not available. We have had to essentially curtail our operations inorder to remain alive.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2006 and 2005 were $0 and $53,674, respectively.  Management believes that this increase was due to a software development project in 2005 that did not recur in 2006, but that the amount of business from dramatically reduced operations is inconsequential.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenue decreased by $53,674, to $0 for the three months ended March 31, 2006 from $53,674 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity and had to cease operations in 2006.  We expect minimal if any operating results until such time, if ever, that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the three months ended March 31, 2006 and 2005 are primarily comprised of (1) cost of goods sold - 0% and 95%, respectively, and (2) selling general and administrative expenses - 100% and 5%, respectively.  Cost of sales decreased $53,243, or 100%, to $0 for the three months ended March 31, 2006, from $53,243 in the three months ended March 31, 2005.  One reason for this decrease was that there were no software development projects in 2006 as there was in  the three months ended March 31, 2005.

Selling general and administrative expenses decreased by approximately $1,757, from $2,535 to approximately $778 for the three months ended March 31, 2005 and 2006, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $38,461 directly attributable to the notes payable in the three months ended March 31, 2006.  Interest expense in the three months ended March 31, 2005 was also $38,461.

As a result of the foregoing we incurred a net loss of $39,239 for the three months ended March 31, 2006 compared to a net loss of $40,565 in the three months ended March 31, 2005.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $4,595 at March 31, 2006.  Cash, cash equivalents, short-term marketable securities and equity securities were $7,678 at March 31, 2005.  This decrease of $3,083 was the net result of cash used in operating activities.  There were no capital expenditures  and no financing activities.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Unregistered Sales of Equaty Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $1,741,822 payment of principal and $846,751 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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

(a) Exhibits

    Exhibit 31.1 Certification of Chief Executive Officer
          Exhibit 31.2 Certification of Chief Financial Officer
          Exhibit 32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
    Exhibiy 32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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