Form 10QSB
period 2006-06-30
WORLDS COM INC
filed 2008-03-25
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2006

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of June 30, 2006, 49,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2006	3
Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005	4
Condensed Statement of Cash Flows for the six months ended June 30, 2006 and 2005	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of June 30, 2006
Current Assets
Cash and cash equivalents	$3,984
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	3,984

Property, equipment software dev net of
accumulated depreciation

TOTAL ASSETS	3,984

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,175,905
Deferred Revenue	631,950
Current maturities notes payable	1,840,671

Total Current Liabilities	4,794,230

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(24,970,792)

Total stockholders deficit	$(4,790,246)

Total Liabilities and stockholders deficit	$3,984
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and six months ended June 30, 2006 and 2005
	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Revenues
Revenue	$-	$90,240	$-	$36,566

Total	-	90,240	-	36,566

Cost and Expenses

Cost of Revenue	-	81,300	-	-
Selling General & Admin	1,389	19,062	611	44,584

Operating income (loss)	(1,389)	(10,122)	(611)	(8,018)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	76,922	76,922	38,461	37,461
Offering Expense	-	-	-	-

Net Loss	$(78,311)	$(87,044)	$(39,072)	$(45,479)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the six months ended June 30, 2006 and 2005
	2006	2005

Cash flows from operating activities
Net Income/(loss)	$(78,311)	$(87,044)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets	-	-
inventories	-	-
accounts payable and accrued expenses	76,922	76,922
Loan	2,000	7,750

Net cash used in operating activities	611	(2,372)

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	611	(2,372)

Cash beginning of period	3,373	2,032

Cash end of period	$3,984	$(340)

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2006

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

Property and Equipment

There is no property or equipment owned by the Company as of June 30, 2006.

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
Six Months Ended June 30, 2006

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

NOTE 4 - Notes Payable

Short-term debt at June 30, 2006 consists of the following:

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2006 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

  o        VIP subscriptions to our Worlds Ultimate 3-D Chat service; and or

  o        development, licensing and operation of 3D chat and  entertainment sites for third parties.

Expenses

We classify our expenses into two broad groups:

o        cost of revenues; and

o        selling, general and administration.

During the quarter, our operations were minimal.

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  We intend to try to continue to operate in this manner until we find an additional source of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  We may need to completely halt all operations for an indefinite time of period.

 RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2006 and 2005 were $0 and $90,240, respectively.  Management believes that this decrease was due to the company receiving a software development project in 2005 which it did not receive in 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue decreased by $90,240, to $0 for the six months ended June 30, 2006 from $90,240 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever,  that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the six months ended June 30, 2006 and 2005 are primarily comprised of (1) cost of goods sold - 81% and 0%, respectively, and (2) selling general and administrative expenses - 19% and 100%, respectively.  Cost of sales on a consolidated basis decreased $81,300, or 100%, to $0 for the six months ended June 30, 2006, from $81,300 in the six months ended June 30, 2005.  Reasons for this decrease was that there were no software development projects in 2006 compared to the six months ended June 30, 2005 and there was a lack of liquidity that prevented the Company from seeking other consulting projects.

Selling general and administrative expenses decreased by approximately $17,673, from $19,062 to approximately $1,389 for the six months ended June 30, 2005 and 2006, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $76,922 directly attributable to notes payable in the six months ended June 30, 2006.  Interest expense in the six months ended June 30, 2004 was also $76,922

As a result of the foregoing we incurred a net loss of $78,311 for the six months ended June 30, 2006 compared to a loss of $87,044 in the six months ended June 30, 2005.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $3,984 at June 30, 2006.  Cash, cash equivalents, short-term marketable securities and equity securities were an overdraft position of negative $340 at June 30, 2005.  This increase of $3,689 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $1,741,822 payment of principal and $885,212  of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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