Form 10QSB
period 2006-09-30
WORLDS COM INC
filed 2008-03-25
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2006

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of September 30, 2006, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of September 30, 2006	3
Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005	4
Condensed Statement of Cash Flows for the nine months ended September 30, 2006 and 2005	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of September 30, 2006
Current Assets
Cash and cash equivalents	$4,144
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	4,144

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	4,144

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,214,366
Deferred Revenue	631,950
Current maturities notes payable	1,841,671

Total Current Liabilities	4,833,691

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,010,093)

Total stockholders deficit	$(4,829,547)

Total Liabilities and stockholders deficit	$4,144
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and nine months ended September 30, 2006 and 2005
	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Revenues
Revenue	$730	$92,112	$730	$1,872

Total	730	92,112	730	1,872

Cost and Expenses

Cost of Revenue	560	88,940	-	-
Selling General & Admin	2,399	20,739	1,570	9,317

Operating income (loss)	(2,229)	(17,567)	(840)	(7,445)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	115,383	115,383	38,461	38,461
Offering Expense	-	-	-	-

Net Loss	$(117,612)	$(132,950)	$(39,301)	$(45,906)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statement of Cash Flows (Unaudited) For the nine months ended September 30, 2006 and 2005
	2006	2005

Cash flows from operating activities
Net Income/(loss)	(117,612)	(132,949)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets -		-
Inventories	-	-
Accounts payable and accrued expenses	115,383	115,383
Loan	3,000	14,900

Net cash used in operating activities	771	(2,666)

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities	-	-

Net cash provided from investing activities

Net increase(decrease) in cash	771	(2,666)

Cash beginning of period	3,373	2,032

Cash end of period	4,144	(634)

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006

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

Property and Equipment

There is no property or equipment owned by the Company as of September 30, 2006.

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
Nine Months Ended September 30, 2006

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

NOTE 4 - Notes Payable

Short-term debt at September 30, 2006 consists of the following:

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2006 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2006 and 2005 were $730 and $92,112, respectively.  Management believes that this decrease was due to the lack of software development projects and the lack of resources to pursue such activities during 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue decreased by $91,382, to $730 for the nine months ended September 30, 2006 from $92,112 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity during 2006.  We expect minimal operating results until such time, if ever, that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the nine months ended September 30, 2006 and 2005 are primarily comprised of (1) cost of goods sold - 19% and 81%, respectively, and (2) selling general and administrative expenses - 81% and 19%, respectively.  Cost of sales on a consolidated basis decreased $88,380, or 99%, to $560 for the nine months ended September 30, 2006, from $88,940 in the nine months ended September 30, 2005.  The decrease is due to the lack of software development projects in the nine months ended September 2006 compared to the nine months ended September 30, 2005.

Selling general and administrative expenses decreased by approximately $18,340, from $20,739 to approximately $2,399 for the nine months ended September 30, 2006 and 2005, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $115,383 directly attributable to notes payable in the nine months ended September 30, 2006.  Interest expense in the nine months ended September 30, 2005 was also $115,383.

As a result of the foregoing we incurred a net loss of $117,612 for the nine months ended September 30, 2006 compared to a loss of $132,950 in the nine months ended September 30, 2005.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $4,144 at September 30, 2006.  Cash, cash equivalents, short-term marketable securities and equity securities was an overdraft position of negative $634 at September 30, 2005.  This increase of $4,778 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

    During the fisrt quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. As of the end of the period covered by this report based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required  to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $1,741,822 payment of principal and $923,064 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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