Form 10KSB
period 2006-12-31
WORLDS COM INC
filed 2008-03-25
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2006 were $2,144.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the closing price of such common equity, as of March 4, 2008 (a date within the past 60 days) was approximately $9,578,886.

At December 31, 2006, the registrant had outstanding 33,830,393 shares of par value $.001 Common Stock, of which approximately 32,540,393 shares were held by non-affiliates.

At March 4, 2008, the registrant had outstanding 49,830,393 shares of par value $.001 Common Stock, of which approximately 43,540,393 shares were held by non-affiliates.

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe," and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

Employees

As of December 31, 2006, we had 0 full time employees. Our president, Thomas Kidrin, devotes such of his time as necessary to keep our servers maintained and operating for the continued use of our members.

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2006, we had only nominal cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

Year Ended December 31, 2006:	High	Low
3/31/2006	$0.005	$0.005
6/30/2006	$0.005	$0.005
9/30/2006	$0.004	$0.004
12/31/2006	$0.009	$0.009

Year Ended December 31, 2005:	High	Low
3/31/2005	$0.0151	$0.0101
6/30/2005	$0.0085	$0.0085
9/30/2005	$0.008	$0.008
12/31/2005	$0.005	$0.005

Holders

As of December 31, 2006, we had 595 shareholders of record, and as of March 4, 2008, we had 610 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

Our net revenues for each of the fiscal years ended December 31, 2006 and 2005 were $2,144 and $98,952, respectively.  Management believes that this decrease was due to the lack of software development projects and the lack of resources to pursue such activities during 2006.

Fiscal year ended December 31, 2006 Compared to fiscal year ended December 31, 2005

Revenue decreased by $96,808, to $2,144 for the twelve months ended December 31, 2006 from $98,952 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity and had to essentially halt operations during 2006.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required to generate sales.

Our cost of revenues during the twelve months ended December 31, 2006 and 2005 are primarily comprised of (1) cost of goods sold - 2% and 82%, respectively, and (2) selling general and administrative expenses - 98% and 18%, respectively.  Cost of sales on a consolidated basis decreased $91,505, or 99%, to $1,056 for the twelve months ended December 31, 2006, from $92,561 in the twelve months ended December 31, 2005. The decrease is due to the lack of software development projects and our lack of operations in the twelve months ended December 2006 compared to the twelve months ended September 30, 2005.

Selling general and administrative expenses increased by approximately $30,970, from $19,950 to approximately $50,920 for the twelve months ended December 31, 2006 and 2005, respectively.  The increase is due to certain professional fees but the balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $153,844 directly attributable to the notes payable in the twelve months ended December 31, 2006.  Interest expense in the twelve months ended December 31, 2005 was also $153,844.

Other Income for the twelve months ended December 31, 2006 includes forgiveness of debt totaling $77,531.  This represents balances that have been outstanding for a period of time longer than the statute of limitations allows for a creditor to collect on a debt under the law.  Other income for the twelve months ended December 31, 2005 was $250,000.

As a result of the foregoing we incurred a net loss of $126,145 for the twelve months ended December 31, 2006 compared to net income of $82,597 in the twelve months ended December 31, 2005.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $2,041 at December 31, 2006. Cash, cash equivalents, short-term marketable securities and equity securities was $3,373 at December 31, 2005.  This decrease of $1,332 was the net result of cash used in operating activities. There were no capital expenditures and no financing activities.

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

Bongiovanni & Associates, PA
Certified Public Accountants

BONGIOVANNI & ASSOCIATES, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds.com, Inc.

We have audited the accompanying balance sheet of Worlds.com, Inc. (the “Company”) as of December 31, 2006 and related statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com, Inc. (a New Jersey corporation) as of December 31, 2006 and the results of its operations and its cash flows for year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
Cornelius, North Carolina
January 10, 2008

Worlds.com, Inc. Balance Sheets As of December 31, 2006

Current Assets
Cash and cash equivalents	2,041
Accounts recievable
Prepaid Expenses
Inventory

Total Current Assets	2,041

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	2,041

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,220,796
Deferred Revenue	631,950
Current maturities notes payable	1,841,671

Total Current Liabilities	4,840,121

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,018,626)

Total stockholders deficit	(4,838,080)

Total Liabilities and stockholders deficit	2,041

The accompanying notes are an integral part of these financial statements.

Wordls.com, Inc. Statements of Operations For the years ended December 31, 2006 and 2005

		2006	2005
Revenues
	Revenue	2,144	98,952

Total		2,144	98,952

Cost and Expenses

	Cost of Revenue	1,056	92,561
	Selling General & Admin	50,920	19,950

	Operating loss	(49,832)	(13,559)

Other Income Expense
	Interest Income	-	-
	Interest Expense	153,844	153,844
	Debt forgiven	77,531	250,000

Net Loss		(126,145)	82,597

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Cash Flows for the years ended December 31, 2006 and 2005
	2006	2005
Cash flows from operating activities
Net Income/(loss)	(126,145)	82,597
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization
Accretion of deferred revenue
Accounts receivable
Prepaid expenses and other current assets
inventories
accounts payable and accrued expenses	121,813	153,844
Loan	3,000	(235,100)

Net cash used in operating activities	(1,332)	1,341

Cash flows from investing activities
Acquisition of property and equipment

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from investing activities

Net increase(decrease) in cash	(1,332)	1,341

Cash beginning of period	3,373	2,032

Cash end of period	2,041	3,373

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
Statement of Stockholders' Equity
Period from January 1, 2005 to December 31, 2006

			Additional		Total
	Common stock	Common stock	Paid-in	Accumulated	stockholders'
	Shares	Amount	Capital	Deficit	(deficit)
Balances, January 1, 2005	33,824,341	$33,824	$20,146,723	$(24,975,078)	$(4,794,531)

Net income for the year ended December 31, 2005				82,597	82,597
Balances, December 31, 2005	33,824,341	$33,824	$20,146,723	$(24,892,481)	$(4,711,934)

Net loss for the year ended December 31, 2006				(126,145)	(126,145)

Balances, December 31, 2006	33,824,341	$33,824	$20,146,723	$(25,018,626)	$(4,838,079)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2006

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business and has incurred significant losses since its inception, has had minimal revenues from operations, has an accumulated deficit as of December 31, 2006 of approximately $25,000,000 and cash of only $2,041.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity with no full time employees and is currently limited to performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Property and Equipment

There is no property or equipment owned by the Company as of December 31, 2006.

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

At December 31, 2006, the Company had a net operating loss of approximately $29,200,000. Due to prior changes in control of the Company the net operating loss is limited, under Internal Revenue Code Section 382, in offsetting future taxable income.

If there is a future change in control of the Company the net operating loss may be further limited. These net operating losses begin to expire during 2009. Due to the uncertainty of the Company (See Note 2) a full valuation allowance has been recorded against all deferred assets.

Extraordinary Item

The Company had accrued liabilities on its books in the amount of $77,531.  In the year ended December 31, 2006 these accrued liabilities were legally extinguished due to statues of limitations.  The amount was treated as an extraordinary item, forgiveness of debt.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2006

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

NOTE 4 - NOTES PAYABLE

Short-term debt at December 31, 2006 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2006 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2006, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.  This conclusion is based upon the fact that we are currently able to prepare this Report based upon records that that had been gathered and stored over the intervening years.  The fact that we have not timely filed any Reports for many years is due to a lack of financial resources and not our controls and procedures.

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

Name	Age	Position
Thomas Kidrin	54	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	46	Vice President- Finance, Principal accounting and finance officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2006. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2004, 2005 and 2006, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities Underlying Options ($) (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and Chief Executive Officer	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

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

Employment Agreements

We currently do not have a written employment agreement with Thomas Kidrin, our president, chief executive officer or with any other executive officer.

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

4.2            Form of Note issued 2001 the Private Placement (e)

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

** Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2006 and 2005. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2006		2005
	Bongiovanni		Bongiovanni

Audit Fees (1)	$12,100	(3)	$12,200	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$12,100		$12,200

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

(3)
The amounts shown for Bongiovanni in 2006 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2006, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2006.

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

(a) On December 31, 2006, our Chief Executive Officer and Principal Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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