Form 10QSB
period 2007-03-31
WORLDS COM INC
filed 2008-03-31
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2007

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of March 31, 2007, 33,830,393  shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2007	3
Condensed Statements of Operations for the three months ended March 31, 2007 and 2006	4
Condensed Statement of Cash Flows for the three months ended March 31, 2007 and 2006	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of March 31, 2007
Current Assets
Cash and cash equivalents	$3,398
Prepaid Expenses

Total Current Assets	3,398

Property and equipment net of
accumulated depreciation	-

TOTAL ASSETS	$3,398

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,259,257
Deferred Revenue	631,950
Current maturities notes payable	1,855,171

Total Current Liabilities	4,892,082

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,069,230)

Total stockholders deficit	$(4,888,684)

Total Liabilities and stockholders deficit	$3,398
The accompanying notes are an integral part of these condensed financial statements

Worlds.com, Inc. Statements of Operations (Unaudited) For the three months ended March 31, 2007 and 2006
		2007	2006

Revenues		$ 1,554	$-

Cost and Expenses

	Cost of Revenue	8,519	-
	Selling General & Admin	5,178	778

	Operating income (loss)	(12,143)	(778)

Other Income Expense
	Interest Income
	Interest Expense	38,461	38,461
	Offering Expense	-	-

Net Loss		$(50,604)	$(39,239)
The accompanying notes are an integral part of these condensed financial statements

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the three months ended March 31, 2007 and 2006
	2007	2006

Cash flows from operating activities
Net Income/(loss)	$(50,604)	$(39,239)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets -		-
Inventories	-	-
Accounts payable and accrued expenses	44,461	38,461
Loan	7,500	2,000

Net cash used in operating activities	1,357	1,222

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	1,357	1,222

Cash beginning of period	2,041	3,373

Cash end of period	$3,398	$4,595

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these condensed financial statements

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Quarter Ended March 31, 2007

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

Property and Equipment

There is no property or equipment owned by the Company as of March 31, 2007.

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
Quarter Ended March 31, 2007

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

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the results of its consolidated operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for FinancialAssets and Financial Liabilities —Including an Amendment of FASB Statement No. 115”(“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 areelective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on theCompany’s financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

NOTE 2 - GOING CONCERN

Since mid 2001 the Company has had to significantly curtail, and essentially cease, operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to permanently cease operations.

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

NOTE 4- NOTES PAYABLE

Short-term debt at March 31, 2007 consists of the following:

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

All the promissory notes listed herewith will be deemed to be eliminated during the fourth quarter of 2007.

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2007 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

Starting in mid 2001 we were not able to generate enough revenue to sustain operations and other sources of capital were not available. Since that time we have had to essentially curtail our operations in order to remain alive.

Revenues

We generated very little or no revenue during the quarter as we have significantly curtailed operations since mid 2001.  The revenue rarned this quarter was generated through VIP subscriptions to our Worlds Ultimate 3-D Chat service.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2007 and 2006 were $1,554 and $0, respectively.  Management believes that this increase was due to the sale of a limited number of VIP memberships during 2007 but that the amount of business from dramatically reduced operations is inconsequential.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenue increased by $1,554, to $1,554 for the three months ended March 31, 2007 from $0 in the prior year.  During this period in 2007 we restarted our 3D world and commenced selling VIP subscriptions during the three months ended March 31, 2007 but the Company is still running in a severely diminished mode due to the lack of liquidity and may again have to cease operations.  We expect minimal if any operating results until such time that we can raise additional capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended March 31, 2007 and 2006 are primarily comprised of (1) cost of goods sold - 62% and 0%, respectively, and (2) selling general and administrative expenses - 38% and 100%, respectively.  Cost of sales increased $8,519, or 100%, to $8,519 for the three months ended March 31, 2007, from $0 in the three months ended March 31, 2006.  Reason for this increase was that we restarted our 3D world and started selling VIP subscriptions in the three months ended March 31, 2007.

Selling general and administrative expenses increased by approximately $4,400, from $778 to approximately $5,178 for the three months ended March 31, 2006 and 2007, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $38,461 directly attributable to outstanding notes payable in the three months ended March 31, 2007.  Interest expense in the three months ended March 31, 2006 was also $38,461.

As a result of the foregoing we incurred a net loss of $50,604 for the three months ended March 31, 2007 compared to a net loss of $39,239 in the three months ended March 31, 2006.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $3,398 at March 31, 2007.  Cash, cash equivalents, short-term marketable securities and equity securities was $2,041at December 31, 2006.  This increase of $1,357 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

    During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required as of the end of the period covered by this report to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. This conclusion notwithstanding you are advised that no system is 100% foolproof.

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