Form 10QSB
period 2007-06-30
WORLDS COM INC
filed 2008-03-31
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2007

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of June 30, 2007, 33,830,393 shares of the Issuer's Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of June 30, 2007	3
Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006	4
Condensed Statement of Cash Flows for the six months ended June 30, 2007 and 2006	5
Notes to Financial Statemen	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of June 30, 2007
Current Assets
Cash and cash equivalents	$3,145
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	3,145

Property, equipment software dev net of	-
accumulated depreciation

TOTAL ASSETS	$3,145

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,297,718
Deferred Revenue	631,950
Current maturities notes payable	1,855,171

Total Current Liabilities	4,930,543

Stockholders Equity (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,107,945)

Total stockholders deficit	(4,927,398)

Total Liabilities and stockholders deficit	$3,145
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and six months ended June 30, 2007 and 2006
	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Revenues
Revenue	$3,024	$-	$1,470	$-

Total	3,024	-	1,470	-

Cost and Expenses

Cost of Revenue	8,519	-	-	-
Selling General & Admin	6,901	1,389	1,723	611

Operating income (loss)	(12,396)	(1,389)	(253)	(611)

Other Income Expense
Interest Income	-	-	-	-
Interest Expense	76,922	76,922	38,461	38,461
Offering Expense	-	-	-	-

Net Loss	$(89,318)	$(78,311)	$(38,714)	$(39,072)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the six months ended June 30, 2007 and 2006
	2007	2006

Cash flows from operating activities
Net Income/(loss)	$(89,318)	$(78,311)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort	-	-
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets	-	-
Inventories	-	-
Accounts payable and accrued expenses	82,922	76,922
Loan	7,500	2,000

Net cash used in operating activities	1,104	611

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Net cash provided from investing activities	-	-

Net increase(decrease) in cash	1,104	611

Cash beginning of period	2,041	3,373

Cash end of period	$3,145	$3,984

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2007

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

Property and Equipment

There is no property or equipment owned by the Company as of June 30, 2007.

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

NOTE 2 - GOING CONCERN

Since mid 2001 the Company has had to significantly curtail and at times cease, operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Over the last six years, the Company has had minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to permanently cease operations.

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

NOTE 4 – NOTES PAYABLE

Short-term debt at June 30, 2007 consists of the following:

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

NOTE 5 - COMMITMENT AND CONTINGENCIES

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2007 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24, a reverse has been recorded on the balance sheet for this liability.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

3 month Comparisons to be inserted per Irv’s comments.

 RESULTS OF OPERATIONS

Our net revenues for each of the three month periods ended June 30, 2007 and 2006 were $1,470 and $0, respectively.  Management believes that this increase was due to VIP memberships but that the amount of business from dramatically reduced operations is inconsequential.

Three months ended June 30, 2007 Compared to three months ended June 30, 2006

Revenue increased by $1,470, to $1,470 for the three months ended June 30, 2007 from $0 in the prior year.  The business restarted its 3D world and started selling VIP subscriptions during 2007 but the Company is still running in a severely diminished mode due to the lack of liquidity and may again have to cease operations.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended June 30, 2007 and 2006 are primarily comprised of (1) cost of goods sold 0% and 0%, respectively, (2) selling general and administrative expenses 100% and 100%, respectively).

Selling general and administrative expenses increased by approximately $1,112, from $611 to approximately $1,723 for the three months ended June 30, 2006 and 2007, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $38,461 directly attributable to the notes payable in the three months ended June 30, 2007.  Interest expense in the three months ended June 30, 2006 was also $38,461.

As a result of the foregoing we incurred a net loss of $38,714 for the three months ended June 30, 2007 compared to a loss of $39,072 in the three months ended June 30, 2006.

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

Revenues

We generated very little or no revenue during the quarter as we have significantly curtailed operations since mid 2001.  The revenue that was earned during the quarter was generated through VIP subscriptions to our Worlds Ultimate 3-D Chat service.

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

RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2007 and 2006 were $3,024 and $0, respectively.  Management believes that this increase was due to the sale of a limited number of VIP memberships during 2007 but that the amount of business from dramatically reduced operations is inconsequential.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenue increased by $3,024, to $3,024 for the six months ended June 30, 2007 from $0 in the prior year.  During this period in 2007 we restarted our 3D world and commenced selling VIP subscriptions but the Company is still running in a severely diminished mode due to the lack of liquidity and may again have to cease operations.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the six months ended June 30, 2007 and 2006 are primarily comprised of (1) cost of goods sold - 55% and 0%, respectively, and (2) selling general and administrative expenses - 45% and 100%, respectively.  Cost of sales increased $8,519, to $8,519 for the six months ended June 30, 2007, from $0 in the six months ended June 30, 2006.  Reason for this increase was that we restarted our 3D world and commenced selling VIP subscriptions in the six months ended June 30, 2007.

Selling general and administrative expenses increased by approximately $5,512, from $1,389 to approximately $6,901 for the six months ended June 30, 2006 and 2007, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $76,922 directly attributable to outstanding notes payable in the six months ended June 30, 2007.  Interest expense in the six months ended June 30, 2006 was also $76,922

As a result of the foregoing we incurred a net loss of $89,318 for the six months ended June 30, 2007 compared to a loss of $78,311 in the six months ended June 30, 2006.

Liquidity and Capital Resources

Our financial and liquidity position remained weak as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $3,145 at June 30, 2007.  Cash, cash equivalents, short-term marketable securities and equity securities was $2,041 at December 31, 2006.  This increase of $1,104 was the net result of cash used in operating activities.  There were no capital expenditures and no financing activities.

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

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the quarter covered by this Report, we defaulted on $1,741,822 payment of principal and $961,525 of interest with respect to outstanding promissory notes.  As of the date of the filing of this report we have $759,872 outstanding in arrearages.

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