Form 10QSB
period 2007-09-30
WORLDS COM INC
filed 2008-03-31
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2007

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of September 31, 2007, 41,330,393shares of the Issuer’s Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of September 30, 2007	3
Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheets (Unaudited) As of September 30, 2007
Current Assets
Cash and cash equivalents	$341,988
Accounts recievable	-
Prepaid Expenses	-
Inventory	-

Total Current Assets	341,988

Property, equipment software dev net of
accumulated depreciation	-

TOTAL ASSETS	341,988

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,336,179
Deferred Revenue	631,950
Current maturities notes payable	1,855,171

Total Current Liabilities	4,969,004

Stockholders Equity (Deficit)

Common stock	44,824
Additional Paid in Capital	20,510,723
Accumulated Deficit	(25,182,562)

Total stockholders deficit	$(4,627,016)

Total Liabilities and stockholders deficit	$341,988
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and nine months ended September 30, 2007 and 2006
		Nine months ended September 30,		Three months ended September 30,
		2007	2006	2007	2006

Revenues
	Revenue	$3,980	$730	$956	$730

Total		3,980	730	956	730

Cost and Expenses

	Cost of Revenue	8,519	560	-	-
	Selling General & Admin	9,207	2,399	2,306	1,570

	Operating income (loss)	(13,746)	(2,229)	(1,350)	(840)

Other Income Expense
	Interest Income	-	-	-	-
	Interest Expense	115,383	115,383	38,461	38,461
	Offering Expense	-	-	-	-

Net Loss		$(129,129)	$(117,612)	$(39,811)	$(39,301)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2007 and 2006
	2007	2006

Cash flows from operating activities
Net Income/(loss)	$(163,936)	$(117,612)
Adjustments to reconcile net loss to net cash used
in operating activities	-	-
Dep & amort
Accretion of deferred revenue	-	-
Accounts receivable	-	-
Prepaid expenses and other current assets -		-
inventories	-	-
accounts payable and accrued expenses	121,383	115,383
Loan	7,500	3,000

Net cash used in operating activities	(35,053)	771

Cash flows from investing activities
Acquisition of property and equipment	-	-

Net cash used in investing activities

Cash flows from financing activities
Proceeds from sale of common stock	375,000	-

Net cash provided from Financing activities	375,000	-

Net increase(decrease) in cash	339,947	771

Cash beginning of period	2,041	3,373

Cash end of period	$341,988	$4,144

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007

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

Property and Equipment

There is no property or equipment owned by the Company as of September 30, 2007.

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
Nine Months Ended September 30, 2007

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

NOTE 3 - PRIVATE PLACEMENT

In August 2007, the Company initiated a private placement of up to 11,000,000 shares of our common stock for aggregate proceeds of up to $550,000. As of September 30, 2007 the Company had received $375,000 in cash, the balance of $175,000 was collected in the fourth quarter.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, three-dimensional 3D entertainment portal on the internet.

NOTE 5 – NOTES PAYABLE

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

NOTE 6 - COMMITMENT AND CONTINGENCIES

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2007 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

Starting in mid 2001 we were not able to generate enough revenue to sustain full time operations and other sources of capital were not available. Since that time we have had to significantly reduce our operations in order to remain alive.

Revenues

We generated very little or no revenue during the quarter as we have significantly curtailed operations since 2001.  The revenue that was earned during the quarter was generated through the sale of VIP subscriptions to our Worlds Ultimate 3-D Chat service.

Expenses

We classify our expenses into two broad groups:

o        cost of revenues; and

o        selling, general and administration.

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  However, during the intervening years, our president has kept the Company alive and looking for financing and/or business opportunities with the growing popularity of 3D websites and the growth in high bandwidth availability, these efforts began to show returns and people started looking at our patent porfolio and our existing Wolrds. As a resoult, during the quarter we became more active by appointing new independent directors, commencing a modest financing, used the funds from the financing to begin upgrading our technology and entered into negotiations to construct new Worlds. We continue to pursue additional sources of capital.  We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  If we cannot start to generate sufficient revenues, we may need to reduce our level of operations once again for an indefinite period of time.

RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2007 and 2006 were $3,980 and $730, respectively.  Management believes that this increase was due to VIP memberships but that the amount of business from our reduced operations is inconsequential.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Management's Discussion and Analysis of Financial Condition and Results of Operations

3 month Comparisons to be inserted per Irv’s comments.

 RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2007 and 2006 were $956 and $730, respectively.  Management believes that this increase was due to VIP memberships but that the amount of business from dramatically reduced operations is inconsequential.

Three months ended September 30, 2007 Compared to three months ended September 30, 2006

Revenue increased by $226, to $956 for the three months ended September 30, 2007 from $730 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect minimal operating results until such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended September 30, 2007 and 2006 are primarily comprised of (1) cost of goods sold 23% and 36% respectively, (2) selling general and administrative expenses 77% and 64% respectively).  Cost of sales on a consolidated basis increased $7,900 to $8,460 for the three months ended September 30, 2007, from $560 in the three months ended September 30, 2006.

Selling general and administrative expenses increased by approximately $27,642, from $1,011 to approximately $28,653 for the three months ended September 30, 2006 and 2007, respectively.  The increase was due to legal fees relating to the equity investment.

Other expenses include interest expense of $38,461 directly attributable to the notes payable in the three months ended September 30, 2007.  Interest expense in the three months ended September 30, 2006 was also $38,461.

As a result of the foregoing we incurred a net loss of $74,618 for the three months ended September 30, 2007 compared to a loss of $39,301 in the three months ended September 30, 2006.

Revenue increased by $3,250, to $3,980 for the nine months ended September 30, 2007 from $730 in the prior year. Our business is slowly awakening after years of operating running in a diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever,  that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the nine months ended September 30, 2007 and 2006 are primarily comprised of (1) cost of goods sold - 32% and 19%, respectively, and (2) selling general and administrative expenses - 68% and 81%, respectively.  Cost of sales on a consolidated basis increased $16,419 to $16,979 for the nine months ended September 30, 2007, from $560 in the nine months ended September 30, 2006.  The reason for this increase is that the company restarted selling VIP subscriptions its 3D world and this is the cost for supporting that world in the nine months ended September 30, 2007.

Selling general and administrative expenses increased by approximately $33,135,  from $2,399 to approximately $35,554 for the nine months ended September 30, 2006 and 2007, respectively.  The increase was due to legal fees relating to the equity investment.

Other expenses include interest expense of $115,383 directly attributable to the notes payable in the nine months ended September 30, 2007.  Interest expense in the nine months ended September 30, 2006 was also $115,383.

As a result of the foregoing we incurred a net loss of $163,936 for the nine months ended September 30, 2007 compared to a loss of $117,612 in the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our financial and liquidity position improved as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $341,988 at September 30, 2007.  The Company issued 11,000,000 shares of stock to raise cash during the quarter.  A total of $550,000 was raised of which approximately $340,000 was received by the company at September 30, 2007.  The remaining balance was subsequently received by the Company during the fourth quarter. At September 30, 2006, cash, cash equivalents, short-term marketable securities and equity securities was $4,144.  This increase of $337,844 was the result of equity financing.  There were no capital expenditures.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to diminish our operations due to a lack of liquidity. During the quarter we were able to find a small source of additional capitala and we raised $375,000. We expect to raise another $175,000 under this financing but we have no current arrangements with respect to additional financing and there can be no assurance that any such financing would become available.  However, we believe that the funds from our financing will be sufficient to upgrade our technology which we expect will lead to additional revenues in 2008.  There can be no assurance that any such new business would be sold in the future.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter we also issued 5 million shares of our common stock to our president, Thom Kidrin, in settlement of over $250,000 of salary and debt. The issuance of the stock was at the same valuation as in the financing described above and was approved by our independent directors. This issuance was also exempt under Section 4(2) for the reasons detailed above.

During the quarter we sold 7,500,000 shares of common stock at a price of $0.05 per share (a premium to the market price at the commencement of the offering) for total aggregate proceeds of $375,000. No underwriters were utilized in the placement nor were any commissions paid. The offer, sale and issuance of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended in as much as: all of the investors were "accredited" as defined in Rule 501 of Regulation D promulgated under such Section 4(2); the investors took their shares for investment purposes without a view to distribution; the investors had access to information concerning the Company and its business prospects; there was no advertising or general solicitation involved in the sale of the shares; no commissions were paid; and the securities carry standard restrictive legends.

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