Form 10KSB
period 2007-12-31
WORLDS COM INC
filed 2008-04-03
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name Of Each Exchange On Which Registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

The issuer’s revenues for its fiscal year ended December 31, 2007 were $5,269.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the closing price of such common equity, as of March 4, 2008 (a date within the past 60 days) was approximately $9,578,886.

At March 4, 2008, the issuer had outstanding 44,824,341 shares of par value $.001 Common Stock, of which 43,540,393 shares were held by non-affiliates.

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

Recent developments

Worlds terminated all full time employees in June 2001 and ceased SEC reporting as a result of the internet market meltdown and an aborted financing the company had planned for September 2001. The company has continued to maintain its service since operations were reduced as well as continued software development on an as needed basis and under contract licenses.

While the company has kept the service continuously up since 2001 there have been thousands of customer created worlds and Avatars developed using Worlds tools and hosted on the members’ PCs.

As a result of the renewed public interest in 3D sites during the second quarter of 2007, management of the Company began to explore the possibility of becoming more active operationally.  As detailed below, during the third quarter of 2007 we, among other things, expanded our Board, commenced a small financing, and began upgrading our technology and more actively seeking business opportunities.

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

Worlds Ultimate 3D Chat

We operate a proprietary online 3D Internet chat site known as Worlds Ultimate 3D Chat, an interactive site employing our 3D technology. This site is targeted toward the music industry and its fans. Our 3D technology enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Users have the option to create avatars or choose from pre-defined figures in our library. Users communicate with each other through text chat, as well as voice-to-voice chat and can move through the many virtual "worlds" of the 3D environment.

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

In order to increase the number of potential subscribers to our 3D music sites, we offer a modified demo version of our Worlds Ultimate 3D Chat product as a free download. By reducing the price barrier, we hope to generate new members to our Chat service. The proliferation of Worlds Ultimate 3D Chat may also increase corporate brand identity that could translate into valuable consumer data and related advertising potential.  For a limited time, the free demo can be accessed by going to www.worlds.com and following instructions for as temporary log-in account.

We believe that there is an opportunity to further exploit the Worlds Ultimate 3D Chat product in modified form. We are now exploring the modification of Worlds Ultimate 3D Chat as a corporate Intranet chat and information service for corporate clients. The modified application of Worlds Ultimate 3D Chat, if successfully modified and then marketed, could provide us with an ongoing revenue stream based on the licensing fees for our server technology, as well as annual membership subscription fees.

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

o
Creating effective offline distribution partnerships with recording artists and their record companies. We are now actively seeking to enter into alliances with recording artists and their record companies

o
Creating Brand Identity for Worlds.com. Public awareness of our site and products is critical to our success. We are now actively seeking to build this awareness by entering into co-branding arrangements with other high-profile Internet companies and music and entertainment companies.

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

Representative alliances and customers

We have established strategic relationships and/or provided 3D content related services to the music group Aerosmith, among others.  In January 2001, we entered into a revenue sharing agreement with Aerosmith to create and operate an official 3D Aerosmith environment entitled "Aerosmith World" and to redesign Aerosmith's official website, which currently resides at www.Aerosmith.com. We plan to begin to offer memberships to "Aerosmith interactive", which gives subscribers access to advance ticket sales and exclusive merchandise and discounts. "Aerosmith World" is currently available for download from www.Worlds.com.

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

In addition, certain companies have developed, and others may be expected to develop, technologies or products in related market segments which could compete with certain technologies or products we have and/or are developing. We expect that such companies, as well as other companies including established and newly formed companies, may attempt to develop products that will be in direct competition with ours. Many of our competitors have advantages over us, including:

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045 and 7,181,690 B1 for multi-server technology for 3D applications, which is Worlds' core technology.  We are now looking into the implications and breadth of the patent in order to maximize its benefits.  The description of the patent is as follows:

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

In addition to our patents and  trademark, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how.

Employees

As of December 31, 2007, we had 1 full time employee, our president, Thomas Kidrin.

Corporate History

We were formed as a result of the contemporaneous mergers on December 3, 1997 of Worlds Inc., a Delaware corporation formed on April 26, 1994 with and into Worlds Acquisition Corp., a Delaware corporation formed on April 8, 1997 and of Worlds Acquisition Corp. with and into Academic Computer Systems, Inc., a New Jersey corporation formed on May 20, 1968 (the "Mergers"). Academic Computer Systems changed its name to Worlds Inc. after the Mergers. In December 1999, we changed our name from Worlds Inc. to Worlds.com, Inc. in order to better reflect our business as a consumer Internet web site that offers virtual "worlds" in which consumers interact, conduct e-commerce and receive entertainment.

RISK FACTORS

Our business is subject to numerous risks, including but not limited to those set forth below. Our operations and performance could also be subject to risks that do not exist as of the date of this report but emerge thereafter as well as risks that we do not currently deem material.

Risks related to our operations

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue from our new relationships and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2007, we had only $271,334 in cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

We have been actively engaged in the commercial sale of our 3D Internet-based services for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

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

Given our relatively limited resources, we have not been able to effectively compete in our target markets. These markets are characterized by intense competition, rapidly changing technology and increasing numbers of new market entrants who have developed or are developing potentially competitive products and services, often resulting in product obsolescence or short product life cycles. Our competitors include other enterprises utilizing 3D-based technology for online entertainment and marketing purposes, online and Internet service providers, online shopping malls, online direct music retailers, online music and book sites and traditional music retailers. Most of our competitors have significantly greater financial and operating resources compared to us.  Our ability to compete will be dependent on our ability to enhance and upgrade our technology platform in a timely manner and to effectively offer our target customers attractive and exciting 3D content and services, all of which require the expenditure of funds that we currently do not have. In addition, the very companies with which we do business, such as the larger Internet service providers and record labels, may determine to create and distribute their own 3D Internet sites.

We may not be able to develop and maintain marketing relationships with other Internet companies.

Our strategy for expanding brand recognition through online advertising depends to some extent on our relationship with other Internet companies. We are now seeking to enter into marketing agreements with those companies that will permit us to advertise our products and services on their web pages. There can be no assurance that we will be able to negotiate these agreement on favorable terms or at all. Additionally, other e-commerce and music-related sites which advertise on popular web sites may have exclusive advertising relationships with such sites or may otherwise object to our attempts to enter into marketing agreements or relationships with such sites. If we cannot secure or maintain these marketing agreements on favorable terms, our business prospects could be substantially harmed.

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

In addition to our own technology, we use the technology of others in the creation of our products and we are dependent upon our continued ability to access these other technologies.

Although our proprietary technology is the foundation of our products, we also use the technology of other companies in the creation and delivery of our products. Accordingly, any delay or termination by any of these third-party providers in the provision of their technologies to us because of our failure, or perceived inability, to pay such vendors or otherwise could cause a disruption in the commercial distribution of our own products. Further, any material increases in the prices these providers charge us for use of their technologies could force us to increase the prices we charge for our own products or possibly make the creation and distribution of our products no longer economically feasible or desirable. We cannot assure you that any of these companies will continue to provide their technology to us in an efficient, timely and cost-effective manner. An interruption in or termination in our access to any necessary third party technologies, and our subsequent inability to make alternative arrangements in a timely manner, if at all, would likely have a material adverse effect on our business and financial condition.

We are dependent, in part, on the sale of our services to foreign customers, and accordingly, are subject to the risks of doing business internationally.

We market and provide our services both in the United States and internationally. Servicing our foreign clients and marketing our services abroad requires the dedication of significant management and financial resources, which we currently do not have. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. Operating internationally subjects us to risks relating to the following areas:

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

The market may not readily accept our products and services.

Demand and market acceptance for relatively new products, such as our 3D chat, are subject to a high level of uncertainty. The successful introduction of any new product requires a focused, efficient strategy to create awareness of and desire for the products. For example, in order to achieve market acceptance for our Worlds 3D chat sites, we will need to educate the members of the music industry, such as record companies, record labels and recording artists, about the marketing benefits this product could provide them. Similarly, we will have to make music buyers and Internet consumers aware of this product's existence, draw users to the site and compel them to return to the site for repeat visitations.

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

In addition to our patents, we rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have never been involved in any intellectual property litigation, we could become a party to litigation in the future to protect our intellectual property or as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights.

If we lose any of our key personnel or fail to hire and retain other talented employees, our operations could be harmed.

Our success is currently dependent, in large part, on the personal efforts of Thomas Kidrin, our president and chief executive officer.  The loss of Mr. Kidrin's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our ability to grow our business and operations.

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

o the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and

o the nonacceptance by the market of such new service and products.

We currently have only limited resources to enhance our technology or to develop new products.

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

We are subject to and must comply with data protection legislation which restricts our ability to collect and exploit users' personal data. Our business is particularly dependent on the existing and future data protection laws in Europe, the United States and in each specific country where we operate or have members. European data protections legislation is drafted in very broad terms, and there are few sources of guidance as to its interpretation. It is difficult to foresee the extent to which its enforcement by relevant authorities will restrict our operations. We believe that a rigid interpretation of data protection legislation could hinder our ability to conduct our business as planned. Our failure to comply with applicable law could subject us to severe legal sanctions which could have a material adverse effect on our business and results of operations. We maintain a privacy policy which is to not disclose individually identifiable information about any user of our products or services to a third party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate users' personal information, we could be subject to liability claims.

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

In addition, because music materials may be downloaded from our sites and may be subsequently distributed to others, claims could be made against us for "pirating" and copyright or trademark infringement. Claims could also be made against us if material deemed inappropriate for viewing by children is accessed or accessible through our sites. While we intend to carry insurance policies, our insurance may not cover these types of claims or may not be otherwise adequate to cover liability that may be imposed. Any partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have a material adverse effect on us.

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have approximately 49,830,393 shares of common stock outstanding, we are authorized to issue up to 65,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company.

Certain shareholders control a substantial portion of our outstanding common stock.

Our chief executive officer owns a significant portion of the outstanding shares of our common stock and Mr. Kidrin may be issued an additional 15 million shares of our common stock upon the exercise of outstanding stock options. Accordingly, he will be able to influence the election of our directors and thereby influence or direct our policies.

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

Our common stock is currently deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information on penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse), the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements could reduce the level of trading activity, if any, in the secondary market for our common stock. As a result of the foregoing, our shareholders may find it more difficult to sell their shares.

The exercise or conversion of outstanding options into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of March 4, 2008, there are outstanding options to purchase an aggregate of approximately 15,775,000 shares of our common stock and more options will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

In Cosmo Communications v. Worlds Inc. (our former name) in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered on March 20, 2001, is approximately $205,000 of which $200,000 is accrued. The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds.com is a successor company.

In Graubard Miller f/k/a Graubard Mollen Miller v. Worlds Inc. (our former name) in the United States District Court, Southern District of New York, the court granted summary judgment against us in the aggregate amount of $182,075.24 for unpaid legal fees and expenses and an unpaid note. $122,598 is reserved on our balance sheet for this judgement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com Inc., our symbol was changed to "WDDD." During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.01	$0.01
6/30/2007	$0.04	$0.04
9/30/2007	$0.08	$0.08
12/31/2007	$0.20	$0.15

Year Ended December 31, 2006:	High	Low
3/31/2006	$0.005	$0.005
6/30/2006	$0.005	$0.005
9/30/2006	$0.004	$0.004
12/31/2006	$0.009	$0.009

Holders

As of March 4, 2008, we had 610 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

In addition to the 7,500,000 shares we sold for $375,000 that was previously disclosed in our quarterly report on Form 10-QSB for the quarter ended September 30, 2007, we sold an additional 3,500,000 shares of our common stock at a price of $0.05 per share (a premium to the $0.03 market price at the commencement of the offering) for $175,000 for an aggregate offering of 11 million shares for $550,000.  No underwriters were utilized in the placement and no commissions were paid.  The offer, sale and issuance of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended inasmuch as: all of the investors were “accredited” as defined in Rule 501 of Regulation D promulgated under such Section 4(2); the investors took their shares for investment purposes without a view to distribution; the investors had access to information concerning the Company and its business prospects; there was no advertising or general solicitation involved in the sale of the shares; no commissions were paid; and the securities that were issued contain standard restrictive legends.

During 2007 we also issued stock options to various persons directors and consultants as follows:

450,000 exercisable at $0.05
  75,000 exercisable at $0.11
100,000 exercisable at $0.22
100,000 exercisable at $0.25
  50,000 exercisable at $0.30

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
2007 Stock Option Plan, not yet approved by stockholders	15,775,000		$0.052	8,925,000
Stock option grants approved by stockholders	0	$	N/A	-
Total	15,675,000		$0.052	9,025,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this Form 10-KSB and in future filings by the Company with the Commission, The words or phrases such as "anticipate," "believe," "could," "would," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Starting in mid-2001 we were not able to generate enough revenue to sustain operations at previous levels and inasmuch as other sources of capital were not available we have had to limit our operations since that time.

Revenues

We generated only modest revenue during the year as we have reduced operations since mid 2001 when we ran out of funds.  The revenue that was generated resulted from VIP subscriptions to our Worlds Ultimate 3-D Chat service.

Expenses

We classify our expenses into two broad groups:

o	cost of revenues; and

o	selling, general and administration.

During the year, as more funds became available from our financing, we were able to increase operations and become more active operationally.

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  We were able to issue equity in the last two quarters of this year and raise capital that enabled us to begin upgrading our technology, develop new products and actively solicit additional business.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot start to generate sufficient revenues, we may need to scale back operations.

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2007 and 2006 were $5,269 and $2,144, respectively.  Management believes that this increase was due to increased sales of VIP memberships but that the amount of business from reduced operations is inconsequential.

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenue increased by $3,125, to $5,269 for the year ended December 31, 2007 from $2,144 in the prior year.  The business has been running in a limited mode due to the lack of liquidity.  We expect increased revenues in 2008 resulting from our 2007 financing.

Cost of revenues increased by $56,256 to $57,312 in 2007 from $1,056 in 2006 reflecting the increased business activities following the financing in 2007 as compared to 2006 in which there was no financing.

Selling general and administrative expenses increased by $460,038, from $50,920 to $510,958 for the years ended December 31, 2006 and 2007, respectively.  The balances increased due to our operations increasing thereby resulting in increased payroll, increased contract labor and increased legal and accounting services.  The Company also issued options to certain individuals as an incentive in lieu of cash compensation and the option expense is reflected in these numbers.

Other expenses include interest expense of $115,383 directly attributable to the notes payable in the year ended December 31, 2007.  Interest expense in the year ended December 31, 2006 was $153,844 as we carried more debt was in 2006.

Extraordinary gains of $2,740,751 and $77,531 were recorded in 2007 and 2006, respectively. These pertained to debt that was legally extinguished due to expiration of the statute of limitations for such debts under state laws.

As a result of the foregoing, we realized net income of $2,062,367 for the year ended December 31, 2007 compared to a loss of $126,145 in the year ended December 31, 2006, although as disclosed above the gain resulted from non-operational bookkeeping entries from the extinguishment of debt.

We expect that the majority of the remaining debt on our books will become extinguished in 2008 due to expiration of the statute of limitations for such remaining debts under state laws.

Liquidity and Capital Resources

Our financial and liquidity position improved as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of $271,334 at December 31, 2007. We sold 11,000,000 shares of our common stock to raise $550,000 during the year.  At December 31, 2006, cash, cash equivalents, short-term marketable securities and equity securities was $2,041.  This increase of $269,293 was the result of equity financing in 2007.  There were no capital expenditures in 2006.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2007 financing are being used to upgrade our existing technology, purchase hardware (capital expenditures), develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission to bring us “current” in our filings so we can attempt to qualify to have our stock quoted on the OTC Bulletin Board or listed on NASDAQ.  Once we are current in our public filings we hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services.  No assurances can be given that we will be able to become current in or public filings or that, even if we are able to do so, that it will allow us to raise any additional funds.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is required to adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006, i.e. fiscal 2007. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have any impact on our financial position or results of operations in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at a measurement date of the employer’s fiscal year-end. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of January 1, 2008. We are currently reviewing SFAS 159 to determine its impact, if any, on our financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

ITEM 7. FINANCIAL STATEMENTS.

BONGIOVANNI & ASSOCIATES, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds.com, Inc.

We have audited the accompanying balance sheet of Worlds.com, Inc. (the “Company”) as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com, Inc. (a New Jersey corporation) as of December 31, 2007 and the results of its operations and its cash flows for years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
Cornelius, North Carolina
February 26, 2008

Worlds.com, Inc. Balance Sheets As of December 31, 2007

Current Assets
Cash and cash equivalents	$271,334
Deferred costs	55,695
Prepaid expenses	9,860
Total Current Assets	336,888

Property and equipment net of
accumulated depreciation	9,375

TOTAL ASSETS	$346,263

Current Liabilities
Accounts payable	$180,813
Accrued expenses	525,484
Deferred revenue	631,950
Current maturities of notes payable	773,279

Total Current Liabilities	2,111,527

Stockholders Equity (Deficit)

Common stock (Par value $.001, authorized 65,000,000 shares, issued and out standing 44,824,341shares)	44,824
Common stock subscribed but not yet issued (5,411,764 common shares)	5,411
Additional paid in capital	21,140,760
Accumulated deficit	(22,956,259)

Total stockholders deficit	(1,765,264)

Total Liabilities and stockholders deficit	$346,263

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations For the year ended December 31, 2007 and 2006
	2007	2006
Revenues
Revenue	$5,269	$2,144

Total	5,269	2,144

Cost and Expenses

Cost of Revenue	57,312	1,056
Selling General & Administrative	510,958	50,920

Operating loss	(563,001)	(49,832)

Other Income (Expense)
	-	-
Interest Expense	(115,383)	(153,844)
Debt forgiven	2,740,751	77,531

Net Income (Loss)	$2,062,367	$(126,145)

	-	-
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Cash Flows For the year ended December 31, 2007 and 2006
	2007	2006
Cash flows from operating activities
Net Income/(loss)	$2,062,367	$(126,145)
Adjustments to reconcile net income (loss) to net cash provided by <used in>
operating activities
Fair value of stock options issued	296,506	-
Forgiveness of notes payable	(904,447)	-
Deferred Costs	(55,695)	-

Accounts receivable
Prepaid expenses and other current assets	(9,860)	-

Accounts payable and accrued expenses	(1,660,203)	124,813

Net cash provided by (used in) operating activities	(271,332)	(1,332)

Cash flows from investing activities
Acquisition of property and equipment	(9,375)	-

Net cash used in investing activities	(9,375)	-

Cash flows from financing activities
Proceeds from sale of common stock	550,000	-

Net cash provided from investing activities	550,000	-

Net increase(decrease) in cash	269,293	(1,332)

Cash beginning of year	2,041	3,373

Cash end of year	$271,334	$2,041

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statement of Stockholders' Equity
Period from January 1, 2006 to December 31, 2007

			Additional				Total
	Common stock	Common stock	Paid-in	Common shares subscribed but not	Common stock subscribed but not	Accumulated	stockholders'
	Shares	Amount	Capital	Issued	Issued	Deficit	(deficit)
Balances, January 1, 2006	$33,824,341	$33,824	$20,146,723			$(24,892,481)	$(4,711,934)

Net <loss> income for the year ended December 31, 2006						(126,145)	(126,145)
Balances, December 31, 2006	$33,824,341	$33,824	$20,146,723			$(25,018,626)	$(4,838,079)

Equity Investment	11,000,000	11,000	539,000				550,000
Conversion of Note payable			69,589	411,764	411		70,000
Conversion of Officer Loan payable			88,942	5,000,000	5,000		93,942
Issuance of Options			296,506				296,506
Net Income for the year ended December 31, 2007						2,062,367	2,062,367

Balances, December 31, 2007	$44,824,314	$44,824	$21,140,760	$ 5,411,764	$ 5,411	$(22,956,259)	$(1,765,264)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2007

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.  For most of the past year the Company has been operating at a significantly reduced capacity, with no full time employees, performing primarily consulting services and licensing software and using consultants to perform any work that may be required.

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

Revenue Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will be in the form of a receipt of a customers, acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Property and Equipment

Property and equipment are stated at cost.   Depreciation is provided on a straight line basis over the estimated useful lives of the assets ranging from three to five years.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income.  Maintenance and repairs are charged to expense in the period incurred.

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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 2007

Extraordinary Item

The Company had accounts payables on its books in the amount of $1,018,106.  In the year ended December 31, 2007 these accounts payables were legally extinguished pursuant to applicable statues of limitations.  The amount was treated as an extraordinary item, forgiveness of debt.

The Company had accrued expenses on its books in the amount of $810,695.  In the year ended December 31, 2007 these accrued expenses were legally extinguished pursuant to applicable statue of limitations.  The amount was treated as an extraordinary item.

The Company had notes payables on its books in the amount of $911,950.  In the year ended December 31, 2007 these notes payables were legally extinguished through mutual consent with the note holders.  The amount was treated as an extraordinary item.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of December 31, 2007 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2003 a law firm obtained a judgment against the Company for unpaid legal fees and other debt in the aggregate amount of $182,075.  A reserve of $122,598 has been recorded on the balance sheet for this liability.

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

During 2007, we issued stock options to various parties. The stock options allow the parties to purchase shares of our common stock at various prices per share per each individual option agreement. The options allow the various parties to purchase one common share of our stock for each option. The options expire at various times through September 2012 per each individual option agreement. We did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. There were no forfeited options during 2007. During the year ended December 31, 2007, we recorded an expense of approximately $296,507, equal to the estimated fair value of the options at the date of each grant. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 60% volatility, and expected lives ranging from one to five years.

NOTE 2 - GOING CONCERN

Since 2001 the Company has had to reduce operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only minimal revenues from operations over the last two years. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PRIVATE PLACEMENT

In September 2007, the Company completed a private placement of 11,000,000 shares of our common stock for aggregate proceeds of $550,000.

An officer of the Company was authorized to recived 5,000,000 shares to settle salary and loans owed to him and other persons received an aggregate of 775,000 options for services rendered to the Company during 2007. Subsequent to 2007, the Company issued said 5,000 shares.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.

NOTE 5 - NOTES PAYABLE

Short-term debt at December 31, 2007 consists of the following:

The Company has promissory notes payable due to two shareholders. The principal amounts are, $124,230 and $635,642 with interest accruing at 8% per annum and 10% per annum, respectively. The principal amounts plus all accrued interest are past due.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Note 6- Property and Equipment

Computer Equipment                                 $9,375
Less: accumulated depreciation                          0
                                                                                $9,375

Depreciation expense was $0 because the computer equipment was purchased in December and not placed in service at year end.

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

Item 8A(T). Controls and Procedures.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

Item 8B.  Other Information

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.

Name	Age	Position
Thomas Kidrin	55	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	47	Vice President- Finance, Principal Accounting and Finance Officer
Bernard Stolar	61	Director
Jay Coleman	57	Director
Robert Fireman	59	Director

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

Christopher J. Ryan has been Vice President- Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  Since 2004, Mr. Ryan has been the VP Finance of Peminic Incorporated.  Mr. Ryan is a certified public accountant. He is a graduate of Montclair State College in New Jersey and received an M.B.A. degree from Fordham University in New York.

Bernard Stolar is noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America's game division.

Jay Coleman is the founder and CEO, since 1976, of Entertainment Marketing & Communications International (emcionline.com), a leading independent company linking worldwide consumer marketing with the broad spectrum of contemporary music, entertainment and technology.  Major deals include the Rolling Stones with American Express; Michael Jackson with Pepsi; and Sponsorship for Live Aid and Live Earth, among other major media events. Coleman is best known for pioneering music sponsorship and marketing, creating landmark deals, and expanding the company's marketing capabilities beyond pop music, creating breakthrough concepts in all areas of entertainment.

Robert Fireman joins the Worlds team as a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman as responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

Family Relationships.

None.

Legal Proceedings.

None.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee.  We have only recently begun increasing our operations, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert" or to so designate one of our current directors, but we intend to either retain an additional director who will qualify as such an expert or designate one of our current directors as such an expert, as soon as reasonably practicable. Our current directors, by virtue of their past employment experience, have considerable knowledge of financial statements, finance, and accounting, and have significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such a designated expert at this time.

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

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make
Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2006 and 2007, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Thomas Kidrin President and CEO	2007	71,100	0	0	$252,932	0	$324,032
	2006	0	0	0	0	0	0

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

Stock Option Grants

The following table sets forth information as of December 31, 2007 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	5,000,000	10,000,000	(1)	0	$0.05	08-31-12

(1)	50% vests on 8/31/08and the balance on 8/31/09.

Compensation of Directors

On September 5, 2007, the Board of Directors adopted a compensation program for the directors whereby each director will receive compensation in the form of stock options for serving on the board. Five-year non-qualified stock options to purchase 100,000 shares of the Corporation’s common stock are to be granted annually on January 1 to each director then in office at an exercise price equal to the last reported trading price of our common stock on that day, with such option to vest in 12 months, provided the director serves for at least six months, following the date of grant.  In addition, every director upon first joining our board receives 150,000 stock options that vest immediately and are exercisable for five years at a price equal to the last reported trading price of our common stock on that day.

During the fiscal year ended December 31, 2007, we also granted to one of our directors, Mr. Jay Coleman, a three-year option to purchase 75,000 shares of our common stock at an exercise price of $0.11 per share for his efforts in obtaining a contract for us.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2007 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jay Coleman	0	0	$6,944		$6,944
Robert Fireman	0	0	$2,529		$2,529
Bernard Stolar	0	0	$2,529		$2,529

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the named director in fiscal year 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

Employment Agreements

On September 4, 2007, our board approved entry into an employment agreement with our president, Thom Kidrin.  The agreement, dated as of September 1, 2007, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on January 1 of each year; a monthly car allowance of $1,000; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 15 million shares of our common stock at an exercise price of  $0.05 per share, of which one-third vested on September 4, 2007, one-third vest on August 31, 2008 and the balance vest on August 31, 2009; a death benefit equal to one year of the then base salary and a disability benefit equal to two years of the then base salary; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

Stock Option Plan

On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which we intend to present to our shareholders for their approval at our next annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.  To date, 15,775,000 options have been issued under the plan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Jay Coleman, one of our directors, received 75,000 stock options exercisable for 3 years at a price of $0.11 per share, which was the closing price of our common stock on the date of grant, as compensation for his efforts in obtaining a contract for us to provide services to an unaffiliated 3rd party.

ITEM 13. EXHIBITS.

3.1             Certificate of Incorporation (a)
3.1.1          Certificate of Amendment of the Certificate of Incorporation (b)
3.2             By-Laws - Restated as Amended (c)
4.1             2007 Stock Option Plan (d)
10.1           Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)
14.1.          Code of Ethics **
31.1.          Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **
31.2.          Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer **
32.1.          Section 1350 Certifications of Chief Executive Officer **
32.2.          Section 1350 Certifications of Chief Financial Officer **

(a)	Filed previously as an exhibit to Registrant's Registration Statement No. 2-31876, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-10838), and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

** Filed herewith

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2007 and 2006. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Bongiovanni		Bongiovanni

Audit Fees (1)	$10,000	(3)	$15,100	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	$7,000		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$17,000		$15,100

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

(3)
The amounts shown for Bongiovanni in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2007.

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

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2008                                                                            WORLDS.COM, INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                            President, Chief Executive Officer                          April 2, 2008
Thomas Kidrin                                 and Director

/s/ Christopher J. Ryan                     Vice President - Finance and                                  April 2, 2008
Christopher J. Ryan                          Principal Accounting and
                                                       Financial Officer
/s/ Bernard Stolar                             Director                                                                April 2, 2008
Bernard Stolar

/s/ Jay Coleman                                Director                                                                April 2, 2008
Jay Coleman

/s/ Robert Fireman                            Director                                                                April 2, 2008
Robert Fireman