Form 10QSB/A
period 2007-06-30
WORLDS COM INC
filed 2008-04-11
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheet as of June 30, 2007	3
Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006	4
Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheet (Unaudited) As of June 30, 2007
Current Assets
Cash and cash equivalents	$3,145

Total Current Assets	3,145

TOTAL ASSETS	$3,145

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,297,718
Deferred Revenue	631,950
Current maturities of notes payable	1,855,171

Total Current Liabilities	4,930,543

Stockholders (Deficit)

Common stock	33,824
Additional Paid in Capital	20,146,723
Accumulated Deficit	(25,107,945)

Total stockholders deficit	(4,927,398)

Total Liabilities and stockholders deficit	$3,145
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and six months ended June 30, 2007 and 2006
	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Revenues
Revenue	$3,024	$-	$1,470	$-

Total Revenues	3,024	-	1,470	-

Cost and Expenses

Cost of Revenue	8,519	-	-	-
Selling General & Administrative	6,901	1,389	1,723	611

Operating (loss)	(12,396)	(1,389)	(253)	(611)

Other Expense

Interest Expense	76,922	76,922	38,461	38,461

Net Loss	$(89,318)	$(78,311)	$(38,714)	$(39,072)
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the six months ended June 30, 2007 and 2006
	2007	2006

Cash flows from operating activities
Net (loss)	$(89,318)	$(78,311)
Adjustments to reconcile net loss to net cash provided by
operating activities

Accounts payable and accrued expenses	90,422	78,922
		2,000

Net cash provided by operating activities	1,104	611

Net increase in cash	1,104	611

Cash beginning of period	2,041	3,373

Cash end of period	$3,145	$3,984

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	-	-
Income taxes	-	-
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

NOTE 2 - GOING CONCERN

Since mid 2001 the Company has had to significantly reduce operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Over the last six years, the Company has not had sufficient revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to permanently cease operations.

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

Starting in mid 2001 we were not able to generate enough revenue to sustain full operations and other sources of capital were not available. Since that time we have had to reduce our operations in order to remain alive.

Revenues

We generated very little or no revenue during the quarter as we have significantly reduced operations since mid 2001.  The revenue that was earned during the quarter was generated through sales of VIP subscriptions to our Worlds Ultimate 3-D Chat service.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2007 and 2006 were $1,470 and $0, respectively.  Management believes that this increase was due to the sale of a limited number of VIP memberships during 2007 but that the amount of business from dramatically reduced operations is inconsequential.

Three months ended June 30, 2007 Compared to three months ended June 30, 2006

Revenue increased by $1,470, to $1,470 for the three months ended June 30, 2007 from $0 in the prior year.  The business was able to successfully sell VIP subscriptions during 2007 but the Company is still running in a severely diminished mode due to the lack of liquidity.  We expect reduced operating results until such time that we can raise additional capital to provide the resources required that would enable us to generate sales.

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

Revenue increased by $3,024, to $3,024 for the six months ended June 30, 2007 from $0 in the prior year.  During this period in 2007 we were able to sell additional  VIP subscriptions but the Company is still running in a severely diminished mode due to the lack of liquidity and may have to cease operations.  We expect minimal operating results until such time that we can raise additional capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the six months ended June 30, 2007 and 2006 are primarily comprised of (1) cost of goods sold - 55% and 0%, respectively, and (2) selling general and administrative expenses - 45% and 100%, respectively.  Cost of sales increased $8,519, to $8,519 for the six months ended June 30, 2007, from $0 in the six months ended June 30, 2006.  Reason for this increase was that we engaged in increased sales of VIP subscriptions in the six months ended June 30, 2007.

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

During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required  to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. This conclusion notwithstanding, you are advised that no system is 100% foolproof.

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