Form 10QSB/A
period 2007-09-30
WORLDS COM INC
filed 2008-04-11
CIK 1961

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

(617) 725-8900
 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of September 30, 2007, 44,830,393 shares of the Issuer’s Common Stock were outstanding.

As of March 4, 2008, 49,830,393 shares of the Issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheet as of September 30, 2007	3
Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
Notes to Financial Statements	6-9

Worlds.com, Inc. Balance Sheet (Unaudited) As of September 30, 2007
Current Assets
Cash and cash equivalents	$341,988

Total Current Assets	341,988

TOTAL ASSETS	341,988

Current Liabilities
Accounts payable	1,145,704
Accrued expenses	1,336,179
Deferred Revenue	631,950
Current maturities of notes payable	1,855,171

Total Current Liabilities	4,969,004

Stockholders (Deficit)

Common stock (Par value $.001, 65,000,000 shares authorized)	44,824
Additional Paid in Capital	20,475,915
Accumulated Deficit	(25,147,755)

Total stockholders deficit	$(4,627,016)

Total Liabilities and stockholders deficit	$341,988
The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Operations (Unaudited) For the three and nine months ended September 30, 2007 and 2006
		Nine months ended September 30,		Three months ended September 30,
		2007	2006	2007	2006

Revenues
	Revenue	$3,980	$730	$956	$730

Total		3,980	730	956	730

Cost and Expenses

	Cost of Revenue	8,519	560	-	-
	Selling General & Administrative	9,207	2,399	2,306	1,570

	Operating (loss)	(13,746)	(2,229)	(1,350)	(840)

Other Expense

	Interest Expense	115,383	115,383	38,461	38,461

Net Loss		$(129,129)	$(117,612)	$(39,811)	$(39,301)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc. Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2007 and 2006
	2007	2006

Cash flows from operating activities
Net /(loss)	$(129,129)	$(117,612)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities

accounts payable and accrued expenses	94,076	118,383

Net cash provided by (used in) operating activities	(5,053)	771

Cash flows from financing activities
Proceeds from sale of common stock	375,000	-

Net cash provided from Financing activities	375,000	-

Net increase in cash	339,947	771

Cash beginning of period	2,041	3,373

Cash end of period	$341,988	$4,144

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	-	-
Income taxes	-	-
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

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007

NOTE 2 - GOING CONCERN

Since mid 2001 the Company has had to significantly reduce operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has not had sufficient revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to permanently cease operations.

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

NOTE 5 – NOTES PAYABLE

Short-term debt at September 30, 2007 consists of the following:

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

During 2003, a law firm obtained a judgment against the company for unpaid legal fees and other debt in the aggregate amount of $182,075.24. A reserve of $122,598 has been recorded on the balance sheet for this liability.

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

Expenses

We classify our expenses into two broad groups:

o        cost of revenues; and

o        selling, general and administration.

Liquidity and Capital Resources

We have had to severely diminish our operations since mid 2001 due to a lack of liquidity.  However, during the intervening years, our president has kept the Company alive and looking for financing and/or business opportunities. With the growing popularity of 3D websites and the growth in high bandwidth availability, these efforts began to show returns and people started looking at our patent porfolio and our existing Worlds. As a resoult, during the quarter we became more active by appointing new independent directors, commencing a modest financing, used the funds from the financing to begin upgrading our technology and entered into negotiations to construct new Worlds. We continue to pursue additional sources of capital.  We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  If we cannot start to generate sufficient revenues, we may need to reduce our level of operations once again for an indefinite period of time.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 Compared to three months ended September 30, 2006

Revenue increased by $226, to $956 for the three months ended September 30, 2007 from $730 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.  We expect operating results to increase at such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

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

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenue increased by $3,250, to $3,980 for the nine months ended September 30, 2007 from $730 in the prior year. Our business is slowly awakening after years of operating  in a diminished mode due to the lack of liquidity.  We expect minimal operating results until such time, if ever,  that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the nine months ended September 30, 2007 and 2006 are primarily comprised of (1) cost of goods sold - 48% and 19%, respectively, and (2) selling general and administrative expenses - 52% and 81%, respectively.  Cost of sales basis increased $7,959 to $8,519 for the nine months ended September 30, 2007, from $560 in the nine months ended September 30, 2006.  The reason for this increase is that the company sold new VIP subscriptions its 3D world and this is the cost for supporting that world in the nine months ended September 30, 2007.

Selling general and administrative expenses increased by approximately $6,808, from $2,399 to approximately $9,207 for the nine months ended September 30, 2006 and 2007, respectively.  The balances are so low that any change is irrelevant to the operations of the Company.

Other expenses include interest expense of $115,383 directly attributable to the notes payable in the nine months ended September 30, 2007.  Interest expense in the nine months ended September 30, 2006 was also $115,383.

As a result of the foregoing we incurred a net loss of $129,129 for the nine months ended September 30, 2007 compared to a loss of $117,612 in the nine months ended September 30, 2006.

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

We have had to diminish our operations due to a lack of liquidity. During the quarter we were able to find a small source of additional capital and we raised $375,000 followed by another $175,000 in the 4th quarter. To be able to fully implement our business plan we require additional financing but we have no current arrangements with respect to additional financing and there can be no assurance that any such financing would become available.  However, we believe that the funds from our current financing will be sufficient to upgrade our technology which we expect will lead to additional revenues in 2008.  There can be no assurance that any such new business would be generated in the future.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter we also authorized the issuance of 5 million shares of our common stock to our president, Thom Kidrin, in settlement of over $250,000 of salary and debt. The authorization of the stock was at the same valuation as in the financing described below and was approved by our independent directors. This issuance was also exempt under Section 4(2) for the reasons detailed below.

During the quarter we sold 7,500,000 shares of common stock at a price of $0.05 per share (a premium to the market price of $0.03 at the commencement of the offering) for total aggregate proceeds of $375,000. No underwriters were utilized in the placement nor were any commissions paid. The offer sale and issuance of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended in much as: all of the investors were "accredited" as defined in Rule 501 of Regulation D promulgated under such Section 4(2); the investors took their shares for investment purposes without a view to distribution; the investors had access to information concerning the Company and its business prospects; there was no advertising or general solicitation involved in the sale of the shares; no commissions were paid; and the securities carry standard restrictive legends.

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