Form 10QSB
period 2008-03-31
WORLDS COM INC
filed 2008-05-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File number 0-24115

WORLDS.COM INC.

(not affiliated with Worldcom, Inc.)

(Exact name of registrant as specified in its charter)

New Jersey 22-1848316 ------------------------------- ----------------------- (State or other jurisdiction of (I.R.S. Employer ID No.) incorporation or organization)

11 Royal Road
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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                            Accelerated filer [ ]

Non-accelerated filer [ ]                                                                            Smaller Reporting Company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 10, 2008, 50,642,157 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2008	3
Condensed Statements of Operations for the three months ended March 31, 2008 and 2007	4
Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5
Notes to Condensed Financial Statements	6 to 7

Worlds.,com, Inc. Balance Sheets (Unaudited) As of March 31, 2008
2008

Current Assets
Cash and cash equivalents	$192,374

Total Current Assets	192,374

Property, equipment software dev net of
accumulated depreciation	10,109

TOTAL ASSETS	$202,483

Current Liabilities
Accounts payable	70,390
Accrued expenses	40,000
Deferred Revenue	631,950

Total Current Liabilities	742,340

Stockholders Equity (Deficit)

Common stock	50,540
Additional Paid in Capital	21,263,052
Accumulated Deficit	(21,853,450)

Total stockholders deficit	$(539,857)

Total Liabilities and stockholders deficit	$202,483

Worlds.com, Inc. Statements of Operations (Unaudited) For the three months ended March 31, 2008 and 2007
	2008	2007

Revenues
Revenue	$91,099	$1,554

Total	91,099	1,554

Cost and Expenses

Cost of Revenue	89,548	8,519
Selling General & Admin	109,505	5,178

Operating loss	(107,955)	(12,143)

Other Income (Expense)
Interest Income	-
Interest Expense		(38,461)
Debt forgiven	1,210,763	-

Net Income	$1,102,809	$(50,604)

Worlds.com, Inc. Statements of Cash Flows For the three months ended March 31, 2008 and 2007
	2008	2007

Cash flows from operating activities
Net Income/(loss)	$1,102,809	$(50,604)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort	781	-
Deferred costs	55,695	-

Prepaid expenses and other current assets	9,860	-

accounts payable and accrued expenses	(609,315)	44,461
Loan	(759,872)	7,500

Net cash used in operating activities	(200,042)	1,357

Cash flows from investing activities
Acquisition of property and equipment	(1,516)

Net cash used in investing activities	(1,516)	-

Cash flows from financing activities

Conversion of debt to equity	122,598	-

Net cash provided from investing activities	122,598	-

Net increase(decrease) in cash	(78,960)	1,357

Cash beginning of period	271,334	2,041

Cash end of period	$192,374	$3,398

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three Months Ended March 31, 2008
(Unaudited)

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has not always had significant  revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations in recent years and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company has been operating at a significantly reduced capacity in recent years with no full time employees performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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
Property and Equipment

Net property and equipment owned by the Company as of March 31, 2008 total $10,109.

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

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three Months Ended March 31, 2008
(Unaudited)

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

Notes Payable

The Company has no long term or short term notes outstanding at March 31, 2008.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2008 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2003 a law firm obtained a judgment against the Company for unpaid legal fees and other debt in the aggregate amount of $182,075.24. During the quarter the Company and the vendor settled the dispute by issuing common stock in settlement of the debt.

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

NOTE 2 - GOING CONCERN

From mid-2001 through most of 2007, the Company has had to significantly curtail and at times cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had periods where it had only minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

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

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this form 10-Q and in future filings by the Company with the Commission, the words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Overview

General

Worlds.com  is a leading 3D entertainment portal which leverages its  proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

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

Starting in mid-2001 we were not able to generate enough revenue to sustain full operations and other sources of capital were not available. As a result, we have had to significantly curtail our operations since that time and at times halt them all together.

Revenues

We generated  significantly increased revenue during the quarter as we have  begun ramping up operations which have been in quasi hibernation since mid-2001.  The revenue that was generated was generated in the following manner:

•	VIP subscriptions to our Worlds Ultimate 3-D Chat service; and
•	Software development to provide and pilot a Demo site for a 3-D world.

Expenses

We classify our expenses into two broad groups:

  cost of revenues; and
  selling, general and administration.
During the quarter, our operations  became more active so our expenses increased.

Liquidity and Capital Resources

We have had to severely diminish our operations from mid-since 2001 until the last half of 2007 due to a lack of liquidity.  We were able to issue equity in the last year and raise capital that will help us to be better positioned to compete for new business.  We continue to pursue additional sources of capital.  We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  If we cannot start to generate sufficient revenues, we may need to halt operations.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2008 and 2007 were $91,099 and $1,554, respectively.  Management believes that this increase was due to the software development project in 2008 to provide a demo 3-D world for a client.   While this amount of business from  operations is still relatively inconsequential, we believe it is indicative of our recent awakening and return to active operations.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenue increased by $89,545, to $91,099 for the three months ended March 31, 2008 from $1,554 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity during the comparable quarter in 2007.  We expect  increased though not necessarily sufficient operating results until such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended March 31, 2008 and 2007 are primarily comprised of (1) cost of goods sold: 45% and 62%, respectively, and (2) selling general and administrative expenses: 55% and 38%, respectively.  Cost of sales on a consolidated basis increased $81,029 to $89,548 for the three months ended March 31, 2008, from $8,519 in the three months ended March 31, 2007, reflecting the increased business activities following the financing in 2007 and the software development project in 2008.

Selling general and administrative expenses increased by approximately $104,327, from $5,178 to approximately $109,505 for the three months ended March 31, 2007 and 2008, respectively.  The balances increased due to our operations increasing thereby resulting in increased payroll, increased contract labor and increased legal and accounting services.

Extraordinary gains of $1,210,763 and $0 were recorded in the three months ended 2008 and 2007, respectively. This pertained to debt that was legally extinguished due to expiration of the statute of limitations for such debts under state laws.

As a result of the foregoing we had net income of $1,102,809 for the three months ended March 31, 2008 compared to a loss of $50,604 in the three months ended March 31, 2007 although as disclosed above the gain resulted from non-operational bookkeeping entries from the extinguishment of debt.

Liquidity and Capital Resources

Our financial and liquidity position improved as exhibited by our cash and cash equivalents of $192,374 at March 31, 2008.  At March 31, 2007, cash and cash equivalents was $3,398.  This increase of $188,976 was the result of equity financing in the second half of 2007.  There were capital expenditures of $1,516 in the three months ended March 31, 2008 compared to $0 for 2007.

Historically, our primary cash requirements have been to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity from mid-2001 through most of 2007.  We were able to find a small source of additional capital in 2007.  We have no current arrangements with respect to additional financing and there can be no assurance that any such financing would become available.  The additional capital that we did secure enabled us to bid on new business.  There can be no assurance that any such new business would be sold in the future.

Item 3. Controls And Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our  Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting
During the 2008 first quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In Graubard Miller f/k/a Graubard Mollen Miller v. Worlds Inc. (our former name) in the United States District Court, Southern District of New York, the court granted summary judgment against us in the aggregate amount of $182,075.24 for unpaid legal fees and expenses and an unpaid note. $122,598 was reserved on our balance sheet for this judgement.  However we settled this judgement in the first quarter of 2008 through the issuance of 400,000 shares of common stock.

Item 1A. Risk Factors

Limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

On December 31, 2007, the Company had 5,411,764 shares of common stock that were subscribed but not yet issued.  The Company issued those shares of common stock during the quarter.  Also during the quarter, the Company settled it’s lawsuit with Graubard Miller f/k/a Graubard Mollen Miller.  The settlement was for 400,000 shares of stock.

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

Date: May 10, 2008

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