Form 10-Q
period 2008-06-30
Worlds.com, Inc.
filed 2008-08-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2008

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
 (Registrant  telephone number)

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

As of August 8, 2008, 50,642,157 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc. Condensed Balance Sheets as of June 30, 2008 and December 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
Current Assets
Cash and cash equivalents	51,649	271,334
Deferred costs	-	55,695

Prepaid Expense	1,476	9,860

Total Current Assets	53,125	336,889

Property, equipment software dev net of
accumulated depreciation	10,843	9,375

TOTAL ASSETS	63,968	346,263

Current Liabilities
Accounts payable	70,390	180,813
Accrued expenses	245,000	525,484
Deferred Revenue	631,950	631,950
Current maturities of notes payable		773,279

Total Current Liabilities	947,340	2,111,526

Stockholders Equity (Deficit)
Common stock subscribed	-	5,411
Common stock	50,540	44,824
Additional Paid in Capital	21,263,052	21,140,760
Accumulated Deficit	(22,196,966)	(22,956,259)

Total stockholders deficit	(883,373)	(1,765,264)

Total Liabilities and stockholders deficit	63,968	346,263

Worlds.com Inc.
Condensed Statement of Operations
(Unaudited)
For the three and six months ended June 30, 2008 and 2007

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenues
Revenue	$91,876	$3,024	$777	$1,470

Total revenues	91,876	3,024	777	1,470

Cost and Expenses

Cost of Revenue	120,319	8,519	30,771	-
Selling G&A	218,026	6,901	108,521	1,723

Operating (Loss)	(246,469)	(12,396)	(138,515)	(253)

Other Income (Expense)

Interest Expense	-	76,922	-	38,461
Debt Forgiven	1,005,763	-	-	-

Net Loss	$759,294	$(89,318)	$(138,515)	$(38,714)

Worlds.com Inc.
Condensed Statement of Cash Flows
(Unaudited)
For the six months ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net Income/(Loss)	$759,294	$(89,318)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities
Dep & amort	1,562	-
Deferred costs	55,695	-

Prepaid expenses and other current assets	8,384	-

Accounts payable and accrued expenses	(404,315)	90,422
Loan	(759,872)

Net cash provided from / (used) in operating activities	(339,252)	1,104

Cash flows from investing activities
Acquisition of property and equipment	(3,031)	-

Net cash used in investing activities	(3,031)	-

Cash flows from financing activities

Conversion of debt to equity	122,598	-

Net cash provided from financing activities	122,598	-

Net increase/(decrease) in cash	(219,685)	1,104

Cash beginning of period	271,334	2,041

Cash end of period	$51,649	$3,145

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2008
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

Worlds.com Inc. (the "Company") designs and develops software content and related technologies for the creation of interactive, three-dimensional ("3D") Internet sites on the World Wide Web. Using in-house patented and proprietary technology the Company creates its own Internet sites, as well as sites available through third party on-line service providers.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of us as a going concern. We have always been considered a developmental stage business, have incurred significant losses since our inception and have not always had significant revenues from operations. We will require substantial additional funds for development and marketing of our products. There can be no assurance that we will be able to obtain the substantial additional capital resources necessary to pursue our business plan or that any assumptions relating to our business plan will prove to be accurate. We have not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on us, including requiring us to severely diminish operations in recent years and at times halting them entirely. These factors raise substantial doubt about our ability to continue as a going concern. We have been operating at a significantly reduced capacity in recent years with no full time employees and performing primarily consulting services and licensing software using consultants to perform any work that may be required.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid money market instruments which have original maturities of three months or less at the time of purchase.

Property and Equipment

Net property and equipment owned by us as of June 30, 2008 total $10,843.

Income Recognition

We have the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on our behalf or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.

Deferred revenue represents cash payments received in advance to be recorded as licensing revenue as earned.

Income Taxes

We use the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax bases of assets, liabilities and net operating loss carry forwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Notes Payable

We have no long term or short term notes outstanding at June 30, 2008.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by us.

Commitments and Contingencies

During 2000, we were involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against us was rendered for approximately $205,000. As of June 30, 2008, we recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2003, a law firm obtained a judgment against us for unpaid legal fees and other debt in the aggregate amount of $182,075. During the first quarter of 2008 we settled the dispute by issuing common stock in settlement of the debt.

Impairment of Long Lived Assets

We review the carrying value of long-lived assets to determine if circumstances exist indicating whether there has been any impairment of the carrying value of property and equipment or whether the depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. As of the date of the financial statements, we have no long lived assets.

NOTE 2 - GOING CONCERN

From mid-2001 through most of 2007, we had to significantly curtail and at times cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Since its inception, we had periods wherewe had only minimal revenues from operations. There can be no assurance that we will be able to obtain the substantial additional capital resources necessary to pursue our business plan or that any assumptions relating to our business plan will prove to be accurate. We are pursuing sources of additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on us, including possibly requiring us to reduce and/or cease operations.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency  fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce. Additional risk factors pertaining to our business and the value of our stock is contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and is available for review at no charge at www.sec.gov.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2008 and 2007 were $777 and $1,470, respectively. Our net revenues for each of the six months ended June 30, 2008 and 2007 were $91,876 and $3,024, respectively. Management believes that this increase was due to the software development project in 2008 to provide a demo 3-D world for a client. While this amount of business from operations is still relatively inconsequential, we believe it is indicative of our recent awakening and return to active operations.

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

Revenue decreased by $693, to $777 for the three months ended June 30, 2008 from $1,470 in the prior year. Revenue increased by $88,852 to $91,876 for the six months ended June 30, 2008 from $3,024 in the prior year. The business has been running in a severely diminished mode due to the lack of liquidity during the comparable quarters in 2007. We expect  increased, though not necessarily sufficient, operating results until such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate significant sales.

Our cost of revenues during the three months ended June 30, 2008 and 2007 are primarily comprised of (1) cost of goods sold: greater than 100% and -0-%, respectively, and (2) selling general and administrative expenses: greater than 100% and greater than 100%, respectively. Cost of sales on a consolidated basis increased $30,771 to $30,771 for the three months ended June 30, 2008, from $-0- in the three months ended March 31, 2007, reflecting the increased business activities following the financing in 2007 and the software development project in 2008.

Our cost of revenues during the six months ended June 30, 2008 and 2007 are primarily comprised of (1) cost of goods sold: greater than 100% and greater than 100%, respectively, and (2) selling general and administrative expenses: greater than 100% and greater than 100%, respectively. Cost of sales on a consolidated basis increased $111,800 to $120,319 for the six months ended June 30, 2008, from $8,519 in the six months ended June 30, 2007, reflecting the increased business activities following the financing in 2007 and the software development project in 2008.

Selling general and administrative expenses increased by $106,798, from $1,723 to $108,521 for the three months ended June 30, 2007 and 2008, respectively. Selling general and administrative expenses increased by $211,125, from $6,901 to $218,026 for the six months ended June 30, 2007 and 2008, respectively. The balances increased due to our operations increasing thereby resulting in increased payroll, increased contract labor and increased legal and accounting services.

Extraordinary gains of $1,005,763 and $-0- were recorded in the six months ended 2008 and 2007, respectively. This activity occurred only in the first quarter of 2008 and pertained to debt that was legally extinguished due to expiration of the statute of limitations for such debts under state laws.

As a result of the foregoing we had a net (loss) of $(138,515) for the three months ended June 30, 2008 compared to a (loss) of $(38,714) in the three months ended June 30, 2007 although as disclosed above the gain resulted from non-operational bookkeeping entries from the extinguishment of debt.

 We had net income of $759,294 for the six months ended June 30, 2008 compared to a loss of $(89,318) in the three months ended June 30, 2007.

Liquidity and Capital Resources

Our financial and liquidity position improved as exhibited by our cash and cash equivalents of $51,649 at June 30, 2008. At June 30, 2007, cash and cash equivalents was $3,145. This increase of $48,504 was the result of equity financing in the second half of 2007. There were capital expenditures of $3,031 in the six months ended June 30, 2008 compared to $0 for 2007.

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

Item 3. Controls And Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2008, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2008

WORLDS.COM INC.

/s/ Thomas Kidrin By: Thomas Kidrin President, CEO and Treasurer /s/ Christopher Ryan By: Christopher Ryan Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.