Form 10-Q
period 2008-09-30
Worlds.com, Inc.
filed 2008-11-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

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
         State or other Jurisdiction of                                                                                            I.R.S. Employer ID. No
                                    Incorporation or Organization

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
As of November 14, 2008, 52,387,749 shares of the Issuer's Common Stock were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIALS

INDEX TO WORLDS.COM INC. CONSOLIDATED FINANCIAL STATEMENTS

WORLDS.COM INC.                                                                                                                                   PAGE

Consolidated Balance Sheet                                                                                                                                4

Consolidated Statement of Operations                                                                                                                  5

Consolidated Statement of Cash Flows                                                                                                                 6

Notes to Consolidated Financial Statements                                                                                                          7

WORLDS.COM INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008 (UNAUDITED)

Cash and cash equivalents	110,595
Certificate of Deposit	250,000

Prepaid Expense	1,476

Total Current Assets	362,071

Property, equipment software dev net of
accumulated depreciation	10,062

TOTAL ASSETS	372,133

Current Liabilities
Accounts payable	108,590
Accrued expenses	245,000
Deferred Revenue	631,950

Total Current Liabilities	985,540

Stockholders Equity (Deficit)

Common stock	50,540
Common stock Subscribed but not yet issues	481,000
Additional Paid in Capital	21,263,052
Accumulated Deficit	(22,408,000)

Total stockholders deficit	(613,408)

Total Liabilities and stockholders deficit	372,133

The accompanying notes are an integral part of these financial statements.

WORLDS.COM INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007 (UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Revenues
Revenue	$92,141	$3,980	$266	$956

Total Revenues	92,141	3,980	266	956

Cost and Expenses

Cost of Revenue	136,209	8,519	15,889
Selling G&A	393,437	9,207	175,411	2,306

Operating (Loss)	(437,504)	(13,746)	(191,034)	(1,350)

Other Income (Expense)

Interest Expense		115,383		38,461
Financing Expense	20,000		20,000
Debt Forgiven	1,005,763

Net Loss	$548,259	$(129,129)	$(211,034)	$(39,811)

The accompanying notes are an integral part of these financial statements.

WORLDS.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Cash flows from operating activities

Net Income/(loss)	548,259
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort	2,344
Deferred costs	55,695

Prepaid expenses and other current assets	8,384

Accounts payable and accrued expenses	(366,115)
Loan	(759,872)

Net cash used in operating activities	(511,305)

Cash flows from investing activities
Acquisition of property and equipment	(3,031)

Net cash used in investing activities	(3,031)

Cash flows from financing activities
Conversion of debt to equity	122,598
Common stock subscribed but not yet issued	481,000
Net cash provided from investing activities	603,598

Net increase(decrease) in cash	89,261

Cash beginning of period	271,334

Cash end of period	360,595

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-
Income taxes	-

The accompanying notes are an integral part of these financial statements.

WORLDS.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

Property and Equipment

Net property and equipment owned by the Company as of September 30, 2008 total $10,062.

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

Notes Payable

The Company has no long term or short term notes outstanding at September 30, 2008.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2008 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 3 – DEFEREED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, three-dimensional ("3D") entertainment portal on the internet.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency  fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce. Additional risk factors pertaining to our business and the value of our stock is contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and is available for review at no charge at www.sec.gov.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2008 and 2007 were $266 and $956, respectively.  Management believes that the revenue was from VIP subscriptions.   This decrease and the amount of business from operations are still relatively inconsequential.

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenue decreased by $690, to $266 for the three months ended September 30, 2008 from $956 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity during the comparable quarter in 2007.  We expect  increased though not necessarily sufficient operating results until such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended September 30, 2008 and 2007 are primarily comprised of (1) cost of goods sold: 8% and 0%, respectively, and (2) selling general and administrative expenses: 92% and 100%, respectively.  Cost of sales on a consolidated basis increased $15,889 to $15,889 for the three months ended September 30, 2008, from $0 in the three months ended September 30, 2007, reflecting the increased business activities following the financing in late 2007 and the software development project in 2008.

Selling general and administrative expenses increased by approximately $173,105, from $2,306 to approximately $175,411 for the three months ended September 30, 2007 and 2008, respectively.  The balances increased due to our operations increasing thereby resulting in increased payroll, increased contract labor and increased legal and accounting services.

As a result of the foregoing we had a net loss of $211,034 for the three months ended September 30, 2008 compared to a loss of $39,811 in the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenue increased by $88,161 to $92,141 for the nine months ended September 30, 2008 from $3,980 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity during the comparable quarter in 2007.  We expect  increased though not necessarily sufficient operating results until such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the nine months ended September 30, 2008 and 2007 are primarily comprised of (1) cost of goods sold: 26% and 48%, respectively, and (2) selling general and administrative expenses: 74% and 52%, respectively.  Cost of sales on a consolidated basis increased $127,690 to $136,209 for the nine months ended September 30, 2008, from $8,519 in the nine months ended September 30, 2007, reflecting the increased business activities following the financing in 2007 and the software development project in 2008.

Selling general and administrative expenses increased by approximately $384,230, from $9,207 to approximately $393,437 for the nine months ended September 30, 2007 and 2008, respectively.  The balances increased due to our operations increasing thereby resulting in increased payroll, increased contract labor and increased legal and accounting services.

Extraordinary gains of $1,005,763 and $0 were recorded in the nine months ended 2008 and 2007, respectively. This pertained to debt that was legally extinguished due to expiration of the statute of limitations for such debts under state laws.

As a result of the foregoing we had net income of $548,259 for the nine months ended September 30, 2008 compared to a loss of $129,129 in the nine months ended September 30, 2007 although as disclosed above the gain resulted from non-operational bookkeeping entries from the extinguishment of debt.

Liquidity and Capital Resources

Our financial and liquidity position improved as exhibited by our cash and cash equivalents of $360,595 at September 30, 2008.  At September 30, 2007, cash and cash equivalents was $341,988.  This increase of $18,607 was the result of another equity financing in the second half of 2008.  There were capital expenditures of $3,031 in the nine months ended September 30, 2008 compared to $0 for 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our  Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting
During the 2008 third quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 1A. Risk Factors

    None.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2008

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