Form 10-Q/A
period 2008-03-31
Worlds.com, Inc.
filed 2008-12-04
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
AMENDMENT No. 1

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

Explanatory Note

The only changes in this amendment to quarterly report on Form 10-Q/A are to the certifications.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of March 31, 2008	F-2
Condensed Statements of Operations for the three months ended March 31, 2008 and 2007	F-3
Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007	F-4
Notes to Condensed Financial Statements	F-6 to F-19

Worlds.,com, Inc. Balance Sheets (Unaudited) As of March 31, 2008
2008

Current Assets
Cash and cash equivalents	$192,374

Total Current Assets	192,374

Property, equipment software dev net of
accumulated depreciation	10,109

TOTAL ASSETS	$202,483

Current Liabilities
Accounts payable	70,390
Accrued expenses	40,000
Deferred Revenue	631,950

Total Current Liabilities	742,340

Stockholders Equity (Deficit)

Common stock	50,540
Additional Paid in Capital	21,263,052
Accumulated Deficit	(21,853,450)

Total stockholders deficit	$(539,857)

Total Liabilities and stockholders deficit	$202,483

Worlds.com, Inc. Statements of Operations (Unaudited) For the three months ended March 31, 2008 and 2007
	2008	2007

Revenues
Revenue	$91,099	$1,554

Total	91,099	1,554

Cost and Expenses

Cost of Revenue	89,548	8,519
Selling General & Admin	109,505	5,178

Operating loss	(107,955)	(12,143)

Other Income (Expense)
Interest Income	-
Interest Expense		(38,461)
Debt forgiven	1,210,763	-

Net Income	$1,102,809	$(50,604)

Worlds.com, Inc. Statements of Cash Flows For the three months ended March 31, 2008 and 2007
	2008	2007

Cash flows from operating activities
Net Income/(loss)	$1,102,809	$(50,604)
Adjustments to reconcile net loss to net cash used
in operating activities
Dep & amort	781	-
Deferred costs	55,695	-

Prepaid expenses and other current assets	9,860	-

accounts payable and accrued expenses	(609,315)	44,461
Loan	(759,872)	7,500

Net cash used in operating activities	(200,042)	1,357

Cash flows from investing activities
Acquisition of property and equipment	(1,516)

Net cash used in investing activities	(1,516)	-

Cash flows from financing activities

Conversion of debt to equity	122,598	-

Net cash provided from investing activities	122,598	-

Net increase(decrease) in cash	(78,960)	1,357

Cash beginning of period	271,334	2,041

Cash end of period	$192,374	$3,398

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	-	-
Income taxes	-	-

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

Date: December 1, 2008

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