Form 10-Q/A
period 2008-06-30
Worlds.com, Inc.
filed 2008-12-04
CIK 1961

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

Explanaroty Note

The only changes in this amendment to quarterly report on Form 10-Q/A are to the certifications.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com, Inc. (Unaudited) Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	51,649	271,334
Deferred costs	-	55,695

Prepaid Expense	1,476	9,860

Total Current Assets	53,125	336,889

Property, equipment software dev net of
accumulated depreciation	10,843	9,375

TOTAL ASSETS	63,968	346,263

Current Liabilities
Accounts payable	70,390	180,813
Accrued expenses	245,000	525,484
Deferred Revenue	631,950	631,950
Current maturities of notes payable		773,279

Total Current Liabilities	947,340	2,111,526

Stockholders Equity (Deficit)
Common stock subscribed	-	5,411
Common stock	50,540	44,824
Additional Paid in Capital	21,263,052	21,140,760
Accumulated Deficit	(22,196,966)	(22,956,259)

Total stockholders deficit	(883,373)	(1,765,264)

Total Liabilities and stockholders deficit	63,968	346,263

Worlds.com, Inc.
Statement of Operations
(Unaudited)
For the three and six months ended June 30, 2008 and 2007

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenues
Revenue	$91,876	$3,024	$777	$1,470

Total revenues	91,876	3,024	777	1,470

Cost and Expenses

Cost of Revenue	120,319	8,519	30,771
Selling G&A	218,026	6,901	108,521	1,723

Operating (Loss)	(246,469)	(12,396)	(138,515)	(253)

Other Income (Expense)

Interest Expense		76,922		38,461
Debt Forgiven	1,005,763

Net Loss	$759,294	$(89,318)	$(138,515)	$(38,714)

Worlds.com, Inc.
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