Form 10-K
period 2008-12-31
Worlds.com, Inc.
filed 2009-04-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to

Commission File Number: 0-24115

WORLDS.COM INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-1848316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 Royal Road, Brookline, MA  02445
(Address of Principal Executive Offices)

(617) 725-8900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

 Large Accelerated Filer             Accelerated Filer
  Non-Accelerated Filer            ☒  Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of March 2, 2009 (a date within the past 60 days) was approximately $9,429,795.

At April 15, 2009, the issuer had outstanding 52,387,749 shares of par value $.001 Common Stock, of which 45,543,729 shares were held by non-affiliates.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe," and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

Recent developments

Worlds terminated all full time employees in June 2001 and ceased SEC reporting as a result of the internet market meltdown and an aborted financing the company had planned for September 2001.  Although essentially inactive since mid-2001, the company has continued to maintain its service since daily operations ceased as well as continued software development on an as needed basis and under contract licenses.

While the company has kept the service up there have been thousands of customer created worlds and Avatars developed using Worlds’ tools and hosted on the members’ PCs.

As a result of the renewed public interest in 3D sites during the second quarter of 2007, management began to explore the possibility of becoming more active operationally.  As detailed below, beginning during the third quarter of 2007 and continuing through 2008 we, among other things, expanded our Board, completed two small financings, began upgrading our technology and more actively sought business opportunities.

Over the past year we have completed the restructuring and restart of the Company’s operations. As a result, we are now current with our SEC periodic reporting obligations.  We also raised an additional $481,000 in 2008 through a private placement at a price of $0.30 per share.

Based upon our knowledge of the industry, we believe we hold the key patents in 3D online technology. During 2008 we entered into a contingency enforcement agreement for our patents with General Patent Corporation (GPC) and Lerner David Littenberg Krumholz & Mentlik LLP.

In December 2008, we filed a patent infringement suit against NC Soft of Korea, one of the largest online game companies worldwide. GPC continues to prosecute our patent portfolio and we were awarded a 3rd U.S. patent on March 6, 2009.

We upgraded our 3D platform making it competitive with, and even exceeding, current industry standards. We have retained a Bulgarian development team who are continuing to upgrade our new rendering engine for photo realistic 3D environments and avatars.  Finally, we have also developed a micro-economy system which is tied into a Visa debit card platform for online and off line usage.

During the last 12 months, we (i) developed a prototype 3D world for MTV; (ii) contracted and developed a demonstration world for theater circuit National Amusements; and (iii) developed and are preparing to launch a new world for Rock ‘n Roll Hall of Fame inductee – DMC. In addition, we are currently negotiating with a number of other top music performers to develop personalized worlds, although no assurance can be given that any of these negotiations or discussions will ever result in signed contracts.

Our Technology

There has been a tremendous amount of activity and press with respect to the 3D space on the Internet this past year supporting our belief that the timing is right for our strategy and it is our intention, as the pioneers in 3D, to position Worlds as a leading participant in this market.  For example:

The Gartner Group reports: 80% of Internet Users in Virtual Worlds by 2011

“The collaborative and community-related aspects of these environments will dominate in the future, and significant transaction-based commercial opportunities will be limited to niche areas, which have yet to be clearly identified,” said Steve Prentice, vice president and distinguished analyst at Gartner.

Fleishman Hillard

“While everyone was buzzing about Second Life, a lot was happening under the radar regarding avatars and virtual worlds. It's early still, but it is developing rapidly. If these applications continue to become easier to use and 3D content is further developed, the opportunity in this area will explode.”

We use our proprietary technology to produce three-dimensional portals and web sites for Worlds.com and third parties. We believe that our core technology delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. Our technology permits the development of virtual worlds which have broad applications. These applications include but are not limited to:

- a virtual meeting place (such as a fan club);

- a 3D e-commerce store (where merchandise can be viewed in 3D and purchased online); and

- a virtual classroom (where content can be viewed via video streaming and then discussed in real time).

Our core technology has substantial elements written in Sun Microsystem's programming language, Java, including WorldsBrowser and WorldsShaper, so we expect that it can be made portable across Windows and UNIX Platforms because of Java's platform independence.

Our core technology includes:

●
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

●
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

●	WorldsBrowser: WorldsBrowser is used to access the 3D environments. The browser is optimized for speed, delivering relatively fast frame rates per second in highly textured virtual 3D worlds.

●
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

●	Worlds Gamma Libraries: The Worlds Gamma Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors.

Worlds Ultimate 3D Chat

We operate a proprietary online 3D Internet chat site known as Worlds Ultimate 3D Chat, an interactive site employing our 3D technology. This site is targeted toward the music industry and fans. Our 3D technology enhances users' chat experiences by allowing users to see a representation of each other in the form of highly textured characters, known as avatars, and to explore a 3D environment together. Users have the option to create their own avatars or choose from pre-defined figures in our library. Users communicate with each other through text chat, as well as voice-to-voice chat and can move through the many virtual "worlds" of the 3D environment.

The user moves his or her avatar through these worlds using a mouse or keyboard arrow keys and can:

● engage other avatars in one-on-one text-based or real voice-to-voice discussions;

● enter theme-based chat rooms featuring group discussions on numerous music styles, specific recording artists and other topics;

● experience interactive advertising and promotions;

● access information on various recording artists, concert schedules and other music-related and non-music-related information;

● view new music videos by leading recording artists;

● listen to selections from newly released CDs by numerous recording artists;

● purchase music and recording artist-related merchandise online; and

● design their own unique avatar as a VIP subscriber.

We believe that the user base to the Worlds Ultimate 3D Chat site will develop into a valuable asset. Worlds Ultimate 3D Chat also contains an e-commerce component, which we believe is the first commercial real 3D virtual store online, selling music merchandise of various major recording artists.

In order to increase the number of potential subscribers to our 3D music sites, we offer a modified demo version of our Worlds Ultimate 3D Chat product as a free download. By reducing the price barrier, we hope to generate new members to our Chat service. The proliferation of Worlds Ultimate 3D Chat may also increase corporate brand identity that could translate into valuable consumer data and related advertising potential.  For a limited time, the free demo can be accessed by going to www.worlds.com and following instructions for a temporary log-in account.

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

●
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

●
Creating effective offline distribution partnerships with recording artists and their record companies. We are now actively seeking to enter into alliances with recording artists and their record companies

●
Creating Brand Identity for Worlds.com. Public awareness of our site and products is critical to our success. We are now actively seeking to build this awareness by entering into co-branding arrangements with other high-profile Internet companies and music and entertainment companies.

●	Creating Other Services Using Our Interactive 3D Technology.

●
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

Now that we have successfully completed our initial private placement, SEC compliance and is nearing completion of its technology upgrades, we are negotiating Joint Venture partnerships with brand leaders in seven primary strategic verticals which we believe have the potential to provide us with growth opportunities in each vertical for substantial revenue.

We have identified the following primary verticals which we are pursuing with current potential strategic partners and in which we are engaged in discussions with for world development and deployment:

-	Music/entertainment
-	Publishing
-	Web to Mobile interface
-	Hispanic language markets
-	Eastern Europe
-	Education – Distant learning
-	Health and rehabilitation

No assurance can be given that we will be successful in closing any deals or, even if we successfully close any deals, that we will see any revenues from such transactions.

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

In addition, certain companies have developed, and others may be expected to develop, technologies or products in related market segments which could compete with certain technologies or products we have and/or are developing. We expect that such companies, as well as other companies including established and newly formed companies, may attempt to develop products that will be in direct competition with ours. Many of our competitors have advantages over us, including:

●	longer operating histories and greater financial, technical, marketing and other resources;
●	a wider range of services and financial products;
●	greater name recognition and larger customer bases;
●	more extensive promotional activities; and
●	cooperative relationships among themselves and with third parties to enhance services and products.

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045 and 7,181,690 B1 for multi-server technology for 3D applications, which is Worlds' core technology.  We are now looking into the implications and breadth of the patent in order to maximize its benefits.  The description of the initial patent is as follows:

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

Employees

As of December 31, 2008, we had one full time employee, our president, Thomas Kidrin.

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

ITEM 1A. RISK FACTORS

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2008, we had only $166,535 in cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

We have been actively engaged in the commercial sale of our 3D Internet-based services for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and operations. We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

●o the failure to develop brand name recognition and reputation;

● the failure to achieve market acceptance of our services;

● a slow down in general consumer acceptance of the Internet as a vehicle for commerce; and

● an inability to grow and adapt our business and technology to evolving consumer demand.

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

We market and provide our services both in the United States and internationally. Servicing our foreign clients and marketing our services abroad requires the dedication of significant management and financial resources, which we currently do not have. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. Operating internationally subjects us to risks relating to the following areas:

● expenses associated with customizing products for foreign countries;

● political and economic instabilities;

● potentially adverse tax consequences and regulatory requirements;

● uncertainty of product acceptance by different cultures;

● dependence on local partners who may not be able to meet the needs of a growing international market;

● greater difficulty in accounts receivable collection and longer collection periods;

● difficulties and costs of staffing and managing foreign operations;

● unexpected changes in regulatory requirements related to the Internet; and

● limited or unfavorable intellectual property protection.

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

In addition to our patents, we rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also intend to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have never been involved as a defendant in any intellectual property litigation, we could become a party to litigation as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights.

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

The markets in which we operate are characterized by frequently changing customer demand and the introduction of new technologies. In order to be successful, we must be able to enhance our existing technology and products and develop and introduce new products and services to respond to changing market demand. The development and enhancement of services and products entails significant risks, including:

● the inability to effectively adapt new technologies to our business;

● the failure to conform our services and products to evolving industry standards;

● the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and

● the nonacceptance by the market of such new service and products.

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

While we currently have approximately 52,387,749 shares of common stock outstanding, we are authorized to issue up to 65,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company.

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

As of April 15, 2009, there are outstanding options to purchase an aggregate of approximately 15,887,500 shares of our common stock and more options will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

In Cosmo Communications v. Worlds Inc. (our former name) in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered in April 2001, is approximately $205,000, of which the full amount is accrued.  The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds.com is a successor company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Year Ended December 31, 2008:	High	Low
3/31/2008	$0.45	$0.15
6/30/2008	$0.45	$0.20
9/30/2008	$0.40	$0.16
12/31/2008	$0.27	$0.11

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.001	$0.001
6/30/2007	$0.004	$0.004
9/30/2007	$0.008	$0.008
12/31/2007	$0.020	$0.015

Holders

As of April 15, 2009, we had  610 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During 2008, we sold an additional 1,609,415 shares of our common stock at a price of $0.30 per share for approximately $481,000. For each 20 shares purchased, each investor also acquired one warrant to purchase an additional share of our common stock for 18 months at a price of $0.50 per share for an aggregate of 80,166 warrants.  No underwriters were utilized in the placement but a broker fee of $20,000 was paid.  The offer, sale and issuance of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended inasmuch as: all of the investors were “accredited” as defined in Rule 501 of Regulation D promulgated under such Section 4(2); the investors took their shares for investment purposes without a view to distribution; the investors had access to information concerning the Company and its business prospects; there was no advertising or general solicitation involved in the sale of the shares; no commissions were paid; and the securities that were issued contain standard restrictive legends.

During 2008 we also issued stock options to various persons, who are not directors, as follows:

350,000 exercisable at $0.30
212,500 exercisable at $0.35

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
2007 Stock Option Plan, not yet approved by stockholders	15,887,500		$0.063	8,812,500
Stock option grants approved by stockholders	0	$	N/A	-
Total	15,887,500		$0.063	8,812,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

When used in this form 10-K and in future filings by the Company with the Commission, The words or phrases such as "anticipate," "believe," "could," "would," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Expenses

We classify our expenses into two broad groups:

●	cost of revenues; and

●	selling, general and administration.

During the year, as more funds became available from our financing, we were able to increase operations and become more active operationally.

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  We were able to issue equity in the last two years and raise a small amount of capital that enabled us to begin upgrading our technology, develop new products and actively solicit additional business.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot start to generate sufficient revenues, we may need to scale back operations.

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2008 and 2007 were $92,549 and $5,269, respectively.  Management believes that this increase was due to a paid pilot but that the amount of business from reduced operations is inconsequential.

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenue increased by $87,280, to $92,549 for the year ended December 31, 2008 from $5,269 in the prior year.  Although this represents a significant increase, it is still reflective of the fact that the business is running in a limited mode due to the lack of available funds.

Cost of revenues increased by $143,820 to $201,132 in 2008 from $57,312 in 2007 reflecting the increased business activities following the paid pilot and the upgrades to the product as compared to 2007.

Selling general and administrative expenses decreased by $5,567 from $510,958 to $505,391 for the years ended December 31, 2007 and 2008, respectively.  The balances reflect a consistent activity level in these areas.

Other expenses include a financing fee of $20,000 in the year ended December 31, 2008.  Other expenses for the year ended December 31, 2007 include interest expense of $115,383 directly attributable to outstanding notes payable.  For 2008 there was no interest because the notes were either converted to equity or legally extinguished due to expiration of the statute of limitations for such debts under state laws.

Extraordinary gains of $1,005,763 and $2,740,751 were recorded in 2008 and 2007, respectively. These pertained to debt that was legally extinguished due to expiration of the statute of limitations for such debts under state laws.

As a result of the foregoing, we realized net income of $287,941 for the year ended December 31, 2008 compared to a gain of $2,062,367 in the year ended December 31, 2007, although as disclosed above the gain resulted from non-operational bookkeeping entries from the extinguishment of debt.  Excluding the gains attributable to the extinguishment of debt, we had a loss from operations of $717,822 in 2008 and $678,384 in 2007.

Liquidity and Capital Resources

At December 31, 2008, cash, cash equivalents, short-term marketable securities and marketable equity securities was $166,535 at December 31, 2008. We sold 1,609,415 shares of our common stock to raise approximately $481,000 during the year. At December 31, 2007, cash, cash equivalents, short-term marketable securities and equity securities was $271,334.  This decrease of $104,799 was the result of an increase in costs relating to a pilot and upgrading the functionality of our product.  There were capital expenditures of $9,375 in December of 2007.  No capital expenditures were made in 2008.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2008 and 2007 equity financings are being used to upgrade our existing technology, purchase hardware (capital expenditures), develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission to bring us “current” in our filings so we can attempt to qualify to have our stock quoted on the OTC Bulletin Board or listed on NASDAQ.  We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services.  No assurances can be given that we will be able to raise any additional funds.

As described above, we have commenced litigation to enforce our intellectual property rights under our patents.  If we are successful in the litigation, we expect to collect compensation for past infringement and license fees.  No assurance can be given that we will be successful in the litigation or that we will receive any funds as a result of the litigation.

Also as described above, we are currently negotiating with various musical artists and other entities to develop worlds for them.  While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS.

BONGIOVANNI & ASSOCIATES, PA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds.com Inc.

We have audited the accompanying balance sheet of Worlds.com Inc. (the “Company”) as of December 31, 2008 and 2007 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ending. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com Inc. (a New Jersey corporation) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
Cornelius, North Carolina
April 10, 2009

Worlds.com, Inc.
Balance Sheets
As of December 31, 2008 and 2007

	2008	2007

Current Assets
Cash and cash equivalents	$84	$271,334
Certificate of deposit	166,451	-
Deferred costs	-	55,695
Prepaid expenses	-	9,860

Total Current Assets	166,535	336,889

Property and equipment, net of accumulated depreciation	7,387	9,375

TOTAL ASSETS	$173,922	$346,264

Liabilities

Current Liabilities
Accounts payable	$19,300	$180,813
Accrued expenses	280,000	525,484
Deferred revenue	631,950	631,950
Current maturities notes payable	-	773,281
Total Current Liabilities	931,250	2,111,528

Stockholders' (Deficit)

Common stock (Par value $.001, authorized 65,000,000 shares, issued and outstanding 52,387,749 and 44,824,314 at December 31, 2008 and 2007, respectively)	52,387	44,824
Common stock subscribed but not yet issued (none and 5,411,764 common shares at December 31, 2008 and 2007, respectively)	-	5,411
Additional paid in capital	21,858,603	21,140,760
Accumulated deficit	(22,668,318)	(22,956,259)

Total stockholders' deficit	(757,328)	(1,765,264)

Total Liabilities and stockholders' deficit	$173,922	$346,264

See notes to audited financial statements and auditors' report

Worlds.com, Inc.
Statements of operations
For the years ended December 31, 2008 and 2007

	2008	2007

Revenues
Revenue	$92,549	$5,269

Total	92,549	5,269

Cost and Expenses

Cost of Revenue	201,132	57,312
Selling General & Administrative	590,690	510,958

Operating loss	(699,273)	(563,001)

Other Income/Expense
Interest Income	1,451	-
Interest Expense	-	(115,383)
Financing Fee	(20,000)	-
Gain on Debt Forgiveness	1,005,763	2,740,751

Net Income	$287,941	$2,062,367

See notes to audited financial statements and auditors' report

Worlds.com, Inc.
Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net income	$287,941	$2,062,367
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	3,504	-
Common stock issued for services rendered	31,098	-
Fair value of stock options issued	85,292	296,506
Forgiveness of notes payable	(650,683)	(904,447)
Deferred costs	55,695	(55,695)
Prepaid expenses and other current assets	9,860	(9,860)
Accounts payable and accrued expenses	(406,997)	(1,660,203)

Net cash used in operating activities	(584,291)	(271,332)

Cash flows from investing activities
Acquisition of property and equipment	(1,516)	(9,375)

Net cash used in investing activities	(1,516)	(9,375)

Cash flows from financing activities

Proceeds from sale of common stock	481,007	550,000
Net cash provided from investing activities	481,007	550,000

Net increase (decrease) in cash	(104,800)	269,293

Cash beginning of year	271,334	2,041

Cash end of year	$166,534	$271,334

Supplemental disclosure of cash flow information:

Cash paid during the year for
Interest	-	-
Income taxes	-	-

Non-cash financing activities:
Conversion of debt to equity	$122,598	$-

See notes to audited financial statements and auditors' report

Worlds.com, Inc.
Statement of Stockholders' Deficit
For the Years Ending December 31, 2008 and 2007

				Common	Common
				Shares	Stock		Total
			Additional	Subscriber	Subscriber	Accumulated	stockholders'
	Common stock		Paid-in	but not	but not	Deficit	equity
	Shares	Amount	capital	Issued	Issued		(deficit)

Balance, January 1, 2007	33,824,314	$33,824	$20,146,723	-	$-	$(25,018,626)	$(4,838,079)

Equity investment	11,000,000	11,000	539,000	-	-	-	550,000
Conversion of note payable	-	-	69,589	411,764	411	-	70,000
Conversion of officer loan payable	-	-	88,942	5,000,000	5,000	-	93,942
Issuance of options	-	-	296,506	-	-		296,506
Net Income for the year ended December 31, 2007	-	-	-	-	-	2,062,367	2,062,367

Balances, December 31, 2007	44,824,314	$44,824	$21,140,760	$5,411,764	$5,411	$(22,956,259)	$(1,765,264)

Issuance of common stock previously subscribed in prior year	411,764	411	-	(411,764)	(411)	-	-
Issuance of common stock previously subscribed in prior year	5,000,000	5,000	-	(5,000,000)	(5,000)	-	-
Conversion of debt to equity	400,000	400	122,198	-	-	-	122,598
Common stock issued for services rendered	142,256	142	30,956	-	-	-	31,098
Equity investment	1,609,415	1,610	479,397	-	-	-	481,007
Issuance of stock options at fair value	-	-	85,292	-	-		85,292
Net Income for the year ended December 31, 2008	-	-	-	-	-	287,941	287,941

Balances, December 31, 2008	52,387,749	$52,387	$21,858,603	-	-	$(22,668,318)	$(757,328)

See notes to audited financial statements and auditors' report

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

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

Revenue Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will be in the form of a receipt of a customers acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Extraordinary Item

The Company had accrued expenses on its books which during the year ended December 31, 2008 were legally extinguished pursuant to applicable statue of limitations. The amount was treated as an extraordinary item on the accompanying statements of income.

The Company had notes payables on its books in the amount of $759,871. During the year ended December 31, 2008 these notes payables were legally extinguished pursuant to applicable statues of limitations. The amount was treated as an extraordinary item extraordinary item on the accompanying statements of income.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2007 and 2008 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

During 2003, a law firm obtained a judgment against the Company for unpaid legal fees and other debt in the aggregate amount of $182,075. During 2008, the debt was converted into 400,000 shares of common stock.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The SEC has challenged our write-down of long-term debt in the amount of $1,005,763 in 2008 and $2,740,751 in 2007.  The result of the write-downs was to lower the liabilities on the Balance Sheet and increase Net Income on the Income Statement by said amounts. The Company believes that it has properly treated these entries since the applicable statute of limitations has passed with respect to these liabilities and it is highly improbable that the Company would have to pay them. For the above reason, the Company does not believe that the accompanying financial statements are materially inaccurate and the Balance Sheet presents an accurate picture of the Company’s liabilities.

Impairment of Long Lived Assets

The Company reviews the carrying value of long-lived assets to determine if circumstances exist indicating whether there has been any impairment of the carrying value of property and equipment or whether the depreciation periods should be modified.  Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.  The Company, as of the date of these financial statements, has no long lived assets.

NOTE 2 - GOING CONCERN

Since 2001, the Company has had to reduce operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only minimal revenues from operations over the last few years, has negative cash flows from operations, has a stockholders’ deficit, has a retained deficit, and negative working capital. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the years ended December 31, 2008 and 2007, the Company completed a private placement of 1,609,415 and 11,000,000 shares of its common stock for aggregate proceeds of $481,000 and $550,000, respectively. Stock options were issued to these investors in conjunction with the 2008 equity issuances. See Note 7 below for discussion.

One officer of the Company and a consultant received common shares totaling 142,256 for services rendered to the Company during 2008. $31,098 was expensed during 2008 which equates to the fair value of services rendered during 2008. This also approximated the closing stock prices at the dates of the common stock issuances.

Worlds.com, Inc.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

NOTE 5 - NOTES PAYABLE

There was no long-term or short-term debt outstanding at December 31, 2008. All prior year debts were legally extinguished under the relevant state statute of limitations and recorded as an extraordinary gain on the accompanying income statements.

Note 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at December 31, 2008 is as follows:

Computer equipment                                              $9,375
Less: accumulated depreciation                                1,988
$7,387
=====

Depreciation expense recorded for 2008 and 2007 was $1,988 and $-0-, respectively.

NOTE 7 – STOCK OPTIONS

Stock Options

During 2008, the Company issued stock options to various parties in conjunction with the equity raise. The stock options allow the parties to purchase shares of the Company’s common stock at various prices per share per each individual option agreement. The options allow the various parties to purchase one common share of its stock for each option. The options expire at various times through September 2012 per each individual option agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. There were no forfeited options during 2008. During the year ended December 31, 2008, the Company recorded an expense of $85,292, equal to the estimated fair value of the options at the date of grants. Some if the options did not vest during the year ended December 31, 2008 but accounting recognition was applied ratable between the dates of issuances and the dates of vesting. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 3.0% risk-free interest, 0% dividend yield, 60% volatility, and expected lives ranging from one to five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our management, currently embodied by our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the “Certifying Officers”), are responsible for establishing and maintaining adequate internal control over our financial reporting.  The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, our most recent fiscal year end, the Certifying Officers evaluated the effectiveness of our disclosure controls based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on the evaluation, the Certifying Officers concluded that our internal controls over financial reporting were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent

Name	Age	Position
Thomas Kidrin	56	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	48	Vice President- Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	62	Director
Jay Coleman	58	Director
Robert Fireman	60	Director

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

Christopher J. Ryan has been Vice President- Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  Since 2004, Mr. Ryan has been the VP Finance of Peminic, Inc.  Mr. Ryan is a certified public accountant. He is a graduate of Montclair State College in New Jersey and received an M.B.A. degree from Fordham University in New York.

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

Jay Coleman is the founder and CEO, since 1976, of Entertainment Marketing & Communications International, a leading independent company linking worldwide consumer marketing with the broad spectrum of contemporary music, entertainment and technology.  Major deals include the Rolling Stones with American Express; Michael Jackson with Pepsi; and Sponsorship for Live Aid and Live Earth, among other major media events. Coleman is best known for pioneering music sponsorship and marketing, creating landmark deals, and expanding the company's marketing capabilities beyond pop music, creating breakthrough concepts in all areas of entertainment.

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

The board of directors met one time during during 2008 and acted by written consent six times.  All of the directors attended the meeting.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A draft of the Code of Ethics is filed herewith as Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make

	Compliance with applicable governmental laws, rules and regulations

	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2008.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2008 and 2007, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2008	$200,000	0	0	0		0	$
	2007	$71,100	0	0	$252,932	15,000,000	0	$324,032

 (1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

Stock Option Grants

The following table sets forth information as of December 31, 2008 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thom Kidrin	10,000,000	5,000,000	(1)	0	$0.05	08-31-12

(1)	The balance vests on 8/31/09.

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2008 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jay Coleman	0	0	892		892
Robert Fireman	0	0	0		0
Bernard Stolar	0	0	0		0
___________

 (1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to the named director in fiscal year 2008, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

Stock Option Plan

On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which we intend to present to our shareholders for their approval at our next annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.  To date, 15,887,500 options have been issued under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 15, 2009, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 52,387,749 shares of common stock outstanding as of April 15, 2009.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 15, 2009

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Thomas Kidrin	11,290,000(3)	21.55%
Jay Coleman	175,000(4)	0.3%
Robert Fireman	150,000(4)	0.3%
Bernard Stolar	150,000(4)	0.3%

All directors and executive officers as a group (one person)	11,765,000(5)	22.46%

(1) Unless stated otherwise, the business address for each person named is Worlds.com, Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 10 million currently exercisable stock options.

(4) Consists of currently exercisable stock options.

(5) Includes 10,475,000 currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Jay Coleman, one of our directors, received 50,000 stock options exercisable for 3 years at a price of $0.30 per share, which was the closing price of our common stock on the date of grant, as compensation for his efforts in generating new business for the Company. The issuance was approved by the board of directors, including of all of the independent directors.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008		2007
	Bongiovanni		Bongiovanni

Audit Fees (1)	$17,000	(3)	$10,000	(2)
Audit-Related Fees (4)			--
Tax Fees (5)	$5,000		7,000
All Other Fees (6)			--
Total Accounting Fees and Services	$22,000		$17,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)
The amounts shown for Bongiovanni in 2008 and 2007 relate to (i) the audit of our annual financial statements for the years ended December 31, 2008 and 2007, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2008 and 2007.

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

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (a)
3.1.1	Certificate of Amendment of the Certificate of Incorporation (b)
3.2	By-Laws - Restated as Amended (c)
4.1	2007 Stock Option Plan (d)
10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)
14.1.	Code of Ethics (e)
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **
31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **
32.1.	Section 1350 Certifications of Chief Executive Officer **
32.2.	Section 1350 Certifications of Chief Financial Officer **
_______________________
(a)	Filed previously as an exhibit to Registrant's Registration Statement No. 2-31876, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-10838), and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDS.COM INC.
(Registrant)

Dated: April 15, 2009	By:	/s/ Thomas Kidrin
Thomas Kidrin
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin	President, Chief Executive Officer and Director	April 15, 2009
Thomas Kidrin

/s/ Christopher J. Ryan	Vice President - Finance and	April 15, 2009
Christopher J. Ryan	Principal Accounting and
Financial Officer

/s/ Bernard Stolar	Director	April 15, 2009
Bernard Stolar

/s/ Jay Coleman	Director	April 15, 2009
Jay Coleman

/s/ Robert Fireman	Director	April 15, 2009
Robert Fireman