Form 10-Q
period 2009-03-31
Worlds.com, Inc.
filed 2009-05-20
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 0-24115

WORLDS.COM INC.

(not affiliated with Worldcom, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

New Jersey 22-1848316 ------------------------------- ----------------------- (State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)

11 Royal Road
Brookline, MA 02445
 (Address of Principal -Eexecutive Offices)

(617) 725-8900
 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of May 20, 2009,  52,387,749 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc.
Balance Sheets
March 31, 2009 and December 31, 2008

	Unaudited	(Restated) Audited
	31-Mar-09	31-Dec-08
Current Assets
Cash and cash equivalents	$25,370	$84
Certificate of deposit	-	166,451

Total Current Assets	25,370	166,535

Property and equipment, net of
accumulated depreciation	6,479	7,387

TOTAL ASSETS	$31,849	$173,922

Current Liabilities
Accounts payable	$907,784	$542,415
Accrued expenses	1,423,548	1,423,548
Deferred Revenue	631,950	631,950
Notes Payable	773,279	773,279

Total Current Liabilities	3,736,561	3,371,192

Stockholders (Deficit)

Common stock	$52,387	$52,387
Additional Paid in Capital	21,858,603	21,858,603
Accumulated Deficit	(25,615,703)	(25,108,260)

Total stockholders deficit	(3,704,713)	(3,197,270)

Total Liabilities and stockholders deficit	$31,849	$173,922

See Notes to Condensed Financial Statements

Worlds.com Inc.
Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

			(Restated)
		31-Mar-09	31-Mar-08
Revenues
	Revenue	$494	$91,099

Total		494	91,099

Cost and Expenses

	Cost of Revenue	124,795	89,548
	Selling, General & Admin.	118,141	109,505

	Operating loss	(242,441)	(107,954)

Net Loss		$(242,441)	$(107,954)

See Notes to Condensed Financial Statements

Worlds.com Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
Unaudited
		(Restated)
	31-Mar-09	31-Mar-08
Cash flows from operating activities
Net (loss)	$(242,441)	$(107,954)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	908	781
Deferred costs	-	55,695

Prepaid expenses and other current assets		9,860

Accounts payable and accrued expenses	100,369	(35,826)

Net cash used in operating activities	(141,165)	(77,444)

Cash flows from investing activities
Acquisition of property and equipment	-	(1,516)

Net cash used in investing activities	-	(1,516)

Net (decrease) in cash	(141,165)	(78,960)

Cash beginning of period	166,535	271,334

Cash end of period	$25,370	$192,374

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

See Notes to Condensed Financial Statements

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three Months Ended March 31, 2009
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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has not always had significant  revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing in an amount sufficient to fully implement its business plan which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations in recent years and at times halting them entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Due to limited funds, the Company has been operating at a significantly reduced capacity in recent years with no more than one full time employee; performing primarily consulting services; and licensing software using consultants to perform any work that may be required.

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

Property and Equipment

Net property and equipment owned by the Company as of March 31, 2009 total $6,479.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2009.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2009 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 – DEFERRED REVENUES

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, three-dimensional ("3D") entertainment portal on the internet.

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 11, 2009, our management concluded that our audited financial statements for the years ended December 31, 2007 and 2008 and our unaudited quarterly financial statements for the quarterly periods in such years should no longer be relied upon.  Specifically, our liabilities were understated by approximately $1,714,179 on December 31, 2007 and by approximately $2,719,942 on December 31, 2008 (which amount is cumulative and includes the amount understated in 2007) with an overstatement of income on such dates of $1,714,179 and $1,005,763, respectively.  The facts underlying our original conclusion is that all of such liabilities have exceeded the applicable statutes of limitations and based upon an opinion of counsel which stated that the likelihood of our having to pay these liabilities was highly improbable, our independent auditor concurred with our decision to write off all of such liabilities.  The staff (“Staff”) of the Securities and Exchange Commission, without disagreeing with our position that payment of such liabilities was highly improbable, advised us that under the facts of our situation, it was their conclusion that GAAP accounting required that the liabilities not be written off at this time.  Following a series of calls with various Staff members, our management, in consultation with our counsel and independent auditor, agreed to accept the Staff’s position.  We have received guidance from the Staff as to the necessary steps we need to take to properly write off these liabilities and we expect to begin that process with certain of the largest creditors.  Regardless of whether we are ultimately successful in writing off all or some of these liabilities, we do not believe that these restatements will have any impact on our results of operations or cash flows as the fact remains that the statute of limitations has indeed passed with respect to these liabilities and the likelihood of our having to pay them remains highly improbable.

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

The following discussion should be read in conjunction with the unaudited financial statements and related notes which are included under Item 1.

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

Revenues

We generated  a minimum amount of revenue during the quarter even though  we have  begun ramping up operations which have been in quasi hibernation since mid-2001.  The revenue that was generated in the quarter was generated in the following manner:

•	VIP subscriptions to our Worlds Ultimate 3-D Chat service.

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

 RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2009 and 2008 were $494 and $91,099, respectively.  Management believes that this decrease was due to the software development project in 2008 to provide a demo 3-D world for a client.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenue decreased by $90,605, to $494 for the three months ended March 31, 2009 from $91,099 in the prior year.  The business has been running in a severely diminished mode due to the lack of liquidity.   We need to raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended March 31, 2009 and 2008 are primarily comprised of (1) cost of goods sold: 51% and 45%, respectively, and (2) selling general and administrative expenses: 49% and 55%, respectively.  Cost of sales on a consolidated basis increased $35,247 to $124,795 for the three months ended March 31, 2009, from $89,548 in the three months ended March 31, 2008, reflecting the increased business activities from the new development projects and upgrading the code.

Selling general and administrative expenses increased by approximately $8,636, from $109,505 to approximately $118,141 for the three months ended March 31, 2008 and 2009, respectively.  The balances increased slightly due to our operations and selling activities increasing.

As a result of the foregoing we had a net loss of $242,441 for the three months ended March 31, 2009 compared to a loss of $107,955 in the three months ended March 31, 2008.

Liquidity and Capital Resources

Our financial and liquidity position deteriorated  as exhibited by our cash and cash equivalents of $25,370 at March 31, 2009.  At March 31, 2008, cash and cash equivalents was $192,374.  This decrease of $167,004 was the result of our net losses from operations. There were no capital expenditures  in the three months ended March 31, 2009 compared to $1,516 for 2008.

Historically, our primary cash requirements have been to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity from mid-2001 through most of 2007.  We were able to find a small source of additional capital in 2007 and another in 2008.  There can be no assurance that any significant financing would become available to us at this time.  The additional capital that we  secured in previous years enabled us to bid on new business.  There can be no assurance that any such new business would be sold in the future.

We have commenced litigation to enforce our intellectual property rights under our patents.  If we are successful in the litigation, we expect to collect compensation for past  fringement and license fees.  No assurance can be given that we will be successful in the litigation or that we will receive any funds as a result of the litigation.

We are currently negotiating with various musical artists and other entities to develop worlds for them.  While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

On May 11, 2009, our management concluded that our audited financial statements for the years ended December 31, 2007 and 2008 and our unaudited quarterly financial statements for the quarterly periods in such years should no longer be relied upon.  Specifically, our liabilities were understated by approximately $1,714,179 on December 31, 2007 and by approximately $2,719,942 on December 31, 2008 (which amount is cumulative and includes the amount understated in 2007) with an overstatement of income on such dates of $1,714,179 and $1,005,763, respectively.  The facts underlying our original conclusion is that all of such liabilities have exceeded the applicable statutes of limitations and based upon an opinion of counsel which stated that the likelihood of our having to pay these liabilities was highly improbable, our independent auditor concurred with our decision to write off all of such liabilities.  The staff (“Staff”) of the Securities and Exchange Commission, without disagreeing with our position that payment of such liabilities was highly improbable, advised us that under the facts of our situation, it was their conclusion that GAAP accounting required that the liabilities not be written off at this time.  Following a series of calls with various Staff members, our management, in consultation with our counsel and independent auditor, agreed to accept the Staff’s position.  We have received guidance from the Staff as to the necessary steps we need to take to properly write off these liabilities and we expect to begin that process with certain of the largest creditors.  Regardless of whether we are ultimately successful in writing off all or some of these liabilities, we do not believe that these restatements will have any impact on our results of operations or cash flows as the fact remains that the statute of limitations has indeed passed with respect to these liabilities and the likelihood of our having to pay them remains highly improbable.

Item 3. Controls And Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.  The above statement notwithstanding, you are cautioned that no system is foolproof.

Changes in Internal Control Over Financial Reporting
During the 2009 first quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s reports in this quarterly report.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

               None

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   None

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

Date: May 20, 2009

WORLDS.COM INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.