Form 10-Q
period 2009-06-30
Worlds.com, Inc.
filed 2009-08-18
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2009

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

(617) 725-8900
 (Registrant  telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of August 14, 2009, 52,163,758 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc
Balance Sheets
June 30, 2009 and December 31, 2008
	Unaudited	(Restated)
		Audited
	30-Jun-09	31-Dec-08
Current Assets
Cash and cash equivalents	$43,997	$84
Certificate of deposit	-	166,451

Total Current Assets	43,997	166,535

Property and equipment, net of
accumulated depreciation	5,572	7,387

TOTAL ASSETS	$49,568	$173,922

Current Liabilities
Accounts payable	$907,784	$542,415
Accrued expenses	1,463,376	1,423,548
Deferred Revenue	541,950	631,950
Notes Payable	948,279	773,279

Total Current Liabilities	3,861,390	3,371,192

Stockholders (Deficit)

Common stock (Par value $.001 authorized 65,000,000 shares, issued and outstanding 52,412,749 and 52,387,749 at June 30,2009 and December 31, 2008, respectively)	$52,412	$52,387
Additional Paid in Capital	21,894,661	21,858,603
Accumulated Deficit	(25,758,894)	(25,108,260)

Total stockholders deficit	(3,811,821)	(3,197,270)

Total Liabilities and stockholders deficit See notes to Condensed Financial Statements	$49,568	$173,922

See notes to Condensed Financial Statements

Worlds.com Inc Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008

		Six months ended June 30, Three months ended June 30,
			(Restated)		(Restated)
		2009	2008	2009	2008
Revenues
	Revenue	$90,593	$91,876	$90,099	$777

Total		90,593	91,876	90,099	777

Cost and Expenses

	Cost of Revenue	148,487	120,319	25,300	30,771
	Warrants expense	35,833	-	35,833	-
	Selling, General & Admin.	214,314	218,026	94,565	108,521

	Operating loss	(308,041)	(246,469)	(65,599)	(138,515)

Other Income Expense
	Interest Expense	1,605	37,994	1,605	18,997

Net Loss		$(309,646)	$(284,463)	$(67,204)	$(157,512)

See Notes to Condensed Financial Statements

Worlds.com Inc Condensed Statements of Cash Flows
for the six months ended June 30, 2009 and 2008

	30-Jun-09	30-Jun-08
Cash flows from operating activities
Net (loss)	$(309,646)	$(284,463)
Adjustments to reconcile net loss to net cash used
in operating activities
Warrants Expense	35,833	-
Depreciation	1,815	1,562
Deferred costs		55,695
Deferred revenue	(90,000)	-
Prepaid expenses and other current assets		8,384

Accounts payable and accrued expenses	(102,241)	(120,429)

Net cash used in operating activities	(466,054)	(339,252)

Cash flows from investing activities
Acquisition of property and equipment	-	(3,031)
Maturity of certificate of deposit	166,451	-

Net cash Provited by (used in) investing activities	166,451	(3,031)

Cash flows from financing activities
Proceeds from issuance of notes payable	175,000	-
Proceeds from exercise of warrants	250	-

Net cash provided by financing activities	175,250	-

Net (decrease) in cash	(122,538)	(342,283)

Cash beginning of period	166,535	271,334

Cash end of period	$43,997	$192,374

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-
See Notes to Condensed Financial Statements

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2009
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

Property and Equipment

Net property and equipment owned by us as of June 30, 2009 total $5,572.  Gross fixed assets were $10,890 and accumulated depreciation was $5,318 at June 30, 2009.
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

Notes Payable

We had short term notes of $948,279 outstanding at June 30, 2009. This amount includes $175,000 in new borrowings for the second quarter of 2009.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by us.  To date $90,000 in services has been provided.

Commitments and Contingencies

During 2000, we were involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against us was rendered for approximately $205,000. As of June 30, 2009, we recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 2 - GOING CONCERN

 From mid-2001 through most of 2007, we had to significantly curtail and at times cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Since its inception, we had periods where we had only minimal revenues from operations. There can be no assurance that we will be able to obtain the substantial additional capital resources necessary to pursue our business plan or that any assumptions relating to our business plan will prove to be accurate. We are pursuing sources of additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on us, including possibly requiring us to reduce and/or cease operations.

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

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 11, 2009, our management concluded that our audited financial statements for the years ended December 31, 2007 and 2008 and our unaudited quarterly financial statements for the quarterly periods in such years should no longer be relied upon.  Specifically, our liabilities were understated by approximately $1,699,179 on December 31, 2007 and by approximately $2,780,930 on December 31, 2008 (which amount is cumulative and includes the amount understated in 2007) with an overstatement of income on such dates of $1,699,179 and $1,081,750, respectively.  The facts underlying our original conclusion is that all of such liabilities have exceeded the applicable statutes of limitations and based upon an opinion of counsel which stated that the likelihood of our having to pay these liabilities was highly improbable, our independent auditor concurred with our decision to write off all of such liabilities.  The staff (“Staff”) of the Securities and Exchange Commission, without disagreeing with our position that payment of such liabilities was highly improbable, advised us that under the facts of our situation, it was their conclusion that GAAP accounting required that the liabilities not be written off at this time.  Following a series of calls with various Staff members, our management, in consultation with our counsel and independent auditor, agreed to accept the Staff’s position.  We have received guidance from the Staff as to the necessary steps we need to take to properly write off these liabilities and we expect to begin that process with certain of the largest creditors.  Regardless of whether we are ultimately successful in writing off all or some of these liabilities, we do not believe that these restatements will have any impact on our results of operations or cash flows as the fact remains that the statute of limitations has indeed passed with respect to these liabilities and the likelihood of our having to pay them remains highly improbable.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency  fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce. Additional risk factors pertaining to our business and the value of our stock is contained in our Annual Report on Form 10-KSB for the year ended December 31, 2008 and is available for review at no charge at www.sec.gov.

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

Revenues

We generated increased revenue during the quarter as we have continued ramping up operations which have been in quasi hibernation since mid-2001. The revenue that was generated was generated in the following manner:

•	VIP subscriptions to our Worlds Ultimate 3-D Chat service; and
•	Software development to provide a site for a 3-D world under our deferred revenue agreement.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2009 and 2008 were $90,099 and $777, respectively. Our net revenues for each of the six months ended June 30, 2008 and 2007 were $90,593 and $91,876, respectively.  Revenue over the six month period has remained steady. We had revenue during the 6 months of 2009 from developing a 3-D world under our deferred revenue agreement and for 2008 we had a software development project to provide a demo 3-D world for a client. While this amount of business from operations is still relatively inconsequential, we believe it is indicative of our recent awakening and return to active operations.

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

Revenue increased by $89,322, to $90,099 for the three months ended June 30, 2009 from $777 in the prior year. Revenue decreased by $1,283 to $90,593 for the six months ended June 30, 2009 from $91,876 in the prior year. The business has been running in a diminished mode due to the lack of liquidity. We expect  increased, though not necessarily sufficient, operating results until such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate significant sales.

Our cost of revenues during the three months ended June 30, 2009 and 2008 are primarily comprised of (1) cost of goods sold: 21% and 22%, respectively, and (2) selling general and administrative expenses: 79% and 78%, respectively. Cost of sales on a consolidated basis decreased $5,471 to $25,300 for the three months ended June 30, 2009, from $30,771 in the three months ended June 31, 2008, reflecting the fairly steady business activity.

Our cost of revenues during the six months ended June 30, 2009 and 2008 are primarily comprised of (1) cost of goods sold: 41% and 36%, respectively, and (2) selling general and administrative expenses: 59% and 64%, respectively. Cost of sales on a consolidated basis increased $28,168 to $148,487 for the six months ended June 30, 2008, from $120,319 in the six months ended June 30, 2008, reflecting the increased business activities.

Selling general and administrative expenses decreased by $13,956, from $108,521 to $94,565 for the three months ended June 30, 2008 and 2009, respectively. Selling general and administrative expenses decreased by $3,712, from $218,026 to $214,314 for the six months ended June 30, 2008 and 2009, respectively. The decreases were insignificant.
Warrants expense increased in the second quarter of 2009 compared to 2008 due to the issuance of 437,500 warrants. The warrants were recorded using the Black Scholes option pricing method.

Other expenses for the three months ended June 30, 2009 include interest expense of $1,605 directly attributable to the notes payable in the three months ended June 30, 2009.  Interest expense for the three months ended June 30, 2008 was $18,997.  Other expenses including interest expense for six months ended June 30, 2009 and 2008 was $1,605 and $37,994 respectively.

As a result of the foregoing we had a net (loss) of $(67,204) for the three months ended June 30, 2009 compared to a (loss) of $(157,512) in the three months ended June 30, 2008.

 We had a net (loss) of $(308,041) for the six months ended June 30, 2009 compared to a loss of $(284,463) in the six months ended June 30, 2008.

Liquidity and Capital Resources

Our financial and liquidity position as exhibited by our cash and cash equivalents was $43,997 at June 30, 2009. At June 30, 2008, cash and cash equivalents was $51,649. This decrease of $7,652 was the result of operations offset by the new notes payable in the amount of $175,000. There were no capital expenditures in the six months ended June 30, 2009 compared to $3,031 for the six months ended June 30, 2008.

Cash flows from investing activities increased by $166,451 during the six months ended June 30, 2009 for the maturity of the certificate of deposit.

Cash flows from financing activities increased by $175,250 during the six months ended June 30, 2009 due to the $175,000 in cash raised through short term borrowings from eight accredited investors and $25 through the issuance of 25,000 common shares when warrants were exercised.

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

Item 4T. Controls And Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2009, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

The Company issued short term notes payable during the quarter totaling $175,000.  The interest on the notes is 7% and the notes are due February 1, 2010.  Along with the notes are penny warrants for 437,500 shares of common stock.  The warrants expire on April 30, 2012.

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

Date: August 14, 2009

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