Form 10-Q/A
period 2008-03-31
Worlds.com, Inc.
filed 2009-10-01
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

Amendment No. 2

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc
Balance Sheets
March 31, 2008 and December 31, 2007
	(Restated)	(Restated)
	Unaudited	Audited
	31-Mar-08	31-Dec-07
Current Assets
Cash and cash equivalents	$192,374	$271,334
Deferred costs		55,694
Prepaid expenses	-	9,860

Total Current Assets	192,374	336,888

Property and equipment, net of
accumulated depreciation	10,109	9,375

TOTAL ASSETS	$202,483	$346,263

Current Liabilities
Accounts payable	$958,875	$1,069,298
Accrued expenses	1,307,176	1,336,179
Deferred Revenue	631,950	631,950
Notes Payable	773,279	773,279

Total Current Liabilities	3,671,280	3,810,706

Stockholders (Deficit)

Common stock (par value $.001, authorized 65,000,000 shares, issued and outstanding 50,642,157 and 44,824,314 at March 31, 2008 and December 31, 2007 respectively)	$50,540	$44,824
Common stock subscribed but not yet issued (none and 5,411,764 common shares at March 31, 2008 and December 31, 2007 respectively)	-	5,411

Additional Paid in Capital	21,263,053	21,140,760
Accumulated Deficit	(24,782,390)	(24,655,438)

Total stockholders deficit	(3,468,797)	(3,464,443)

Total Liabilities and stockholders deficit	$202,483	$346,263

See Notes to Condensed Financial Statements

Worlds.com, Inc.
Statement of Operations
For the Three Months Ended March 31, 2008 and 2007

		(Restated)	(Restated)
		2008	2007
Revenues
	Revenue	$91,099	$1,554

Total		91,099	1,554

Cost and Expenses

	Cost of Revenue	89,548	8,519
	Selling, General & Admin.	109,505	5,178

	Operating loss	(107,954)	(12,143)

Other Income (Expense)
	Interest Expense		(38,461)

Net Loss		$(107,954)	$(50,604)

See Notes to Condensed Financial Statements

Worlds.com, Inc.
Statement of Cash Flows
For the three months ended March 31, 2008 and 2007

	(Restated)	(Restated)
	2008	2007
Cash flows from operating activities
Net (loss)	$ (107,954)	$ (50,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	781	-
Deferred costs	55,695	-
Prepaid expenses and other current assets	9,860	-

Accounts payable and accrued expenses	(35,826)	44,461
Loan	-	7,500

Net cash used in operating activities	(77,444)	1,357

Cash flows from investing activities
Acquisition of property and equipment	(1,516)	-

Net cash used in investing activities	(1,516)	-

Net (decrease) in cash	(78,960)	1,357

Cash beginning of period	271,334	2,041

Cash end of period	$ 192,374	$ 3,398

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$ -	$ -
Income taxes	$ -	$ -

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

Notes Payable

The Company has short term notes of $773,279 outstanding at March 31, 2008.

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

As a result of the foregoing we had a net loss of $107,954 for the three months ended March 31, 2008 compared to a loss of $50,604 in the three months ended March 31, 2007.

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

Date: October 1, 2009

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