Form 10-Q/A
period 2008-06-30
Worlds.com, Inc.
filed 2009-10-01
CIK 1961

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

New Jersey 22-1848316 --------------------------------------------- ------------------------------ (State or other jurisdiction of incorporation or organization) (I.R.S. Employer ID No.)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc
Balance Sheets
June 30, 2008 and December 31, 2007
	(Restated)	(Restated)
	Unaudited	Audited
	30-Jun-08	31-Dec-07
Current Assets
Cash and cash equivalents	$51,649	$271,334
Deferred costs	-	55,694
Prepaid expenses	1,476	9,860

Total Current Assets	53,125	336,888

Property and equipment, net of
accumulated depreciation	10,843	9,375

TOTAL ASSETS	$63,968	$346,263

Current Liabilities
Accounts payable	$958,875	$1,069,298
Accrued expenses	1,326,173	1,336,179
Deferred Revenue	631,950	631,950
Notes Payable	773,279	773,279

Total Current Liabilities	3,690,277	3,810,706

Stockholders (Deficit)

Common stock (par value $.001, authorized 65,000,000 shares, issued and outstanding 50,642,157 and 44,824,314 at June 30, 2008 and December 31, 2007 respectively)	$50,540	$44,824
Common stock subscribed but not yet issued (none and 5,411,764 common shares at June 30, 2008 and December 31, 2007 respectively)		5,411

Additional Paid in Capital	21,263,053	21,140,760
Accumulated Deficit	(24,939,902)	(24,655,438)

Total stockholders deficit	(3,626,309)	(3,464,443)

Total Liabilities and stockholders deficit	$63,968	$346,263

See Notes to Condensed Financial Statements

Worlds.com, Inc.
Statement of Operations
Unaudited
For the three and six months ended June 30, 2008 and 2007

		Six months ended June 30,			Three months ended June 30,
		(Restated)		(Restated)
		2008	2007	2008	2007
Revenues
	Revenue	$91,876	$3,024	$777	$1,470

Total		91,876	3,024	777	1,470

Cost and Expenses

	Cost of Revenue	120,319	8,519	30,771	-
	Selling, General & Admin.	218,026	6,901	108,521	1,723

	Operating loss	(246,469)	(12,396)	(138,515)	(253)

Other Income Expense
	Interest Expense	37,994	76,922	18,997	38,461

Net Loss		$(284,463)	$(89,318)	$(157,512)	$(38,714)

See Notes to Condensed Financial Statements

Worlds.com, Inc.
Statement of Cash Flows
For the six months ended June 30, 2008 and 2007

	(Restated)
	30-Jun-08	30-Jun-07
Cash flows from operating activities
Net (loss)	$(284,463)	$(89,318)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,562	-
Deferred costs	55,695	-

Prepaid expenses and other current assets	8,384	-
Accounts payable and accrued expenses	(120,430)	90,422

Net cash used in operating activities	(339,252)	1,104

Cash flows from investing activities
Acquisition of property and equipment	(3,031)	-

Net cash used in investing activities	(3,031)	-

Cash flows from financing activities

Conversion of debt to equity	122,598	-

Net cash provided from financing activities	122,598

Net (decrease) in cash	(219,685)	1,104

Cash beginning of period	271,334	2,041

Cash end of period	$51,649	$3,145

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

Notes Payable

We had short term notes of $773,279 outstanding at June 30, 2008.

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

Other expenses for the three months ended June 30, 2008 include interest expense of $18,997 directly attributable to the notes payable in the three months ended March 31, 2008.  Interest expense for the three months ended March 31, 2007 was $38,461.  Other expenses including interest expense for six months ended June 30, 2008 and 2007 was $37,994 and $76,922 respectively.

As a result of the foregoing we had a net (loss) of $(157,512) for the three months ended June 30, 2008 compared to a (loss) of $(38,714) in the three months ended June 30, 2007.

 We had a net (loss) of $(284,463) for the six months ended June 30, 2008 compared to a loss of $(89,318) in the six months ended June 30, 2007.

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