Form 10-Q/A
period 2008-09-30
Worlds.com, Inc.
filed 2009-10-01
CIK 1961

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

ITEM 1. CONSOLIDATED FINANCIALS

INDEX TO WORLDS.COM INC. CONSOLIDATED FINANCIAL STATEMENTS

WORLDS.COM INC.                                                                                                                                          PAGE

Consolidated Balance Sheet                                                                                                                      4

Consolidated Statement of Operations                                                                                                     5

Consolidated Statement of Cash Flows                                                                                                    6

Notes to Consolidated Financial Statements                                                                                           7

Worlds.com Inc
Balance Sheets
September 30, 2008 and December 31, 2007
	(Restated)	(Restated)
	Unaudited	Audited
	30-Sep-08	31-Dec-07
Current Assets
Cash and cash equivalents	$110,595	$271,334
Certificate of Deposit	250,000
Deferred costs		55,694
Prepaid expenses	1,476	9,860

Total Current Assets	362,071	336,888

Property and equipment, net of
accumulated depreciation	10,062	9,375

TOTAL ASSETS	$372,133	$346,263

Current Liabilities
Accounts payable	$958,875	$1,069,298
Accrued expenses	1,383,370	1,336,179
Deferred Revenue	631,950	631,950
Notes Payable	773,279	773,279

Total Current Liabilities	3,747,474	3,810,706

Stockholders (Deficit)

Common stock (par value $.001, authorized 65,000,000 shares, issued and outstanding 50,642,157 and 44,824,314 at September 30, 2008 and December 31, 2007 respectively)	$50,540	$44,824
Common stock subscribed but not yet issued (1,609,415 and 5,411,764 common shares at September 30, 2008 and December 31, 2007 respectively)	1,610	5,411

Additional Paid in Capital	21,742,443	21,140,760
Accumulated Deficit	(25,169,934)	(24,655,438)

Total stockholders deficit	(3,375,341)	(3,464,443)

Total Liabilities and stockholders deficit	$372,133	$346,263

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
Statement of Operations
Unaudited
For the three and nine months ended September 30, 2008 and 2007

		Nine months ended Sept. 30,			Three months ended Sept 30,
		(Restated)		(Restated)
		2008	2007	2008	2007
Revenues
	Revenue	$92,141	$3,980	$266	$956

Total		92,141	3,980	266	956

Cost and Expenses

	Cost of Revenue	136,209	8,519	15,889
	Selling, General & Admin.	393,437	9,207	175,411	2,306

	Operating loss	(437,505)	(13,746)	(191,034)	(1,350)

Other Income Expense
	Interest Expense	56,990	115,383	18,997	38,461
	Financing Expense	20,000		20,000

Net Loss		$(514,495)	$(129,129)	$(230,031)	$(39,811)

The accompanying notes are an integral part of these financial statements.

Worlds.com, Inc.
Statement of Cash Flows
For the nine months ended September 30, 2008 and 2007

	(Restated)
	30-Sep-08	30-Sep-07
Cash flows from operating activities
Net (loss)	$(514,495)	$(163,936)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	2,344
Deferred costs	55,695
Prepaid expenses and other current assets	8,384
Accounts payable and accrued expenses	(63,234)	121,383

Loan		7,500

Net cash used in operating activities	(511,306)	(35,053)

Cash flows from investing activities
Acquisition of property and equipment	(3,031)

Net cash used in investing activities	(3,031)

Cash flows from financing activities
Proceeds from sale of common stock		375,000
Conversion of debt to equity	122,598
Common stock subscribed but not yet issued	481,000

Net cash provided from financing activities	603,598	375,000

Net (decrease) in cash	89,261	339,947

Cash beginning of period	271,334	2,041

Cash end of period	$360,595	$341,988

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

WORLDS.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

Notes Payable

The Company had  $773,279 in short term notes outstanding at September 30, 2008.

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

Other expenses for the three months ended September 30, 2008 include interest expense of $18,997 directly attributable to the notes payable and a broker fee of $20,000 related to the financing.  Interest expense for the three months ended September 30, 2007 was $28,846.

As a result of the foregoing we had a net (loss) of $(230,031) for the three months ended September 30, 2008 compared to a loss of $39,811 in the three months ended September 30, 2007.

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

Other expenses for the nine months ended September 30, 2008 include interest expense of $56,990 directly attributable to the notes payable and a $20,000 broker fee.  Interest expense for the nine months ended September 30, 2007 was $86,537,

As a result of the foregoing we had a net (loss) of $(514,495) for the nine months ended September 30, 2008 compared to a loss of $129,129 in the nine months ended September 30, 2007 although as disclosed above the gain resulted from non-operational bookkeeping entries from the extinguishment of debt.

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

Item 1A. Risk Factors

Limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

On December 31, 2007, the Company had 5,411,764 shares of common stock that were subscribed but not yet issued.  The Company issued those shares of common stock during 2008.  Also during the quarter, the Company settled it’s lawsuit with Graubard Miller f/k/a Graubard Mollen Miller.  The settlement was for 400,000 shares of stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

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