Form 10-K/A
period 2008-12-31
Worlds.com, Inc.
filed 2009-10-07
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Amendment No. 1

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

Representative alliances and customers

We have established strategic relationships and/or provided 3D content related services to the music group Aerosmith, among others.  In January 2001, we entered into a revenue sharing agreement with Aerosmith to create and operate an official 3D Aerosmith environment entitled "Aerosmith World" and to redesign Aerosmith's official website, which currently resides at www.Aerosmith.com. We plan to begin to offer memberships to "Aerosmith interactive", which gives subscribers access to advance ticket sales and exclusive merchandise and discounts. "Aerosmith World" is currently available for download from www.Worlds.com. We have also established a strategic relationship with Pearson to develop a series of virtual worlds to potentially be used within the existing Pearson education programs.

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045, 7,181,690 and 7,493,558 for multi-server technology for 3D applications, which is Worlds' core technology.  We are now looking into the implications and breadth of the patent in order to maximize its benefits.  The description of the initial patent is as follows:

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

On December 24, 2008 we filed a patent infringement suit against NCSoft Corp in the United States District Court, Eastern District of Texas in order to enforce our intellectual property rights under our patents.  The case is currently in the discovery phase and is moving forward based upon a schedule established by the court.  No assurance can be given that we will be successful in the litigation or that we will receive any funds as a result of the litigation.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
2007 Stock Option Plan, not yet approved by stockholders	15,887,500		$0.063	9,112,500
Stock option grants approved by stockholders	0	$	N/A	-
Total	15,887,500		$0.063	9,112,500

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

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 8.

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

Selling general and administrative expenses increased by $94,731 from $495,959 to $590,690 for the years ended December 31, 2007 and 2008, respectively.  The increase reflects an increase in selling activities.

Other expenses include a financing fee of $20,000 and interest expense of $75,987 in the year ended December 31, 2008.  Other expenses for the year ended December 31, 2007 include interest expense of $115,383 directly attributable to outstanding notes payable.

Extraordinary gains of $0 and $1,026,572 were recorded in 2008 and 2007, respectively. These pertained to debt that was legally extinguished or converted to equity at a discounted rate.

As a result of the foregoing, we realized a net loss of $793,810 for the year ended December 31, 2008 compared to a gain of $363,187 in the year ended December 31, 2007, although as disclosed above the gain resulted from non-operational bookkeeping entries from the extinguishment of debt.  Excluding the gains attributable to the extinguishment of debt, we had a loss from operations of $663,385 in 2007.

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

/s/ Bongiovanni & Associates, PA
Bongiovanni & Associates, PA
Cornelius, North Carolina
April 10, 2009, except for Note 3, for which the date is September 10, 2009.

Worlds.com Inc
Balance Sheets
As of December 31, 2008 and December 31, 2007

	(Restated)	(Restated)
	2008	2007
Current Assets
Cash and cash equivalents	$84	$271,334
Certificate of Deposit	166,451
Deferred costs		55,695
Prepaid expenses		9,860

Total Current Assets	166,535	336,889

Property and equipment, net of
accumulated depreciation	7,387	9,375

TOTAL ASSETS	$173,922	$346,264

Current Liabilities
Accounts payable	$907,784	$1,069,299
Accrued expenses	1,399,167	1,336,179
Deferred Revenue	631,950	631,950
Notes Payable	773,279	773,279

Total Current Liabilities	3,712,180	3,810,707

Stockholder's (Deficit)

Common stock (par value $.001, authorized 65,000,000 shares, issued and outstanding 52,387,749 and 44,824,314 at December 31, 2008 and 2007, respectively)	$52,387	$44,824
Common stock subscribed but not yet issued (none and 5,411,764 common shares at December 31, 2008 and 2007 respectively)	-	5,411

Additional Paid in Capital	21,858,603	21,140,760
Accumulated Deficit	(25,449,248)	(24,655,438)

Total stockholder's deficit	(3,538,258)	(3,464,443)

Total Liabilities and stockholder's deficit	$173,922	$346,264

See Notes to Audited Financial Statements and Auditor's Report

Worlds.com, Inc.
Statement of Operations
For the Years Ended December 31, 2008 and 2007

		(Restated)	(Restated)
		2008	2007
Revenues
	Revenue	$92,549	$5,269

Total		$92,549	$5,269

Cost and Expenses

	Cost of Revenue	$201,132	$57,312
	Selling, General & Admin.	590,690	495,959

	Operating loss	(699,273)	(548,002)

Other Income Expense
	Interest Income	1,451	-
	Debt forgiven	-	1,026,572
	Interest Expense	75,988	115,383
	Financing Expense	20,000	-

Net Income (Loss)		$(793,810)	$363,187

Weighted Average Net Income (Loss) per share		$(0.02)	$0.01

See Notes to Audited Financial Statements and Auditor's Report

Worlds.com, Inc.
Statement of Cash Flows
For the years ended December 31, 2008 and 2007
	(Restated)	(Restated)
	2008	2007

Cash flows from operating activities
Net Income/(loss)	$(793,810)	$363,187
Adjustments to reconcile net Income/(loss) to net cash used
in operating activities
Depreciation	3,504
Fair Value of Stock options issued	85,292	296,506
Common stock issued for services rendered	31,098	-
Forgiveness of note payable	122,598	(864,550)
Deferred costs	55,695	(55,695)
Prepaid expenses and other current assets	9,860	(9,860)
Accounts payable and accrued expenses	(98,527)	(920)

Net cash used in operating activities	(584,290)	(271,332)

Cash flows from investing activities
Acquisition of property and equipment	(1,516)	(9,375)

Net cash used in investing activities	(1,516)	(9,375)

Cash flows from financing activities

Proceeds from sale of common stock	481,007	550,000
Net cash provided from investing activities	481,007	550,000

Net increase(decrease) in cash	(104,799)	269,293

Cash and cash equivalents beginning of year	271,334	2,041

Cash and cash equivalents end of year	$166,535	$271,334

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$-	$-
Income taxes	$-	$-
See Notes to Audited Financial Statements and Auditor's Report

Worlds .com
Statement of Stockholders Deficit
For the years Ending December 31, 2008 and 2007
				Common	Common
				Shares	Stock		Total
			Additional	Subscriber	Subscriber	Accumulated	stockholders'
	Common stock		Paid-in	but not	but not	Deficit	equity
	Shares	Amount	capital	Issued	Issued		(deficit)

Balance January 1, 2007	33,824,314	$33,824	$20,146,723			$(25,018,626)	$(4,838,079)

Equity investment	11,000,000	11,000	539,000	-	-	-	550,000
Conversion of note payable	-	-	69,589	411,764	411	-	70,000
Conversion of officer loan payable	-	-	88,942	5,000,000	5,000	-	93,942
Issuance of options	-	-	296,506	-	-	-	296,506
Net Income for the year ended December 31, 2007				-	-	363,187	363,187

Balances, December 31, 2007	44,824,314	$44,824	$21,140,760	$5,411,764	$5,411	$(24,655,439)	$(3,464,444)

Issuance of common stock previously subscribed in prior year	411,764	411	-	(411,764)	(411)	-	-
Issuance of common stock previously subscribed in prior year	5,000,000	5,000	-	(5,000,000)	(5,000)	-	-
Conversion of debt to equity	400,000	400	122,198	-		-	122,598
Common stock issued for services rendered	142,256	142	30,956	-	-	-	31,098
Equity investment	1,609,415	1,610	479,397	-	-	-	481,007
Issuance of options at fair value	-	-	85,292	-	-	-	85,292
Net Loss for the year ended December 31, 2008						(793,810)	(793,810)

Balance, December 31, 2008	52,387,749	$52,387	$21,858,603	-	-	(25,449,249)	$(3,538,259)
		See Notes to Audited Financial Statements and Auditor's Report

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2008.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2007 and 2008 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

During 2003, a law firm obtained a judgment against the Company for unpaid legal fees and other debt in the aggregate amount of $182,075. During 2008, the debt was converted into 400,000 shares of common stock..

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

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

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

NOTE 4 - PRIVATE PLACEMENTS OF EQUITY

During the years ended December 31, 2008 and 2007, the Company completed a private placement of 1,609,415 and 11,000,000 shares of its common stock for aggregate proceeds of $481,000 and $550,000, respectively. Stock options were issued to these investors in conjunction with the 2008 equity issuances. See Note 8 below for discussion.

One officer of the Company and a consultant received common shares totaling 142,256 for services rendered to the Company during 2008. $31,098 was expensed during 2008 which equates to the fair value of services rendered during 2008. This also approximated the closing stock prices at the dates of the common stock issuances.

NOTE 5 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

NOTE 6 - NOTES PAYABLE

There was short-term debt of $773,279 outstanding at December 31, 2008.

Note 7- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at December 31, 2008 is as follows:

Computer equipment                                                           $9,375
Less: accumulated depreciation                                           1,988
$7,387
=====

Depreciation expense recorded for 2008 and 2007 was $1,988 and $-0-, respectively.

NOTE 8 – STOCK OPTIONS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A(T).  Controls and Procedures.

We maintain a set of disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, the Certifying Officers (as defined below) evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the “Certifying Officers”), are responsible for establishing and maintaining adequate internal controls over our financial reporting.  To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by COSO.

The Certifying Officers have also concluded, based on our evaluation of our internal controls that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Thomas Kidrin has been president, chief executive officer, secretary and treasurer since December 1997. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Jay Coleman	0	0	892	Value		89	892
Robert Fireman	0	0	0				0
Bernard Stolar	0	0	0				0

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Jay Coleman, one of our directors, received 50,000 stock options exercisable for 3 years at a price of $0.30 per share, which was the closing price of our common stock on the date of grant, as compensation for his efforts in generating new business for the Company. The issuance was approved by the board of directors, including all of the independent directors.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008		2007
	Bongiovanni		Bongiovanni

Audit Fees (1)	$17,000	(2)	$10,000
Audit-Related Fees (3)			--
Tax Fees (4)	$5,000		7,000
All Other Fees (5)			--
Total Accounting Fees and Services	$22,000		$17,000

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

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Dated: October 1, 2009                                                                                                WORLDS.COM INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                          October 1, 2009
Thomas Kidrin                                 and Director

/s/ Christopher J. Ryan                     Vice President - Finance and                                   October 1, 2009
Christopher J. Ryan                          Principal Accounting and Financial Officer

/s/ Bernard Stolar                              Director                                                                    October 1, 2009
Bernard Stolar

/s/ Jay Coleman                                 Director                                                                    October 1, 2009
Jay Coleman

/s/ Robert Fireman                             Director                                                                    October 1, 2009
Robert Fireman

EXHIBIT INDEX

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