Form 10-Q
period 2009-09-30
Worlds.com, Inc.
filed 2009-11-16
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2009

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

As of November 11, 2009, 53,663,758 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc Balance Sheets
September 30, 2009 and December 31, 2008

	Unaudited	(Restated)
		Audited
	30-Sep-09	31-Dec-08
Current Assets
Cash and cash equivalents	$2,359	$84
Certificate of deposit	-	166,451

Total Current Assets	2,359	166,535

Property and equipment, net of
accumulated depreciation	4,664	7,387

TOTAL ASSETS	$7,023	$173,922

Current Liabilities
Accounts payable	$907,784	$907,784
Accrued expenses	1,475,981	1,399,167
Deferred Revenue	541,950	631,950
Notes Payable	948,279	773,279

Total Current Liabilities	3,873,995	3,712,180

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 65,000,000 shares, issued and outstanding 53,663,785 and 52,387,749 at September 30, 2009 and December 31, 2008 respectively)	$52,412	$52,387
Additional Paid in Capital	21,894,661	21,858,603
Accumulated Deficit	(25,814,045)	(25,449,248)

Total stockholders deficit	(3,866,972)	(3,538,258)

Total Liabilities and stockholders deficit	$7,023	$173,922

The accompanying notes are an integral part of these consolidated financial statements

Worlds.com Inc
Condensed Statements of Operations
For the three and nine months ended September 30, 2009 and 2008

		Nine months ended September 30, Three months ended September 30,
			(Restated)		(Restated)
		2009	2008	2009	2008
Revenues
	Revenue	$100,967	$92,141	$10,374	$266

Total		100,967	92,141	10,374	266

Cost and Expenses

	Cost of Revenue	160,214	136,209	11,727	15,889
	Warrants expense	35,833	-	-	-
	Selling, General & Admin.	266,507	393,437	52,193	175,411

	Operating loss	(361,586)	(437,505)	(53,545)	(191,034)

Other Income Expense
	Interest Expense	3,210	56,990	1,605	18,997
	Financing Expense	-	20,000	-	20,000
Net Loss		$(364,796)	$(514,495)	$(55,150)	$(230,031)

The accompanying notes are an integral part of these consolidated financial statements

Worlds.com Inc
Condensed Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008

		(Restated)
	30-Sep-09	30-Sep-08
Cash flows from operating activities
Net (loss)	$(364,796)	$(514,495)
Adjustments to reconcile net loss to net cash used
in operating activities
Warrants Expense	35,833	-
Depreciation	2,723	2,344
Deferred costs	-	55,695
Deferred revenue	(90,000)	-
Prepaid expenses and other current assets	-	8,384
Accounts payable and accrued expenses	(89,636)	(63,233)

Net cash used in operating activities	(505,876)	(511,306)

Cash flows from investing activities
Acquisition of property and equipment	-	(3,031)
Maturity of certificate of deposit	166,451	-

Net cash used in investing activities	166,451	(3,031)

Cash flows from financing activities
Proceeds from issuance of notes payable	175,000	-
Proceeds from exercise of warrants	250	-
Conversion of debt to equity	-	122,598
Common stock subscribed but not yet issued	-	481,000

Net cash provided by financing activities	175,250	603,598

Net increase/(decrease) in cash	(164,175)	89,261

Cash beginning of period	166,535	271,334

Cash end of period	$2,359	$360,595

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2009
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

Property and Equipment

Net property and equipment owned by us as of September 30, 2009 total $4,664.

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

Notes Payable

We had short term notes of $948,279 outstanding at September 30, 2009.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by us.  To date $90,000 in services has been provided.

Commitments and Contingencies

During 2000, we were involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against us was rendered for approximately $205,000. As of September 30, 2009, we recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in current pricing levels that we can charge for our services or which we pay to our suppliers and business partners; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; foreign currency  fluctuations; changes in the business prospects of our business partners and customers; increased competition, including from our business partners; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce. Additional risk factors pertaining to our business and the value of our stock is contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and is available for review at no charge at www.sec.gov.

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

Revenues

We generated revenue during the quarter as we have continued ramping up operations which have been in quasi hibernation since mid-2001. The revenue that was generated was generated in the following manner:

•	VIP subscriptions to our Worlds Ultimate 3-D Chat service; and
•	Software development to provide a demo site for a 3-D world.
Expenses

We classify our expenses into two broad groups:

o        cost of revenues; and

o        selling, general and administration.

Liquidity and Capital Resources

We have had to severely diminish our operations from mid-since 2001 until the last half of 2007 due to a lack of liquidity. We were able to issue equity in the last two years and raise capital that will help us to be better positioned to compete for new business. We continue to pursue additional sources of capital. We have no current and debt arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  If we cannot start to generate sufficient revenues, we may need to halt operations.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2009 and 2008 were $10,374 and $266, respectively. Our net revenues for each of the nine months ended September 30, 2009 and 2008 were $100,967 and $92,141, respectively.  Revenue over the nine month period has remained steady. We had revenue during the 9 months of 2009 from developing a 3-D world under our deferred revenue agreement and designing and developing a virtual world prototype.  For 2008 we had a software development project to provide a demo 3-D world for a client. While this amount of business from operations is still relatively inconsequential, we believe it is indicative of our recent awakening and hopefully, a return to active operations.

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

Revenue increased by $10,108, to $10,374 for the three months ended September 30, 2009 from $266 in the prior year. Revenue increased by $8,826 to $100,967 for the nine months ended September 30, 2009 from $92,141 in the prior year. The business has been running in a diminished mode due to the lack of liquidity. We expect  increased, though not necessarily sufficient, operating results until such time that we can raise a sufficient amount of capital to provide the resources required that would enable us to generate significant sales.

Our cost of revenues during the three months ended September 30, 2009 and 2008 are primarily comprised of (1) cost of goods sold: 18% and 8%, respectively, and (2) selling general and administrative expenses: 82% and 92%, respectively. Cost of sales on a consolidated basis decreased $4,162 to $11,727 for the three months ended September 30, 2009, from $15,889 in the three months ended September 30, 2008, reflecting the fairly steady business activity.

Our cost of revenues during the nine months ended September 30, 2009 and 2008 are primarily comprised of (1) cost of goods sold: 35% and 26%, respectively, and (2) selling general and administrative expenses: 57% and 74%, respectively.  For the 2009 there was a warrants expense of 8%.  Cost of sales on a consolidated basis increased $24,005 to $160,214 for the nine months ended September 30, 2009, from $136,209 in the nine months ended September 30, 2008, reflecting the increased business activities.

Selling general and administrative expenses decreased by $123,218, from $175,411 to $52,193 for the three months ended September 30, 2008 and 2009, respectively. Selling general and administrative expenses decreased by $126,930, from $393,437 to $266,507 for the nine months ended September 30, 2008 and 2009, respectively. The decreases were insignificant.

Other expenses for the three months ended September 30, 2009 include interest expense of $1,605 directly attributable to the notes payable in the three months ended September 30, 2009.  Interest expense for the three months ended September 30, 2008 was $18,997.  Other expenses including interest expense for nine months ended September 30, 2009 and 2008 was $3,210 for 2009 and $56,990 in interest expense and $20,000 in financing expense for 2008.

As a result of the foregoing we had a net (loss) of $(55,150) for the three months ended September 30, 2009 compared to a (loss) of $(230,031) in the three months ended September 30, 2008.

 We had a net (loss) of $(364,796) for the nine months ended September 30, 2009 compared to a loss of $(514,495) in the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our financial and liquidity position as exhibited by our cash and cash equivalents was $2,359 at September 30, 2009. At September 30, 2008, cash and cash equivalents was $166,535. This decrease of $164,176 was the result of operations offset by the new notes payable in the amount of $175,000. There were no capital expenditures in the nine months ended September 30, 2009 compared to $3,031 for the nine months ended September 30, 2008.

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

Item 3. Quantitative and qualitative disclosures about market risk.

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. Controls And Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2009, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

In July we issued 310,929 shares of our common stock as payment to a consultant for services provided. This issuance was approved by our board of directors and was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, inasmuch as the offering did not involve a public offering. On the date of issuance the closing price of our common stock was $0.09 per share. We also issued 25,000 shares upon the exercise of a warrant at an exercise price of $0.01 per share. In August we issued 500,000 shares of our common stock to settle an outstanding liability. This issuance was approved by our board of directors and was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, inasmuch as the offering did not involve a public offering. On the date of issuance the closing price of our common stock was $0.09 per share.

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

Date: November 11, 2009

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