Form 10-K
period 2009-12-31
Worlds.com, Inc.
filed 2010-04-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

 Large Accelerated Filer                                                  Accelerated Filer                                            Non-Accelerated Filer            ☒  Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of March 31, 2010 (a date within the past 60 days) was approximately $6,065,325.

At March 31, 2010, the issuer had outstanding 53,663,758 shares of par value $.001 Common Stock, of which 46,459,972 shares were held by non-affiliates.

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

TABLE OF CONTENTS
PART I

Item 1	Business	3
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	NA
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Reserved by the SEC	NA

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6	Selected Financial Data	NA
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	NA
Item 8	Financial Statements	11
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20
Item 9A(T)	Controls and Procedures	20
Item 9B	Other Information	20

PART III

Item 10	Directors, Executive Officers and Corporate Governance	21
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13	Certain Relationships and Related Transaction, and Director Independence	23
Item 14	Principal Accountant Fees and Services	23
Item 15	Exhibits	23

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

Sites using our technology allow numerous, simultaneous visitors to enter, navigate and share interactive "worlds". Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that our sites are highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

Recent developments

Worlds terminated all full time employees in June 2001 and ceased SEC reporting as a result of the internet market meltdown and an aborted financing the company had planned for September 2001.  Although essentially inactive from mid-2001 through mid-2007, the company continued to maintain its service while daily operations ceased as well as continued software development on an as needed basis and under contract licenses.

While the company has kept the service up there have been thousands of customer created worlds and Avatars developed using Worlds’ tools and hosted on the members’ PCs.

As a result of the renewed public interest in 3D sites during the second quarter of 2007, management began to explore the possibility of becoming more active operationally.  As detailed below, beginning during the third quarter of 2007 and continuing through 2009 we, among other things, expanded our Board, completed two small financings, began upgrading our technology and more actively sought business opportunities.

In 2008 we completed a restructuring and restart of the Company’s operations. As a result, we are now current with our SEC periodic reporting obligations.  We also raised an additional $481,000 in 2008 through a private placement at a price of $0.30 per share.

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

We upgraded our 3D platform making it competitive with, and even exceeding, current industry standards..  We also developed a micro-economy system which is tied into a Visa debit card platform for online and off line usage.

During the last 12 months, we (i) developed two prototype 3D worlds for Pearson Education Group; and (ii) completed development of a demonstration world for Pepsi on behalf of theater circuit National Amusements.  We also completed a $175,000 financing in May 2009.  We are currently negotiating with a number of educational content companies for distant learning applications as well as medical institutions for development of virtual support groups and medical information virtual worlds, although no assurance can be given that any of these negotiations or discussions will ever result in signed contracts.

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

o
Creating effective offline distribution partnerships with recording artists and their record companies. We are now actively seeking to enter into alliances with recording artists and their record companies.

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

Now that we have (i) successfully completed our initial private placement, (ii) are SEC compliant, and (iii) and nearing completion of our technology upgrades, we are negotiating Joint Venture partnerships with brand leaders in seven primary strategic verticals which we believe have the potential to provide us with growth opportunities in each vertical for substantial revenue.

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

Employees

As of December 31, 2009, we had one full time employee, o ur president, Thomas Kidrin.

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2009, we had no cash or cash equivalents. Accordingly, if we do not develop any new projects, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

Although our proprietary technology is the foundation of our products, we also use the technology of other companies in the creation and delivery of our products. Accordingly, any delay or termination by any of these third-party providers in the provision of their technologies to us because of our failure, or perceived inability, to pay such vendors or otherwise could cause a disruption in the commercial distribution of our own products. Further, any material increases in the prices these providers charge us for use of their technologies could force us to increase the prices we charge for our own products or possibly make the creation and distribution of our products no longer economically feasible or desirable. We cannot assure you that any of these companies will continue to provide their technology to us in an efficient, timely and cost-effective manner. An interruption in, or termination of, our access to any necessary third party technologies, and our subsequent inability to make alternative arrangements in a timely manner, if at all, would likely have a material adverse effect on our business and financial condition.

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

o the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and

o the non acceptance by the market of such new service and products.

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

While we currently have approximately 53,663,758 shares of common stock outstanding, we are authorized to issue up to 65,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company.

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

As of April 15, 2010, there are outstanding options and warrants to purchase an aggregate of approximately 18,362,838 shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of offices in our president's residence at 11 Royal Road, Brookline, Massachusetts 02445, where we occupy approximately 800 square feet.  This space is adequate for our present and our planned future operations. We currently pay no rent to our president for use of this space, although when funds are available we may do so in the future. In addition we have no written agreement or formal arrangement with our president pertaining to the use of this space. No other businesses operate from this office. We have no current plans to occupy other or additional office space.

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

ITEM 4. RESERVED BY THE SEC.

None.
PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com Inc., our symbol was changed to "WDDD." During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets, but returned to the Bulletin Board in the third quarter of 2008. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions):

Year Ended December 31, 2009:	High	Low
3/31/2009	$0.22	$0.12
6/30/2009	$0.21	$0.08
9/30/2009	$0.15	$0.08
12/31/2009	$0.10	$0.05

Year Ended December 31, 2008:	High	Low
3/31/2008	$0.45	$0.15
6/30/2008	$0.45	$0.20
9/30/2008	$0.40	$0.16
12/31/2008	$0.27	$0.11

Holders

As of December 31, 2009, we had 609 shareholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During 2009 we issued promissory notes with penny warrants raising an aggregate of $175,000 from eight investors, all of whom were “accredited” and were existing shareholders.  The notes can be converted into 1,750,000 shares of common stock.  The warrants represent another 975,338 shares of common stock if converted.  In February 2010 all the notes were converted into common stock.

During 2009 we also issued an aggregate of 100,000 stock options exercisable at $0.11 per share to various persons for consulting services.

During 2009 we also issued an aggregate of 751,009 shares of common stock as payment for services rendered and another 500,000 shares as part of a settlement agreement to pay an outstanding  balance to a former vendor.

During 2008, we sold 1,609,415 shares of our common stock at a price of $0.30 per share for approximately $481,000. For each 20 shares purchased, each investor also acquired one warrant to purchase an additional share of our common stock for 18 months at a price of $0.50 per share for an aggregate of 80,166 warrants.  No underwriters were utilized in the placement but a broker fee of $20,000 was paid.  The offer, sale and issuance of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended inasmuch as: all of the investors were “accredited” as defined in Rule 501 of Regulation D promulgated under such Section 4(2); the investors took their shares for investment purposes without a view to distribution; the investors had access to information concerning the Company and its business prospects; there was no advertising or general solicitation involved in the sale of the shares; no commissions were paid; and the securities that were issued contain standard restrictive legends.

During 2008 we also issued stock options to various persons, who are not directors, as follows:

350,000 exercisable at $0.30
212,500 exercisable at $0.35

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by stockholders	18,362,838		$0.061	6,637,162
Stock option grants approved by stockholders	0	$	N/A	-
Total	18,362,838		$0.063	6,637,162

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

When used in this form 10-K and in future filings by the Company with the Commission, The words or phrases such as "anticipate," "believe," "could," "would," “should,” "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within  the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The following discussion should be read in conjunction with the financial statements and related notes which are included in this report under Item 8.

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

Revenues

We generated only modest revenue during the year as we have reduced operations due to a lack  of funds.  The revenue that was generated resulted from VIP subscriptions to our Worlds Ultimate 3-D Chat service and software development to provide a site for a 3-D world under our deferred revenue agreement.

Expenses

We classify our expenses into two broad groups:

o	cost of revenues; and

o	selling, general and administration.

Since mid-2007, as more funds became available from our financings, we were able to increase operations and become more active operationally.

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital that enabled us to begin upgrading our technology, develop new products and actively solicit additional business.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2009 and 2008 were $101,115 and $92,549, respectively.  We had revenue in 2009 from developing a 3-D world under our deferred revenue agreement and for 2008 we had a software development project to provide a demo 3-D world for a client. While this amount of business from operations is still relatively inconsequential, we believe it is indicative of our recent awakening and return to active operations.

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenue increased by $8,566 to $101,115 for the year ended December 31, 2009 from $92,549 in the prior year.  This represents only a small increase and reflects the fact that the business is running in a limited mode due to the lack of available funds.

Cost of revenues decreased by $36,137 to $164,995 in 2009 from $201,132 in 2008 reflecting the efficiencies obtained from the prior year’s development activities resulting in our ability to create new worlds with less expense.

Selling general and administrative (S, G & A) expenses increased by $6,771 from $590,690 to $597,461 for the years ended December 31, 2008 and 2009, respectively.    The relatively flat increase indicates a similar level of activity from year to year.

Other S, G & A expenses include warrants expense of $35,833, options expense of $25,031 and interest expense of $4,815 in the year ended December 31, 2009.  Other expenses for the year ended December 31, 2008 included financing fees of $20,000 and interest expense of $75,988 attributable to the then outstanding notes payable.

As a result of the foregoing, we realized a net loss of $727,019 for the year ended December 31, 2009 compared to a loss of $793,810 in the year ended December 31, 2008, a decreased loss of $66,791.

Liquidity and Capital Resources

At December 31, 2009, we had no cash, cash equivalents, short-term marketable securities or marketable equity securities.  We raised an aggregate of $175,000 through the issuance of convertible notes in May of 2009.  At December 31, 2008, cash, cash equivalents, short-term marketable securities and equity securities was $166,535.  We sold 1,609,415 shares of our common stock to raise approximately $481,000 during 2008.  This decrease of $166,535 was the result of selling, general and administrative costs as well as costs relating to developing the 3-D world under the deferred revenue agreement whereby the cash was received in prior years.  No capital expenditures were made in 2009 or 2008.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2008 and 2009  financings were used to upgrade our existing technology, develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission to bring us “current” in our filings so we couldqualify to have our stock quoted on the OTC Bulletin Board or listed on NASDAQ, if and when we otherwise qualify.  We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services.  No assurances can be given that we will be able to raise any additional funds.

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

Subsequent Events

In February 2010, the Company completed a private placement of 1,454,590 shares of its common stock for aggregate proceeds of $145,459.  The investors also received an aggregate of 975,338_ warrants as part of the equity investment exercisable at $0.15per share.  The Company also converted the $175,000 in notes payable from the 2009 financing into 1,750,000 shares of its common stock.
As described above we have commenced litigation to enforce our intellectual property rights under our patents.  The litigation is working its way through the courts.  No assurance can be given that we will be successful in the litigation or that we will receive any funds as a result of the litigation

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

ITEM 8. FINANCIAL STATEMENTS.

--------
AUDITED
 FINANCIAL STATEMENTS

Worlds.com Inc.

December 31, 2009
--------

Bongiovanni & Associates, PA
Certified Public Accountants

BONGIOVANNI & ASSOCIATES, CPA'S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds.com Inc.

We have audited the accompanying balance sheet of Worlds.com Inc. (the “Company”) as of December 31, 2009 and 2008 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ending. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds.com Inc. (a New Jersey corporation) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, CPA'S
Bongiovanni & Associates, CPA'S
Cornelius, North Carolina
April 7, 2010

Worlds.com Inc
Balance Sheets
December 31, 2009 and December 31, 2008
	Audited	(Restated)
		Audited
	31-Dec-09	31-Dec-08
Current Assets
Cash and cash equivalents		$84
Certificate of deposit	$-	166,451

Total Current Assets	-	166,535

Property and equipment, net of
accumulated depreciation	3,883	7,387

TOTAL ASSETS	$3,883	$173,922

Current Liabilities
Bank Overdraft	$1,175	$-
Accounts payable	782,784	907,784
Accrued expenses	1,589,587	1,399,167
Officer loan payable	4,000
Deferred revenue	541,950	631,950
Notes payable	948,279	773,279

Total Current Liabilities	3,867,776	3,712,180

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 65,000,000 shares, issued and outstanding 53,663,758 and 52,387,749 at December 31, 2009 and December 31, 2008 respectively)	$53,663	$52,387
Additional Paid in Capital	22,258,713	21,858,603
Accumulated Deficit	(26,176,269)	(25,449,248)

Total stockholders deficit	(3,863,893)	(3,538,258)

Total Liabilities and stockholders deficit	$3,883	$173,922

See Notes to Condensed Financial Statements

Worlds .com
Statements of Operations
For Years Ended December 31, 2009 and December 31, 2008
	Year ended December 31,
		(Restated)
	2009	2008
Revenues
Revenue	$101,115	$92,549

Total	101,115	92,549

Cost and Expenses
Cost of Revenue	164,995	201,132

Gross Profit (Loss)	(63,880)	(108,583)

Warrants expense	35,833	-
Options Expense	25,031	-
Common stock issued for services renderred	225,303	-
Selling, General & Admin.	372,158	590,690

Operating loss	(722,204)	(699,273)

Other Income Expense
Interest Income	-	1,451
Interest Expense	4,815	75,988
Financing Expense	-	20,000
Loss from operations before income taxes	$(727,019)	$(793,810)
Income Taxes	-	-
Net Loss	$(727,019)	$(793,810)

Weighted Average Loss per share	$(0.01)	(0.02)

See Notes to Condensed Financial Statements

Worlds .com
Statement of Cash Flows
December 31, 2009 and December 31, 2008
		(Restated)
	31-Dec-09	31-Dec-08
Cash flows from operating activities
Net (loss)	$(727,019)	$(793,810)
Adjustments to reconcile net loss to net cash used
in operating activities
Warrants Expense	35,833	-
Depreciation	3,504	3,504
Fair value of stock options issued	25,031	85,292
Common stock issued for services rendered	225,303	31,098
Forgiveness of note payable	-	122,598
Deferred costs	-	55,695
Deferred revenue	(90,000)	-
Prepaid expenses and other current assets		9,860
Bank overdraft	1,175	-
Accounts payable and accrued expenses	13,938	(98,527)

Net cash used in operating activities	(512,236)	(584,290)

Cash flows from investing activities
Acquisition of property and equipment	-	(1,516)
Maturity of certificate of deposit	166,451	-

Net cash used in investing activities	166,451	(1,516)

Cash flows from financing activities
Proceeds from issuance of notes payable	175,000
Proceeds from sale of common stock	-	481,007
Proceeds from exercise of warrants	250	-
Preceeds from officer loan payable	4,000	-

Net cash provided by financing activities	179,250	481,007

Net (decrease) in cash	(166,535)	(104,799)

Cash beginning of Year	166,535	271,334

Cash end of Year	$0	$166,535

Supplemental disclosure of cash flow information:
Cash paid during the Year for
Interest	$-	$-
Income taxes	$-	$-

See Notes to Condensed Financial Statements

Worlds .com
Statement of Stockholders Equity
For the Year Ended December 31, 2009 and 2008

				Common	Common
				Shares	Stock		Total
			Additional	Subscriber	Subscriber	Accumulated	stockholders'
	Common stock		Paid-in	but not	but not	Deficit	equity
	Shares	Amount	capital	Issued	Issued		(deficit)

Balance, January 1, 2008	44,824,314	$44,824	$21,140,760	$5,411,764	$5,411	$(24,655,439)	$(3,464,444)

Issuance of common stock previously subscribed in prior year	411,764	411		(411,764)	(411)		-
Issuance of common stock previously subscribed in prior year	5,000,000	5,000		(5,000,000)	(5,000)		-
Conversion of debt to Equity	400,000	400	122,198				122,598
Common stock issued for services rendered	142,256	142	30,956				31,098
Equity investment	1,609,415	1,610	479,397				481,007
Issuance of Options at fair value			85,292				85,292
Net loss for the year ended December 31, 2008						(793,810)	(793,810)

Balances, December 31, 2008	52,387,749	$52,387	$21,858,603	-	-	(25,449,249)	$(3,538,259)

Issuance of warrants	25,000	25	36,058				36,083
Common stock issued for payment of vendor balance	500,000	500	139,500				140,000
Common stock issued for services rendered	751,009	751	224,552				225,303
Net Loss for the year ended December 31, 2009						(727,019)	(727,019)

Balances, December 31, 2009	53,663,758	$53,663	$22,258,713			$(26,176,269)	$(3,863,893)

See Notes to Condensed Financial Statements

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.  For most of the past year the Company has been operating at a significantly reduced capacity, with only one full time employee, performing primarily consulting services and licensing software and using consultants to perform any additional work that may be required.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

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

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Loss Per Share

The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were no common stock equivalents necessary for the computation of diluted loss per share, other than warrants and options which were anti-dilutive.

Stockholders Equity

751,009 shares of stock were issued for services rendered and another 500,000 shares were issued for the payment of a vendor balance.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2008 and 2009 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

During 2003, a law firm obtained a judgment against the Company for unpaid legal fees and other debt in the aggregate amount of $182,075. During 2008, the debt was converted into 400,000 shares of common stock.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008

NOTE 4 - PRIVATE PLACEMENTS OF EQUITY

During 2009 the Company issued notes with penny warrants raising $175,000 in cash.  The notes can be converted into 1,750,000 shares of common stock.  The warrants represent another 975,338 shares of common stock if converted. The effects on dilutive earnings per share are not applicable due to its anti-dilutive effect.  In February 2010, all the notes were converted into common stock.

During the year ended December 31, 2008, the Company completed a private placement of 1,609,415 shares of its common stock for aggregate proceeds of $481,007. Stock options were issued to these investors in conjunction with the 2008 equity issuances. See Note 8 below for discussion regarding options.

One officer of the Company and a consultant received common shares totaling 142,256 for services rendered to the Company during 2008. $31,098 was expensed during 2008 which equates to the fair value of services rendered during 2008. This also approximated the closing stock prices at the dates of the common stock issuances.

NOTE 5 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.  During 2009, $90,000 worth of services was provided leaving a balance of $541,950 at December 31, 2009.

NOTE 6 - NOTES PAYABLE

Notes Payable

Short term notes payable at December 31, 2009 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand.                   $124,230

Unsecured note payable to a shareholder bearing  10% interest.
Entire balance of principal and unpaid interest due on demand.                   $649,049

Secured notes payable to investors bearing  7% interest.
Balance of principal and unpaid interest due February 1, 2010                    $175,000

Total current                                                                                                      $948,279

 2010                            $948,279
 2011                            $         -0-
 2012                            $         -0-
 2013                            $         -0-
 2014                            $         -0-

NOTE 7- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at December 31, 2009 and 2008 is as follows:

                                                                                                                      2009                  2008
Computer equipment                                                            $10,891              $10,891
Less: accumulated depreciation                                              7,008                   3,504
  $3,883               $ 7,387
   =====                =====

Depreciation expense recorded for 2009 and 2008 was $3,504 and $3,504, respectively.

NOTE 8 – STOCK OPTIONS

Stock Options

During 2009 the Company issued stock options to various parties.  The stock options allow the parties to purchase shares of the Company’s common stock at various prices per share per each individual option agreement.  The options allow the various parties to purchase one share of its stock for each option.  The options expire at various times through September 25, 2012 per each individual option agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. There were no forfeited options during 2009. During the year ended December 31, 2009, the Company recorded an expense of $25,031, equal to the estimated fair value of the options at the date of grants.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 3.0% risk-free interest, 0% dividend yield, 60% volatility, and expected lives ranging from one to five years.

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

Stock Warrants and Options

Stock warrants and options outstanding and exercisable on December 31, 2009 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years

Outstanding
$0.35	212,500	4.00
$0.30	50,000	0.90
$0.30	200,000	1.33
$0.30	150,000	1.75
$0.22	350,000	0.92
$0.20	300,000	3.00
$0.20	300,000	4.00
0.11	75,000	0.95
0.11	100,000	2.75
0.05	15,450,000	2.75
0.01	437,500	2.33

Exercisable
$0.35	212,500	4.00
$0.30	50,000	0.90
$0.30	200000	1.33
$0.30	150000	1.75
$0.22	350,000	0.92
$0.20	300,000	3.00
$0.20	300,000	4.00
$0.11	75,000	0.95
$0.05	15,450,000	2.75
$0.01	437,500	2.33

NOTE 9 - INCOME TAXES

At December 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2023.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2009 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $290,000 and $317,000 for the years ended December 31, 2009 and 2008, respectively.

The Company’s total deferred tax asset as of December 31, 2009 is as follows:

Net operating loss carry forwards                                                               $16,000,000
Valuation allowance                                                                                      (16,000,000)

Net deferred tax asset                                                                           $      --
                                                               ========
The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

Income tax computed at the federal statutory rate                                                34%
Income tax computed at the state statutory rate                                                     5%
Valuation allowance                                                                                                (39%)

Total deferred tax asset                                                                                              0%

NOTE 10 - SUBSEQUENT EVENTS

In February 2010, the Company completed a private placement of 1,454,590 shares of its common stock for aggregate proceeds of $145,459. The investors also received an aggregate of 975,338 warrants as part of the equity investment exercisable at $0.15per share. The Company also converted the $175,000 in notes payable from the 2009 financing into 1,750,000 shares of its common stock.

As described above the Company commenced litigation to enforce our intellectual property rights under their patents. The litigation is working its way through the courts. No assurance can be given that the Company will be successful in the litigation or that the Company will receive any funds as a result of the litigation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal control over financial reporting was effective as December 31, 2009 at the reasonable assurance level.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent

Name	Age	Position
Thomas Kidrin	57	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	49	Vice President- Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	63	Director
Jay Coleman	59	Director
Robert Fireman	61	Director

Thomas Kidrin has been president, secretary and treasurer from December 1997 through July 2007_then added the title chief executive officer since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan has been Vice President- Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  Since 2004, Mr. Ryan has been the VP Finance of Peminic, Inc.  Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University in New York.

Bernard Stolar, noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America's game division.

Jay Coleman is the founder and CEO, since 1976, of Entertainment Marketing & Communications International, a leading independent company linking worldwide consumer marketing with the broad spectrum of contemporary music, entertainment and technology.  Major deals include the Rolling Stones with American Express; Michael Jackson with Pepsi; and Sponsorship for Live Aid and Live Earth, among other major media events. Mr. Coleman is best known for pioneering music sponsorship and marketing, creating landmark deals, and expanding the company's marketing capabilities beyond pop music, creating breakthrough concepts in all areas of entertainment.

Robert Fireman joins the Worlds team as a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

The board of directors did not meet during 2009 but acted by written consent four times.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics was filed  as Exhibit 14.1 to a previous annual report. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2009.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2009 and 2008, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2009	$123,077(3)	0	0	0		0	$123,077(3)
	2008	$200,000	0	0	0		0	$200,000

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement with a 2009 salary of $242,000.  The balance of his compensation has been deferred due to lack of funds.

Stock Option Grants

The following table sets forth information as of December 31, 2009 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	15,000,000	0	0	$0.05	08-31-12

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2009 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Jay Coleman	0	0	6,382	Value		89	6,382
Robert Fireman	0	0	6,382				6,382
Bernard Stolar	0	0	6,382				6,382

 (1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to the named director in fiscal year 2009, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

Employment Agreements

On September 4, 2007, our board approved entry into an employment agreement with our president, Thom Kidrin.  The agreement, dated as of September 1, 2007, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on January 1 of each year; a monthly car allowance of $1,000; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 15 million shares of our common stock at an exercise price of  $0.05 per share, of which one-third vested on September 4, 2007, one-third vest on August 31, 2008 and the balance vested on August 31, 2009; a death benefit equal to one year of the then base salary and a disability benefit equal to two years of the then base salary; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

Stock Option Plan

On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which we intend to present to our shareholders for their approval at our next annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.  To date, 17,387,500 options have been issued under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 1, 2010, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 53,663,758 shares of common stock outstanding as of April 1, 2010.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 1, 2010

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	16,290,000(3)	31.08%
Jay Coleman	475,000(4)	0.91%
Robert Fireman	350,000(4)	0.67%
Bernard Stolar	350,000(4)	0.67%
Steven Chrust	6,538,786(5)	12.18%
All directors and executive officers as a group (one person)	24,003,786(6)	44.73%

 (1) Unless stated otherwise, the business address for each person named is Worlds.com, Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 15 million currently exercisable stock options.

(4) Consists of currently exercisable stock options.

(5) Includes common shares and warrants directly and indirectly owned.

(6) Includes 16,175,000 currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Jay Coleman, one of our directors, received 125,000 stock options exercisable for 3 years at a price of $0.30 per share, which was the closing price of our common stock on the date of grant, as compensation for his efforts in generating new business for the Company. The issuance was approved by the board of directors, including all of the independent directors

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009		2008
	Bongiovanni		Bongiovanni

Audit Fees (1)	$23,000	(2)	$17,000
Audit-Related Fees (3)	9,000		9,000
Tax Fees (4)	$0		5,000
All Other Fees (5)			--
Total Accounting Fees and Services	$32,000		$31,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Bongiovanni in 2009 and 2008 relate to (i) the audit of our annual financial statements for the years ended December 31, 2009 and 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2009 and 2008.

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

Dated: April 14, 2010                                                                                                WORLDS.COM INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                          April 14, 2010
Thomas Kidrin                                and Director

/s/ Christopher J. Ryan                     Vice President - Finance and                                  April 14, 2010
Christopher J. Ryan                          Principal Accounting and
                                                            Financial Officer

/s/ Bernard Stolar                              Director                                                                    April 14, 2010
Bernard Stolar

/s/ Jay Coleman                                 Director                                                                    April 14, 2010
Jay Coleman

/s/ Robert Fireman                             Director                                                                   April 14, 2010
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