Form 10-Q
period 2010-03-31
Worlds.com, Inc.
filed 2010-05-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

As of May 10, 2010, 57,368,348 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc
Balance Sheets
March 31, 2010 and December 31, 2009
	Unaudited	Audited

	31-Mar-10	31-Dec-09
Current Assets

Cash and cash equivalents	$114,417

Total Current Assets	114,417	0

Property and equipment, net of
accumulated depreciation	3,102	3,883

TOTAL ASSETS	$117,519	$3,883

Current Liabilities
Cash Overdraft		$1,175
Accounts payable	782,784	782,784
Accrued expenses	1,651,588	1,589,587
Loan payable officer	-	4,000
Deferred Revenue	466,950	541,950
Notes Payable	773,279	948,279

Total Current Liabilities	3,674,601	3,867,776

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 65,000,000 shares, issued and outstanding 53,663,758 and 53,663,758 at March 31, 2010 and December 31, 2009 respectively)	$53,663	$53,663
Common stock to be issued (3,704,590 shares)	3,704
Additional Paid in Capital	22,575,468	22,258,713
Accumulated Deficit	(26,189,917)	(26,176,269)

Total stockholders deficit	(3,557,082)	(3,863,893)

Total Liabilities and stockholders deficit	$117,519	$3,883

See Notes to Condensed Financial Statements

Worlds.com Inc
Statement of Operations
Three Months Ended March 31, 2010 and March 31, 2009

		Three months ended March 31

		2010	2009
Revenues
	Revenue	$75,536	$494

Total		75,536	494

Cost and Expenses

	Cost of Revenue	4,781	124,795

	Gross Profit	70,755	(124,301)

	Selling, General & Admin.	84,403	118,141

	Operating loss	(13,648)	(242,442)

Other Income Expense
	Interest Expense

Net Loss		$(13,648)	$(242,442)

See Notes to Condensed Financial Statements

Worlds.com Inc
Statement of Cash Flows
Three Months Ended March 31, 2010 and March 31, 2009

	31-Mar-10	31-Mar-09
Cash flows from operating activities
Net (loss)	$(13,648)	$(242,441)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	781	908
Cash Overdraft	(1,175)
Accounts payable and accrued expenses	62,000	100,368
Deferred Revenue	(75,000)

Net cash used in operating activities	(27,042)	(141,165)

Cash flows from financing activities
Proceeds from exercise of warrants	145,459
Repayment of officer loan payable	(4,000)

Net cash provided by financing activities	141,459

Net (decrease) in cash	114,417	(141,165)

Cash beginning of period	0	166,535

Cash end of period	$114,417	$25,370

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

See Notes to Condensed Financial Statements

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three Months Ended March 31, 2010
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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has not always had significant  revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain additional financing in an amount sufficient to fully implement its business plan which has had a material adverse effect on the Company, including requiring the Company to severely diminish operations in past years and at times halting them almost entirely. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Due to limited funds, the Company has been operating at a significantly reduced capacity in recent years with no more than one full time employee; performing primarily consulting services; and licensing software using consultants to perform any work that may be required.

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

Property and Equipment

Net property and equipment owned by the Company as of March 31, 2010 total $3,102.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2010.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of March 31, 2010 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

NOTE 2 - GOING CONCERN

 From mid-2001 through most of 2007, the Company  had to significantly curtail and at times almost cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had periods where it had only minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

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

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 11, 2009, our management concluded that our audited financial statements for the years ended December 31, 2007 and 2008 and our unaudited quarterly financial statements for the quarterly periods in such years should no longer be relied upon.  Specifically, our liabilities were understated by approximately $1,714,179 on December 31, 2007 and by approximately $2,719,942 on December 31, 2008 (which amount is cumulative and includes the amount understated in 2007) with an overstatement of income on such dates of $1,714179 and $1,005,763, respectively.  The facts underlying our original conclusion is that all of such liabilities have exceeded the applicable statutes of limitations and based upon an opinion of counsel which stated that the likelihood of our having to pay these liabilities was highly improbable, our independent auditor concurred with our decision to write off all of such liabilities.  The staff (“Staff”) of the Securities and Exchange Commission, without disagreeing with our position that payment of such liabilities was highly improbable, advised us that under the facts of our situation, it was their conclusion that US GAAP accounting required that the liabilities not be written off at this time.  Following a series of calls with various Staff members, our management, in consultation with our counsel and independent auditor, agreed to accept the Staff’s position.  We have received guidance from the Staff as to the necessary steps we need to take to properly write off these liabilities and we expect to begin that process with certain of the largest creditors.  Regardless of whether we are ultimately successful in writing off all or some of these liabilities, we do not believe that these restatements will have any impact on our results of operations or cash flows as the fact remains that the statute of limitations has indeed passed with respect to these liabilities and the likelihood of our having to pay them remains highly improbable.

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

Starting in mid-2001 we were not able to generate enough revenue to sustain full operations and other sources of capital were not available. As a result, we have had to significantly curtail our operations since that time and at times almost halt them all together.

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

Liquidity and Capital Resources

We have had to severely diminish our operations from mid-since 2001 until the last half of 2007 due to a lack of liquidity.  We were able to issue equity and/or debt in the last few years and raise capital that will help us to be better positioned to compete for new business.  We continue to pursue additional sources of capital.  We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available.  If we cannot start to generate sufficient revenues, we may need to halt operations.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2010 and 2009 were $75,536 and $494, respectively.  The increase in revenue is due to revenue from developing a 3-D world under our deferred revenue agreement.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenue increased by $75,042, to $75,536 for the three months ended March 31, 2010 from $494 in the prior year.  $75,000 of the 2010 revenue is from developing a 3-D world under our deferred revenue agreement.  The business has been running in a severely diminished mode due to the lack of liquidity.   We need to raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended March 31, 2010 and 2009 are primarily comprised of (1) cost of goods sold: 5% and 51%, respectively, and (2) selling general and administrative expenses: 95% and 49%, respectively.  Cost of sales on a consolidated basis decreased $120,014 to $4,781 for the three months ended March 31, 2010, from $124,795 in the three months ended March 31, 2009, reflecting a decrease in business activities due to a lack of resources required to enable us to generate sales.

Selling general and administrative expenses decreased by approximately $33,738, from $118,141 to approximately $84,403 for the three months ended March 31, 2009 and 2010, respectively.

As a result of the foregoing we had a net loss of $13,648 for the three months ended March 31, 2010 compared to a loss of $242,442 in the three months ended March 31, 2009.

Liquidity and Capital Resources

Our financial and liquidity position has improved somewhat as exhibited by our cash and cash equivalents of $114,417 at March 31, 2010.  At March 31, 2009, cash and cash equivalents was $25,370.  The increase is the result of note holders exercising their warrants upon converting their notes to equity.  There were no capital expenditures in the three months ended March 31, 2010 or in the three months ended March 31, 2009.

Historically, our primary cash requirements have been to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity from mid-2001 through most of 2007.  We were able to find a small source of additional capital in 2007, 2008 and another in 2009.  There can be no assurance that any significant financing would become available to us at this time.  The additional capital that we secured in previous years enabled us to bid on new business.  There can be no assurance that any such new business would be sold in the future.

On December 24, 2008 we filed a patent infringement suit against NCSoft Corp in the United States District Court, Eastern District of Texas in order to enforce our intellectual property rights under our patents.  In April 2010, the parties agreed to settle the matter, the terms of which the parties have contractually agreed to keep confidential.

We are currently negotiating with various musical artists and other entities to develop worlds for them.  While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

On May 11, 2009, our management concluded that our audited financial statements for the years ended December 31, 2007 and 2008 and our unaudited quarterly financial statements for the quarterly periods in such years should no longer be relied upon.  Specifically, our liabilities were understated by approximately $1,714,179 on December 31, 2007 and by approximately $2,719,942 on December 31, 2008 (which amount is cumulative and includes the amount understated in 2007) with an overstatement of income on such dates of $1,714179 and $1,005,763, respectively.  The facts underlying our original conclusion is that all of such liabilities have exceeded the applicable statutes of limitations and based upon an opinion of counsel which stated that the likelihood of our having to pay these liabilities was highly improbable, our independent auditor concurred with our decision to write off all of such liabilities.  The staff (“Staff”) of the Securities and Exchange Commission, without disagreeing with our position that payment of such liabilities was highly improbable, advised us that under the facts of our situation, it was their conclusion that GAAP accounting required that the liabilities not be written off at this time.  Following a series of calls with various Staff members, our management, in consultation with our counsel and independent auditor, agreed to accept the Staff’s position.  We have received guidance from the Staff as to the necessary steps we need to take to properly write off these liabilities and we expect to begin that process with certain of the largest creditors.  Regardless of whether we are ultimately successful in writing off all or some of these liabilities, we do not believe that these restatements will have any impact on our results of operations or cash flows as the fact remains that the statute of limitations has indeed passed with respect to these liabilities and the likelihood of our having to pay them remains highly improbable.

Item 4T. Controls And Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.  The above statement notwithstanding, you are cautioned that no system is foolproof.

Changes in Internal Control Over Financial Reporting
During the 2010 first quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

 On December 24, 2008 we filed a patent infringement suit against NCSoft Corp in the United States District Court, Eastern District of Texas in order to enforce our intellectual property rights under our patents.  In April 2010, the parties agreed to settle the matter, the terms of which the parties have contractually agreed to keep confidential.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2009 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

  During the quarter, eight holders of an aggregate of $175,000 face value of our notes converted them into an aggregate of 1,750,000 shares of our common stock and we sold an aggregate of 1,454,590 shares of our common stock, to a total of five people, at a price per share of $0.10 raising $145,459.  A vendor converted his payable into 500,000 shares of our common stock.  These transactions were exempt from registration pursuant to an section 4(2) of the securities Act of 1933, as amended inasmuch as each of the purchasers was an accredited investor and was previously known to us, no advertising was utilized and no commissions were paid.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved by the SEC.

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

Date: May 13, 2010

WORLDS.COM INC.

/s/ Thomas Kidrin By: Thomas Kidrin President and CEO /s/ Christopher Ryan By: Christopher Ryan Chief Financial Officer

INDEX TO E XHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.