Form 10-Q
period 2010-06-30
Worlds.com, Inc.
filed 2010-08-16
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

As of August 5, 2010, 57,456,324 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Worlds.com Inc
Balance Sheets
June 30, 2010 and December 31, 2009
	Unaudited
		Audited
	30-Jun-10	31-Dec-09
Current Assets
Cash and cash equivalents	$27,380	$-
Restricted Cash	417,500	-
Total Current Assets	444,880	0

Property and equipment, net of
accumulated depreciation	2,321	3,883

TOTAL ASSETS	$447,201	$3,883

Current Liabilities
Cash Overdraft	$-	$1,175
Accounts payable	782,784	782,784
Contingent Deposit	417,500
Accrued expenses	1,678,435	1,589,587
Loan payable officer	-	4,000
Deferred Revenue	466,950	541,950
Notes Payable	773,279	948,279

Total Current Liabilities	4,118,948	3,867,776

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 65,000,000 shares, issued and outstanding 57,456,324 and 53,663,758 at June 30, 2010 and December 31, 2009 respectively)	$57,455	$53,663
Additional Paid in Capital	22,586,280	22,258,713
Accumulated Deficit	(26,315,482)	(26,176,269)
Total stockholders deficit	(3,671,747)	(3,863,893)

Total Liabilities and stockholders deficit	$447,201	$3,883

See Notes to Condensed Financial Statements

Worlds.com Inc
Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009

	Six months ended June 30,		Three months ended June 30,

	2010	2009	2010	2009
Revenues
Revenue	$75,574	$90,593	$38	$90,099

Total	75,574	90,593	38	90,099

Cost and Expenses

Cost of Revenue	8,112	148,487	3,331	25,300

Gross Profit (Loss)	67,462	(57,894)	(3,293)	64,799

Selling, General & Admin.	206,675	214,314	122,271	94,565

Operating loss	(139,213)	(272,208)	(125,565)	(29,766)

Other Income Expense
Interest Expense	-	1,605	-	1,605

Net (Loss)	$(139,213)	$(273,813)	$(125,565)	$(31,371)

Weighted Average Loss per share	(0.00)	(0.01)	(0.00)	(0.00)

See Notes to Condensed Financial Statements

Worlds.com Inc
Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009

	30-Jun-10	30-Jun-09
Cash flows from operating activities
Net profit/(loss)	$(139,213)	$(273,813)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	1,562	1,815
Issuance of common stock for services renderred	10,900
Changes in operating assets and liabilities
Cash Overdraft	(1,175)

Accounts payable and accrued expenses	88,847	64,210
Contingent Deposit	417,500
Deferred revenue	(75,000)	(90,000)

Net cash used in operating activities	303,421	(297,788)

Cash flows from financing activities
Proceeds from exercise of warrants	145,459	250
Proceeds from issuance of notes payable		175,000
Repayment of officer loan payable	(4,000)

Net cash provided by financing activities	141,459	175,250

Net increase/(decrease) in cash	444,880	(122,538)

Cash beginning of period	0	166,535

Cash end of period	$444,880	$43,997

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

See Notes to Condensed Financial Statements

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2010
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

Property and Equipment

Net property and equipment owned by the Company as of June 30, 2010 total $2,321.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2010.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of June 30, 2010 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

During 2010 the Company received cash of $417,500.  These funds are the subject of a dispute and may have been given to the Company in error and may need to be returned.  As of June 30, 2010 the Company is treating them as restricted cash and a contingent deposit on the balance sheet.

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

NOTE 5 - NOTES PAYABLE

Notes Payable

Short term notes payable at June 30, 2010 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand.                   $124,230

Unsecured note payable to a shareholder bearing  10% interest.
Entire balance of principal and unpaid interest due on demand.                   $649,049

Total current                                                                                                       $773,279

Principal payments over the next five years as of June 30, 2010 are as follows:

 2010                            $773,279
 2011                            $         -0-
 2012                            $         -0-
 2013                            $         -0-
 2014                            $         -0-

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at June 30, 2010 and  December 31, 2009 is as follows:

                                                                                                                      2010                  2009
Computer equipment                                                                                $10,891              $10,891
Less: accumulated depreciation                                                                 8,570                  7,008
                                                                                                                     $2,321               $ 3,883
                                                                                                                    =====                =====

Depreciation expense recorded for  six months ended June 30, 2010 was $1,562.

NOTE 7 - Equity

During the quarter, 87,976 shares of common stock were issued to a vendor for services rendered. This transaction was exempt from registration pursuant to section 4(2) of the securities Act of 1933, as amended inasmuch as the purchaser was an accredited investor and was previously known to us, no advertising was utilized and no commissions were paid.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2010 and 2009 were $38 and $90,099, respectively.  Our net revenue for each of the six months ended June 30, 2010 and 2009 were 75,574 and $90,593, respectively.  The decrease in revenue is primarily due to  a decrease in revenue from developing a 3-D world under our deferred revenue agreement.

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Revenue decreased by $90,061, to $38 for the three months ended June 30, 2010 from $90,099 in the prior year.    The business has been running in a severely diminished mode due to the lack of liquidity.   We need to raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended June 30, 2010 and 2009 are primarily comprised of (1) cost of goods sold: 3% and 21%, respectively, and (2) selling general and administrative expenses: 97% and 79%, respectively.  Cost of sales on a consolidated basis decreased $21,969 to $3,331 for the three months ended June 30, 2010, from $25,300 in the three months ended June 30, 2009, reflecting a decrease in business activities due to a lack of resources required to enable us to generate sales.

Selling general and administrative expenses increased by approximately $27,706, from $94,565 to approximately $122,271 for the three months ended June 30, 2009 and 2010, respectively.

As a result of the foregoing we had a net  loss of $125,565 for the three months ended June 30, 2010 compared to a net loss of $31,371 in the three months ended June 30, 2009.

Revenue decreased by $15,019 to $75,574 for the six months ended June 30, 2010 from $90,593 in the prior year,  The business has been running in a severely diminished mode due to the lack of liquidity.   We need to raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the six months ended June 30, 2010 and 2009 are primarily comprised of (1) cost of goods sold: 4% and 41%, respectively, and (2) selling general and administrative expenses: 96% and 59%, respectively.  Cost of sales on a consolidated basis decreased $140,375 to $8,112 for the six months ended June 30, 2010, from $148,487 in the six months ended June 30, 2009, reflecting a decrease in business activities due to a lack of resources required to enable us to generate sales.

Selling general and administrative expenses decreased by approximately $7,639, from $214,314 to approximately $206,675 for the six months ended June 30, 2009 and 2010, respectively.

As a result of the foregoing we had a net loss of $139,213 for the six months ended June 30, 2010 compared to a loss of $273,813 in the six months ended June 30, 2009.

Liquidity and Capital Resources

Our financial and liquidity position has improved somewhat since the close of our last fiscal year as exhibited by our unrestricted cash and cash equivalents of $27,380 at June 30, 2010.  At June 30, 2009, cash and cash equivalents was $43,997.  There were no capital expenditures in the three months ended June 30, 2010 or in the three months ended June 30, 2009.

Historically, our primary cash requirements have been to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines. Following the close of the second quarter, a motion was made to the court to reopen the matter based upon a claim that NC Soft Corp. did not comply with the terms of the settlement.

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

Item 4. Controls And Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.  The above statement notwithstanding, you are cautioned that no system is foolproof.

Changes in Internal Control Over Financial Reporting
During the quarter covered by this report there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On December 24, 2008 we filed a patent infringement suit against NCSoft Corp in the United States District Court, Eastern District of Texas in order to enforce our intellectual property rights under our patents.  In April 2010, the parties agreed to settle the matter, the terms of which the parties have contractually agreed to keep confidential. Following the close of the second quarter, a motion was made to the court to reopen the matter based upon a claim that NC Soft Corp. did not comply with the terms of the settlement.

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

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

During the quarter, 87,976 shares of common stock were issued to a vendor for services rendered. This transaction was exempt from registration pursuant to section 4(2) of the securities Act of 1933, as amended inasmuch as  the purchaser was an accredited investor and was previously known to us, no advertising was utilized and no commissions were paid.

Item 3. Defaults Upon Senior Securities

None.

Item 4.Reserved by the SEC.

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

Date: August 16, 2010

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