Form 10-Q
period 2010-09-30
Worlds.com, Inc.
filed 2010-11-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

As of November 8, 2010, 57,456,324 shares of the Issuer's Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	F-3
Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009	F-4
Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	F-5
Notes to Condensed Financial Statements	F-6 to F-7

Worlds.com Inc
Balance Sheets
September 30, 2010 and December 31, 2009
	Unaudited
		Audited
	30-Sep-10	31-Dec-09
Current Assets
Cash and cash equivalents	$75,362	$-
Restricted Cash	-

Total Current Assets	75,362	0

Property and equipment, net of
accumulated depreciation	1,540	3,883

TOTAL ASSETS	$76,902	$3,883

Current Liabilities
Cash Overdraft		$1,175
Accounts payable	782,784	782,784
Accrued expenses	1,688,435	1,589,587
Loan payable officer	2,400	4,000
Deferred Revenue	466,950	541,950
Notes Payable	773,279	948,279

Total Current Liabilities	3,713,848	3,867,776

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 65,000,000 shares, issued and outstanding 57,456,324 and 53,663,758 at September 30, 2010 and December 31, 2009 respectively)	$57,455	$53,663
Additional Paid in Capital	22,586,280	22,258,713
Accumulated Deficit	(26,280,681)	(26,176,269)
Total stockholders deficit	(3,636,946)	(3,863,893)

Total Liabilities and stockholders deficit	$76,902	$3,883

See Notes to Condensed Financial Statements

Worlds.com Inc Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009

	Nine months ended Sept. 30,		Three months ended Sept 30,

	2010	2009	2010	2009
Revenues
Revenue	$225,652	$100,967	$150,078	$10,374

Total	225,652	100,967	150,078	10,374

Cost and Expenses

Cost of Revenue	10,593	160,214	2,481	11,727

Gross Profit	215,059	(59,247)	147,597	(1,353)

Waarants expense		35,833
Selling, General & Admin.	319,471	266,507	112,796	52,193

Operating loss	(104,412)	(361,586)	34,801	(53,545)

Other Income Expense
Interest Expense	-	3,210	-	1,605

Net Profit/(Loss)	$(104,412)	$(364,796)	$34,801	$(55,150)

See Notes to Condensed Financial Statements

Worlds.com Inc
Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009

	30-Sep-10	30-Sep-09
Cash flows from operating activities
Net profit/(loss)	$(104,412)	$(364,796)
Adjustments to reconcile net loss to net cash used
in operating activities
Warrants expense		35,833
Depreciation	2,343	2,723
Cash Overdraft	(1,175)
Accounts payable and accrued expenses	98,847	(89,636)
Contingent Deposit	-
Deferred revenue	(75,000)	(90,000)

Net cash used in operating activities	(79,397)	(505,876)

Cash flows from investing activities
Maturity of certificate of deposit	-	166,451

Net cash used in investing activities	0	166,451

Cash flows from financing activities
Proceeds from exercise of warrants	145,459	250
Proceeds from issuance of notes payable		175,000
Issuance of common stock for services renderred	10,900
Repayment of officer loan payable	(1,600)

Net cash provided by financing activities	154,759	175,250

Net increase/(decrease) in cash	75,362	(164,176)

Cash beginning of period	0	166,535

Cash end of period	$75,362	$2,359

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

See Notes to Condensed Financial Statements

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2010
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

Property and Equipment

Net property and equipment owned by the Company as of September 30, 2010 total $1,540.

Income Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.  The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction, except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

Deferred revenue represents cash payments received in advance to be recorded as licensing revenue as earned.

Worlds.com Inc.
NOTES TO FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2010
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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2010.

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. On March 20, 2001 a judgment against the Company was rendered for approximately $205,000.  As of September 30, 2010 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheet.

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

•	VIP subscriptions to our Worlds Ultimate 3-D Chat service.
•	Licensing fees for our technology

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

 RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2010 and 2009 were $150,078 and $10,374, respectively.  Our net revenue for each of the nine months ended September 30, 2010 and 2009 were $225,652 and $100,967, respectively.  The increase in revenue is due to an increase in licensing revenue.

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Revenue increased by $139,704, to $150,078 for the three months ended September 30, 2010 from $10,374 in the prior year.    The increase in revenue is due to license revenue.  Despite the increase in license revenue, the business has been running in a severely diminished mode due to the lack of liquidity.   We need to raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the three months ended September 30, 2010 and 2009 are primarily comprised of (1) cost of goods sold: 2% and 18%, respectively, and (2) selling general and administrative expenses: 98% and 82%, respectively.  Cost of sales on a consolidated basis decreased $9,246 to $2,481 for the three months ended September 30, 2010, from $11,727 in the three months ended September 30, 2009, reflecting a decrease in business activities due to a lack of resources required to enable us to generate sales.

Selling general and administrative expenses increased by approximately $60,603, from $52,193 to approximately $112,796 for the three months ended September 30, 2009 and 2010, respectively.   The increase was primarily due to the costs related to the proxy sent out during the quarter.

As a result of the foregoing we had a net profit of $34,801 for the three months ended September 30, 2010 compared to a net loss of $55,150 in the three months ended September 30, 2009.

Revenue increased by $124,685 to $225,652 for the nine months ended September 30, 2010 from $100,967 in the prior year.  The increase from last year is due to license revenue.  The business has been running in a severely diminished mode due to the lack of liquidity.   We need to raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Our cost of revenues during the nine months ended September 30, 2010 and 2009 are primarily comprised of (1) cost of goods sold: 3% and 35%, respectively, and (2) selling general and administrative expenses: 97% and 58%, respectively.  For the nine months ended September 30, 2009 there was a warrant expense that made up the balance for 2009.  Cost of sales on a consolidated basis decreased $149,621 to $10,593 for the nine months ended September 30, 2010, from $160,214 in the nine months ended September 30, 2009, reflecting a decrease in business activities due to a lack of resources required to enable us to generate sales.

Selling general and administrative expenses increased by approximately $52,964, from $266,507 to approximately $319,471 for the nine months ended September 30, 2009 and 2010, respectively.  The increase is primarily due to costs related to the proxy sent out during the 3rd quarter of 2010.

As a result of the foregoing we had a net loss of $104,412 for the nine months ended September 30, 2010 compared to a net loss of $364,796 in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our financial and liquidity position has improved somewhat since the close of our last fiscal year as exhibited by our unrestricted cash and cash equivalents of $75,362 at September 30, 2010.  At September 30, 2009, cash and cash equivalents was $2,359.  There were no capital expenditures in the three months ended September 30, 2010 or in the three months ended September 30, 2009.

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

On December 24, 2008 we filed a patent infringement suit against NCSoft Corp in the United States District Court, Eastern District of Texas in order to enforce our intellectual property rights under our patents.  In April 2010, the parties agreed to settle the matter, which settlement was later disputed in August 2010 but was resolved finally in September 2010, the terms of which the parties have contractually agreed to keep confidential.

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

Item 4. Controls And Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.  The above statement notwithstanding, you are cautioned that no system is foolproof.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

 On December 24, 2008 we filed a patent infringement suit against NCSoft Corp in the United States District Court, Eastern District of Texas in order to enforce our intellectual property rights under our patents.  In April 2010, the parties agreed to settle the matter, which settlement was later disputed in August 2010 but was resolved finally in September 2010, the terms of which the parties have contractually agreed to keep confidential.

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

Date: November 11, 2010

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