Form 10-K
period 2010-12-31
Worlds.com, Inc.
filed 2011-03-09
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-24115

WORLDS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1848316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 Royal Road, Brookline, MA  02445

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

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

☐ Large Accelerated Filer    ☐  Accelerated Filer    ☐  Non-Accelerated Filer    ☒  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2010 (closing price was $0.09) was approximately $4,519,140.

At February 17, 2011, the issuer had outstanding 67,307,995 shares of par value $.001 Common Stock, of which 55,427,336 shares were held by non-affiliates.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe," and similar language, including those set forth in the discussion under "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

 PART I

ITEM 1. BUSINESS.

General

Worlds is a leading 3D entertainment portal which leverages its proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained. In support of this portal and our overall business strategy, we design and develop software, content and related technology for the creation of interactive, three-dimensional ("3D") Internet web sites. Using our technology, we create our own Internet sites, as well as sites available through third-party online service providers.

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

Recent developments

During the second quarter of 2007, management began to explore the possibility of becoming more active operationally.  As detailed below, beginning during the third quarter of 2007 and continuing through 2010 we, among other things, expanded our Board, completed some small financings, began upgrading our technology and more actively sought business opportunities.

In 2008 we completed a restructuring and restart of the Company’s operations. As a result, we are now current with our SEC periodic reporting obligations.

In February 2010, the Company completed a private placement of 1,454,590 shares of its common stock at a price per share of $0.10 for aggregate proceeds of $145,459.  The five investors also received an aggregate of 975,338 warrants as part of the equity investment exercisable at $0.15 per share.  The Company also converted the $175,000 in notes payable from the 2009 financing into 1,750,000 shares of its common stock. In December 2010, the Company completed a private placement to five investors of 3,333,331 shares of its common stock at a price per share of $0.12 for aggregate proceeds of $400,000.

Based upon our knowledge of the industry, we believe we hold the key patents in 3D online technology. We were awarded a 3rd U.S. patent on March 6, 2009.

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

 During the last 12 months, we (i) developed two additional prototype 3D worlds for Pearson Education Group; and (ii) completed development of a demonstration world for Circle Bank of California.

Our board has determined it will be in the best interest of our shareholders to establish a subsidiary, Worlds Online, into which all of Worlds’ online and operational technologies will be transferred. If implemented, it is currently anticipated that these assets will include: Worlds’ technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

Worlds Inc. will retain all of the related Intellectual  Property ( IP) consisting of the three existing patents, 6,219,045 - 7,181,690 and 7,493,558 and all continuance claims currently before the USPTO including any to be filed going forward.

Worlds Inc. will endeavor to prosecute it’s issued patents and any future issued patents against all parties that the company and our legal counsel believe to be infringing on said patents.

Enforcement actions are subject to the analysis of all relevant prior art and the costs associated with litigation.

The company is pursuing contingency arrangements with potential law firms as well as exploring financing options associated with retaining legal representation.

The company may also seek to acquire additional patents it believes will enhance it’s portfolio position in the markets within which it’s existing patents cover.

There can be no assurance that the company will be successful in our ability to prosecute our IP portfolio nor that we will be able to acquire additional patents.

Worlds expects to maintain an equity interest in the new Worlds Online subsidiary and each of Worlds’ shareholders of record on the date of the transfer are expected to be issued a pro rata number of shares in new Worlds Online.

Worlds intends to prepare and file a registration statement with the SEC for this new subsidiary during the first quarter of 2011.

Worlds Online plans to facilitate revenue generation through the acquisition of target companies that are either related to Worlds Online’s core online virtual world properties or are operating in the areas of mobile content, casual games, virtual currency/ micro transactions, online advertising and e-learning. The company believes that targeted acquisition candidates offer a new cross platform opportunity to acquire customers and revenue while synergistically complimenting Worlds Online’s core competencies and technology platforms.

Discussions with respect to the proposed structure, and with respect to any acquisitions, are in a preliminary stage and no assurance can be made that this restructuring will be implemented or that any transactions will be consummated.

We are currently negotiating with a number of educational content companies for distant learning applications as well as with online banking groups for development of virtual worlds, although no assurance can be given that any of these negotiations or discussions will ever result in signed contracts.

On February 7, 2011 we changed our domicile from New Jersey to Delaware, changed our name to Worlds Inc., increased our authorized common stock to 100 million shares and added 5 million shares of blank check preferred stock.

(1)

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

(2)

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

Representative alliances and customers

We have established strategic relationships and/or provided 3D content related services to the music group Aerosmith, among others.  In January 2001, we entered into a revenue sharing agreement with Aerosmith to create and operate an official 3D Aerosmith environment entitled "Aerosmith World" and to redesign Aerosmith's official website, which currently resides at www.Aerosmith.com. "Aerosmith World" is currently available for download from www.Worlds.com.

Worlds has developed DMC World for Hip Hop Rapper, Darryl McDaniels, and this service is available for download from WWW.dmcworlds.com.

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

In addition to our patents and trademark, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how. We spent $4,000 on software development in 2010 and $146,000 in 2009.

Employees

As of December 31, 2010, we had one full time employee, our president, Thomas Kidrin.

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

(3)

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

Our capital requirements for the development and commercialization of our technology, creation of our 3D sites and our general operations have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2010, we had only limited cash or cash equivalents. Accordingly, if we do not develop any new projects, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Since inception,we have incurred significant net losses as set forth in the financial information included elsewhere in this report. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully attract and retain a significant number of advertisers to and users of our 3D sites and customers for our other services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services. We may never be able to accomplish these objectives.

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

(4)

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

  the inability to effectively adapt new technologies to our business;
  the failure to conform our services and products to evolving industry standards the inability to develop, introduce and market enhancements to our existing services and products or new services and products on a timely basis; and
  the non acceptance by the market of such new service and products.

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

  While we currently have approximately 67,307,995 shares of common stock outstanding, we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are now 5 million shares of blank preferred stock that the board can issue under any terms it wants and without any shareholder approval.

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

  As of February 17, 2011, there are outstanding options and warrants to purchase an aggregate of approximately 19,051,146 shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

  ITEM 4. RESERVED BY THE SEC.

(5)

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

Year Ended December 31, 2010:	High	Low
First quarter	$0.27	$0.07
Second quarter	$0.12	$0.06
Third quarter	$0.13	$0.03
Fourth quarter	$0.18	$0.03
Year Ended December 31, 2009:	High	Low
First quarter	$0.22	$0.12
Second quarter	$0.21	$0.08
Third quarter	$0.15	$0.08
Fourth quarter	$0.10	$0.05

  Holders

  As of December 31, 2010, we had 620 shareholders of record of our common stock.

  Dividends

  We have never paid a dividend on our common stock and do not anticipate paying any dividends in the near future.

  Recent Sales of Unregistered Securities

  In February 2010, we completed a private placement of 1,454,590 shares of our common stock at a price per share of $0.10 for aggregate proceeds of $145,459.  The five “accredited” investors also received an aggregate of 975,338 warrants as part of the equity investment exercisable at $0.15 per share.

  The Company also converted the $175,000 in notes payable from the 2009 financing into 1,750,000 shares of its common stock. The eight investors were all “accredited” and were existing shareholders. In December 2010, the Company completed a private placement to five “accredited” investors of 3,333,331 shares of its common stock at a price per share of $0.12 for aggregate proceeds of $400,000.

  During 2010 we issued an aggregate of 5,912,774 shares of common stock as payment for services rendered.

  During 2010 we also issued stock options to various persons, who are not directors, as follows:

  500,000 exercisable at $0.05

  150,000 exercisable at $0.11

  During 2009 we issued promissory notes with penny warrants raising an aggregate of $175,000 from eight investors, all of whom were “accredited” and were existing shareholders.  As mentioned above all the notes were converted into 1,750,000 shares of common stock.

  During 2009 we also issued an aggregate of 100,000 stock options exercisable at $0.11 per share to various persons for consulting services.

  During 2009 we also issued an aggregate of 751,009 shares of common stock as payment for services rendered and another 500,000 shares as part of a settlement agreement to pay an outstanding  balance to a former vendor.

  All of these issuances were exempt pursuant to Rule 506 inasmuch as they were sold only to accredited investors, in private placements and without advertising.

  Company Equity Compensation Plans

  The following table sets forth information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	17,812,500		$0.064	7,187,500
Stock option grants approved by stockholders	0	$	N/A	-
Total	17,812,500		$0.063	7,187,500

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

  Overview

  General

  Worlds is a leading 3D entertainment portal which leverages its proprietary technology to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained.

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

  Revenues

  We generated only modest revenue during the year as we have reduced operations due to a lack of funds.  The revenue that was generated resulted from VIP subscriptions to our Worlds Ultimate 3-D Chat service, software license revenue and software development to provide a site for a 3-D world under our deferred revenue agreement.

  Expenses

  We classify our expenses into two broad groups:

O	cost of revenues; and

O	selling, general and administration.

  Since mid-2007, as more funds became available from our financings, we were able to increase operations and become more active operationally.

  Liquidity and Capital Resources

  We have had to limit our operations since mid 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that enabled us to begin upgrading our technology, develop new products and actively solicit additional business.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

(6)

  RESULTS OF OPERATIONS

  Our net revenues for each of the years ended December 31, 2010 and 2009 were $415,856 and $101,115, respectively.  We had revenue in 2010 from licensing our software, developing a 3-D world under our deferred revenue agreement and VIP subscriptions to our Worlds 3-D chat service and for 2009 we had revenue from developing a 3-D world under our deferred revenue agreement and VIP subscriptions to our Worlds 3-D chat service. While this amount of business from operations is still relatively inconsequential, we believe it is indicative of our recent awakening and return to active operations.

  Year ended December 31, 2010 compared to year ended December 31, 2009

  Revenue increased by $314,741 to $415,856 for the year ended December 31, 2010 from $101,115 in the prior year.  The increase is due to software license revenue and revenue from developing a 3D world under our deferred revenue agreement but is still relatively inconsequential and reflects the fact that the business is running in a limited mode due to the lack of available funds.

  Cost of revenues decreased by $151,921 to $13,074 in 2010 from $164,995 in 2009 reflecting the efficiencies obtained from the prior year’s development activities resulting in our ability to create new worlds with less expense.

  Selling general and administrative (S, G & A) expenses increased by $152,972 from $372,158 to $525,130 for the years ended December 31, 2009 and 2010, respectively.    Increase is primarily due to the legal fees related to the lawsuit which was settled in April 2010 and the costs relating to the proxy sent out in the 3rd quarter of 2010. Common stock issued for services rendered increased by $190,447 to $415,750 in 2010 compared to $225,303 for 2009. The increase is due to the strategic business consulting and advice agreements signed during the year.

  Other expenses include warrants expense of $14,992 and options expense of $42,543 for the year ended December 31, 2010 compared to warrant expense of $35,833, options expense of $25,031 and interest expense of $4,815 in the year ended December 31, 2009.

  As a result of the foregoing, we realized a net loss of $595,563 for the year ended December 31, 2010 compared to a loss of $727,020 in the year ended December 31, 2009, a decreased loss of $131,457.

  Liquidity and Capital Resources

  At December 31, 2010, we had cash, cash equivalents, short-term marketable securities or marketable equity securities of $400,848.  We raised an aggregate of $145,459 in February 2010 from a private placement and in December 2010 we raised an aggregate of $400,000 through a private placement of common stock.

  At December 31, 2009, we had no cash, cash equivalents, short-term marketable securities or marketable equity securities.  We raised an aggregate of $175,000 through the issuance of convertible notes in May of 2009.  This increase of $400,848 was the result of the private placements.  No capital expenditures were made in 2010 or 2009.

  Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

  The funds raised in our 2009 and 2010  financings were and will be used to develop new products and services, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for advertising our existing products and services and to fund the development of additional products and services.  No assurances can be given that we will be able to raise any additional funds.

  As described above, we are currently negotiating with various musical artists and other entities to develop worlds for them.  While no assurance can be given that any of these deals will be concluded, if successful they would likely generate additional cash flows.

  Subsequent Events

  In June 2010 the Company conducted a proxy to consider and act upon the following matters all of which were approved by the requisite vote of our shareholders:

  1.       To elect 4 directors to serve for the ensuing year.

  2.       To approve and authorize amending our Certificate of Incorporation to increase our authorized capital to 105,000,000 shares consisting of 100,000,000 shares of common stock and 5,000,000 shares of newly authorized blank check preferred stock, par value of $0.001 per share.

  3.       To approve and authorize our Board of Directors to implement a reverse split of our outstanding Common Stock, at its discretion, in a ratio ranging from 1:2 to 1:20.

  4.      To change our domicile from New Jersey to Delaware, which would also serve to change our name to Worlds Inc.

  5.      To ratify and approve the adoption of the Company’s 2007 Stock Option Plan, and the awards previously issued there under.

  6.       To ratify the selection by the Board of Directors of the firm of Bongiovanni & Associates, CPA’S, as the Company’s independent auditors for the current fiscal year.

  7.       To transact such other business as may properly come before the meeting or any adjournment thereof.

  On February 7, 2011 we acted upon items 2 and 4 as we changed our domicile and our name and increased our authorized capital.

  As described above, the Company is currently contemplating spinning off its operating assets into a new operating subsidiary while the Company retains ownership of the patents and primarily devotes its activities to expanding the Company’s patent profile and increase prosecution of lawsuits to protect against infringement on our patented technology. To that extent we are actively looking to retain a law firm specializing in patent protection.

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

(7)

  ITEM 8. FINANCIAL STATEMENTS.

  --------

  AUDITED

   FINANCIAL STATEMENTS

  Worlds Inc.

  December 31, 2010

  --------

  Bongiovanni & Associates, PA

  Certified Public Accountants

(8)

  BONGIOVANNI & ASSOCIATES, CPA'S

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and

  Stockholders of Worlds Inc.

  We have audited the accompanying balance sheet of Worlds Inc. (the “Company”) as of December 31, 2010 and 2009 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ending. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ Bongiovanni & Associates, CPA'S

  Bongiovanni & Associates, CPA'S

  Cornelius, North Carolina

  February 17, 2011

(9)

Worlds.com Inc
Balance Sheets
December 31, 2010 and December 31, 2009
	Audited	Audited

	31-Dec-10	31-Dec-09
Current Assets
Cash and cash equivalents	$400,848	$-

Total Current Assets	400,848	0

Property and equipment, net of
accumulated depreciation	759	3,883

TOTAL ASSETS	$401,607	$3,883

Current Liabilities
Cash overdraft	$-	$1,175
Accounts payable	782,809	782,784
Accrued expenses	1,818,751	1,589,587
Loan payable officer	2,400	4,000
Deferred revenue	276,950	541,950
Notes payable	773,279	948,279

Total Current Liabilities	3,654,189	3,867,776

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 65,000,000 shares, issued and outstanding 62,781,122 and 53,663,758 at December 31, 2010 and December 31, 2009 respectively)	$62,780	$53,663
Common stock subscribed but not yet issued (3,358,331 and 0 at December 31, 2010 and December 31, 2009 respectively)	3,358
Additional Paid in Capital	23,453,111	22,258,713
Accumulated Deficit	(26,771,831)	(26,176,269)
Total stockholders deficit	(3,252,582)	(3,863,893)

Total Liabilities and stockholders deficit	$401,607	$3,883

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(10)

Worlds.com Inc
Statements of Operations
For Years Ended December 31, 2010 and December 31, 2009

	Year ended Dec. 31,

	2010	2009
Revenues
Revenue	$415,856	$101,115

Total	415,856	101,115

Cost and Expenses

Cost of Revenue	13,074	164,995

Gross Profit	402,782	(63,880)

Warrants expense	14,922	35,833
Options Expense	42,543	25,031
Common Stock issued for services renderred	415,750	225,303
Selling, General & Admin	258,930	130,158
Salaries	266,200	242,000

Operating loss	(595,563)	(722,204)

Other Income Expense
Interest Expense	-	4,815

Net Profit/(Loss)	$(595,563)	$(727,019)

Weighted Average Loss per share	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding	56,470,966	53,663,758

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(11)

Worlds.com Inc
Statements of Cash Flows
December 31, 2010 and December 31, 2009

	31-Dec-10	31-Dec-09
Cash flows from operating activities:
Net (loss)	$(595,563)	$(727,019)
Adjustments to reconcile net loss to net cash used in operating activities

Warrants expense	14,922	35,833
Depreciation	3,124	3,504
Fair value of stock options issued	42,543	25,031
Common stock issued for services renderred	368,949	225,303
Bank Overdraft	(1,175)	1,175
Accounts payable and accrued expenses	289,189	13,938
Deferred revenue	(265,000)	(90,000)

Net cash used in operating activities:	(143,011)	(512,235)

Cash flows from investing activities:
Maturity of certificate of deposit	-	166,451

Net cash used in investing activities:	-	166,451

Cash flows from financing activities:
Proceeds from issuance of common stock	400,000	-
Proceeds from exercise of warrants	145,459	250
Proceeds from issuance of notes payable	-	175,000
Proceeds from officer loan payable	-	4,000
Repayment of officer loan payable	(1,600)	-

Net cash provided by financing activities	543,859	179,250

Net increase/(decrease) in cash	400,848	(166,535)

Cash beginning of year	-	166,535

Cash end of year	$400,848	$0

Non-cash financing activities

Conversion of debt to equity	175,000	-

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm

(12)

				Common	Common
				Shares	Stock		Total
			Additional	Subscribed	Subscribed	Accumulated	stockholders'
	Common stock		Paid-in	but not	but not	Deficit	equity
	Shares	Amount	capital	Issued	Issued		(deficit)

Balance, January 1, 2009	52,387,749	$52,387	$21,858,603	-	-	(25,449,249)	$(3,538,259)

Issuance of warrants	25,000	25	36,058				36,083
Common stock issued for payment of vendor balance	500,000	500	139,500				140,000
Common stock issued for services rendered	751,009	751	224,552				225,303
Net Loss for the year ended December 31, 2009						(727,019)	(727,019)

Balances, December 31, 2009	53,663,758	$53,663	$22,258,713			$(26,176,269)	$(3,863,893)

Conversion of debt to equity	1,750,000	1,750	173,250				175,000
Common stock issued for services rendered	500,000	500	59,500				60,000
Exercise of warrants	1,454,590	1,455	144,004				145,459
Issuance of warrants			14,922				14,922
Issuance of common stock for services rendered	112,774	113	13,086				13,199
Issuance of common stock for cash investment			396,667	3,333,331	3,333		400,000
Common stock issued for services rendered	5,300,000	5,300	350,425	25,000	25		355,750
Issuance of stock options			42,543				42,543
Net Loss for the year ended December 31, 2010						(595,563)	(595,563)

Balances, December 31, 2010	62,781,122	$62,780	$23,453,111	3,358,331	3,358	(26,771,832)	$(3,252,582)

See Notes to Condensed Financial Statements and Report of Independent Registered Public Accounting Firm
(13)

  Worlds Inc.

  NOTES TO FINANCIAL STATEMENTS

  Years Ended December 31, 2010 and 2009

  NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

  Description of Business

  Worlds Inc. (the "Company") designs and develops software content and related technologies for the creation of interactive, three-dimensional ("3D") Internet sites on the World Wide Web. Using in-house technology the Company creates its own Internet sites, as well as sites available through third party on-line service providers.

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

  Revenue Recognition

  The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will be in the form of a receipt of a customers acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

  Impairment of Long Lived Assets

  The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended December 31, 2010 and 2009.

  Stock-Based Compensation

  The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

  Income Taxes

  The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date..

  Comprehensive Income (Loss)

  The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the consolidated financial statements.

  Loss Per Share

  Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2010 and 2009.

  Stockholders Equity

  5,912,774 shares of common stock were issued for services rendered.

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

  FASB Accounting Standards Codification

  (Accounting Standards Update (“ASU”) 2009-01)

  In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2010.

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

(14)

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

  NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

  During 2010, the Company completed a private placement with the exercise of warrants of 1,454,590 shares of its common stock at a price per share of $0.10 for aggregate proceeds of $145,459.  The five “accredited” investors also received an aggregate of 975,338 warrants as part of the equity investment exercisable at $0.15 per share.

  The Company also converted the $175,000 in notes payable from the 2009 financing into 1,750,000 shares of its common stock. Also in 2010, the Company completed a private placement of 3,333,331 shares of its common stock at a price per share of $0.12 for aggregate proceeds of $400,000.

  During 2010, the Company issued an aggregate of 5,912,774 shares of common stock as payment for services rendered.

  During 2009, the Company issued notes with penny warrants raising $175,000 in cash.  These notes were converted into 1,750,000 shares of common stock as mentioned above.  The warrants represent another 975,338 shares of common stock if converted. The effects on dilutive earnings per share are not applicable due to its anti-dilutive effect.

  NOTE 4 – DEFERRED REVENUE

  Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.  During 2010, $175,000 worth of services was provided leaving a balance of $366,950 at December 31, 2010.

  NOTE 5 - NOTES PAYABLE

  Short term notes payable at December 31, 2010 consist of the following:

  Unsecured note payable to a shareholder bearing 8% interest.

  Entire balance of principal and unpaid interest due on demand.     $124,230

  Unsecured note payable to a shareholder bearing  10% interest.

  Entire balance of principal and unpaid interest due on demand.     $649,049

  Total current                                                                                             $773,279

   2010                            $773,279

   2011                            $         -0-

   2012                            $         -0-

   2013                            $         -0-

   2014                            $         -0-

    $773,279

  NOTE 6- PROPERTY AND EQUIPMENT

  The detail composition of property and equipment at December 31, 2009 and 2008 is as follows:

	2010	2009

Computer equipment	$10,891	$10,891

Less: accumulated depreciation	10,132	7,008
	759.00	3883.00

  Depreciation expense recorded for 2010 and 2009 was $3,124 and $3,504, respectively.

  NOTE 7 – STOCK OPTIONS

  During 2010 the Company issued stock options to various parties.  The stock options allow the parties to purchase shares of the Company’s common stock at various prices per share per each individual option agreement.  The options allow the various parties to purchase one share of its stock for each option.  The options expire at various times through October 28, 2013 per each individual option agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. There were no forfeited options during 2010. During the year ended December 31, 2010, the Company recorded an expense of $42,543, equal to the estimated fair value of the options at the date of grants.  The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 60% volatility, and expected lives ranging from one to three years.

  During 2010 we also issued 500,000 stock options exercisable at $0.05 per share to one person, who is not a director.

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

Stock Warrants and Options

Stock warrants and options outstanding and exercisable on December 31, 2010 are as follows:

Exercise Price per Share	Shares Under Option/Warrant	Remaining Life in Years

Outstanding
$0.35	212,500	3.00
$0.30	200,000	0.33
$0.30	150,000	0.83
$0.20	300,000	2.00
$0.20	300,000	3.00
$0.11	150,000	5.00
$0.11	150,000	1.75
$0.11	300,000	2.38
$0.05	15,450,000	1.75
$0.05	600,000	2.90
$0.01	437,500	2.33

Exercisable
$0.35	212,500	3.00
$0.30	200,000	0.33
$0.30	150,000	0.83
$0.20	300,000	2.00
$0.20	300,000	3.00
$0.11	75,000	5.00
$0.11	150,000	1.75
$0.05	15,450,000	1.75
$0.05	600,000	2.90
$0.01	437,500	2.33

  NOTE 8 - INCOME TAXES

  At December 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2024.

  Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2010 and 2009.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

  The Company’s deferred tax asset at December 31, 2010 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $251,000 and $290,000 for the years ended December 31, 2010 and 2009, respectively.

  The Company’s total deferred tax asset as of December 31, 2010 is as follows:

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

(15)

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  ITEM 9A(T).  CONTROLS AND PROCEDURES.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

  Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act were effective as of December 31, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Acts is accumulated and communicated to our principal executive financial officers to allow timely decisions regarding required disclosures.

  Management’s Annual Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2010 at the reasonable assurance level.

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

  Changes in Internal Control over Financial Reporting

  We have made no change in our internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(16)

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	58	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	50	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	64	Director
Jay Coleman	60	Director
Robert Fireman	62	Director

  Thomas Kidrin has been president, secretary and treasurer from December 1997 through July 2007 then added the title chief executive officer since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

  Christopher J. Ryan has been Vice President-Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  Since 2004, Mr. Ryan has been the VP Finance of Peminic, Inc.  Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University in New York.

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

  Jay Coleman is the founder and CEO, since 1976, of Entertainment Marketing & Communications International, a leading independent company linking worldwide consumer marketing with the broad spectrum of contemporary music, entertainment and technology and he brings to the board his experience and expertise in marketing as well as his contacts in the music industry, the initial area in which we are directing our technology.  Major deals include the Rolling Stones with American Express; Michael Jackson with Pepsi; and Sponsorship for Live Aid and Live Earth, among other major media events. Mr. Coleman is best known for pioneering music sponsorship and marketing, creating landmark deals, and expanding his company's marketing capabilities beyond pop music, creating breakthrough concepts in all areas of entertainment.

  Robert Fireman is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

  The board of directors met once during 2010 and acted by written consent four other times during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

  Code of Ethics

  We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics was filed  as Exhibit 14.1 to a previous annual report. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

  Section 16(a) Beneficial Ownership Reporting Compliance

      Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2010.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

(17)

  ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2010 and 2009, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2010	$115,385(3)	0	0	0		0	$115,385(3)
2009	$123,077	0	0	0		0	$123,077

  (1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

  (2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

  (3) Mr. Kidrin has an employment agreement with a 2010 salary of $266,200.  The balance of his compensation has been deferred due to lack of funds.

  Stock Option Grants

  The following table sets forth information as of December 31, 2010 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

  OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	15,000,000	0	0	$0.05	09-04-12

  Compensation of Directors

  On September 5, 2007, the Board of Directors adopted a compensation program for the directors whereby each director will receive compensation in the form of stock options for serving on the board. Five-year non-qualified stock options to purchase 100,000 shares of the Corporation’s common stock are to be granted annually on January 1 to each director then in office at an exercise price equal to the last reported trading price of our common stock on that day, with such option to vest in 12 months, provided the director serves for at least six months, following the date of grant.  In addition, every director upon first joining our board receives 150,000 stock options that vest immediately and are exercisable for five years at a price equal to the last reported trading price of our common stock on that day. During the year Robert Fireman received an additional 100,000 options for extra duties he performed for the Company.

  The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2010 for their services rendered as directors.

  DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Jay Coleman	0	0	5,886	Value		5,886
Robert Fireman	0	0	5,886			5,886
Bernard Stolar	0	0	5,886			5,886

   (1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of stock options granted to the named director in fiscal year 2010, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

  Stock Option Plan

  On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which was presented to our shareholders for their approval at our next annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.  To date, 18,287,500 options have been issued under the plan. In 2010 475,000 options expired, at December 31, 2010 17,812,500 options were outstanding.

(18)

  Compensation Committee Interlocks and Insider Particiaption

  None.

  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	15,000,000	0	0	$0.05	09-04-12

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth as of February 17, 2011, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 67,307,995 shares of common stock outstanding as of February 17, 2010.

  OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF FEBRUARY 17, 2010

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	16,290,000(3)	24.20%
Jay Coleman	500,000(4)	0.74%
Robert Fireman	550,000(4)	0.82%
Bernard Stolar	450,000(4)	0.67%
Steven Chrust	6,023,661(5)	8.95%
All directors and executive officers as a group (one person)	23,813,661(6)	35.38%

   (1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

  (4) Consists of stock options all but 100,000 are currently exercisable.

  (5) Includes common shares and warrants directly and indirectly owned.

  (6) Includes 16,200,000 currently exercisable stock options.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  Jay Coleman, one of our directors, received 125,000 stock options exercisable for 3 years at a price of $0.30 per share, which was the closing price of our common stock on the date of grant, as compensation for his efforts in generating new business for the Company. The issuance was approved by the board of directors, including all of the independent directors Robert Fireman, another one of our directors, received 100,000 stock options exercisable for 3 years at a price of $0.05 per share, which was the closing price of our common stock on the date of grant, as compensation for his efforts in assisting the Company in negotiating and settling the various patent matters with respect to our patent advisors.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  Fees Billed For Audit and Non-Audit Services

  The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2010 and 2009. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010		2009
	Bongiovanni		Bongiovanni

Audit Fees (1)	$26,500	(2)	$23,000
Audit-Related Fees (3)	15,000		13,000
Tax Fees (4)	$0		0
All Other Fees (5)			--
Total Accounting Fees and Services	$41,500		$36,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2010 and 2009 relate to (i) the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2010 and 2009.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

  ITEM 15. EXHIBITS.

  3.1       Certificate of Incorporation (a)

  3.2       By-Laws - Restated as Amended (a)

  4.1       2007 Stock Option Plan (c)

  10.1     Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

  10.2 Employment Agreement between the Registrant Thom Kidrin (d)

  14.1.    Code of Ethics (d)

  31.1.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

  31.2.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer **

  32.1.    Section 1350 Certifications of Chief Executive Officer **

  32.2.    Section 1350 Certifications of Chief Financial Officer **

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

  ** Filed herewith

(19)

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: March 2, 2011                                                                                                WORLDS INC.

  (Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

  In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                                                      Title                                                              Date

  /s/ Thomas Kidrin                           President, Chief Executive Officer                        March 2, 2011

  Thomas Kidrin                                and Director

  /s/ Christopher J. Ryan                  Vice President - Finance and                                 March 2, 2011

  Christopher J. Ryan                        Principal Accounting and

                                                             Financial Officer

  /s/ Bernard Stolar                              Director                                                                   March 2, 2011

  Bernard Stolar

  /s/ Jay Coleman                                 Director                                                                   March 2, 2011

  Jay Coleman

  /s/ Robert Fireman                             Director                                                                  March 2, 2011

  Robert Fireman

(20)

  EXHIBIT INDEX

  3.1       Certificate of Incorporation (a)

  3.2       By-Laws - Restated as Amended (a)

  4.1       2007 Stock Option Plan (b)

  10.1     Consulting Agreement between the Registrant and SGC Advisory, Inc. (c)

  10.2 Employment Agreement between the Registrant and Thom Kidrin (d)

  14.1.    Code of Ethics (d)

  31.1.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

  31.2.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer **

  32.1.    Section 1350 Certifications of Chief Executive Officer **

  32.2.    Section 1350 Certifications of Chief Financial Officer **

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

  ** Filed herewith