Form 10-Q
period 2011-03-31
Worlds.com, Inc.
filed 2011-05-12
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 0-24115

WORLDS INC.

(not affiliated with Worldcom, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1848316
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 11 , 2011, 85,668,480 shares of the Issuer's Common Stock were outstanding.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

(2)

Worlds Inc
Balance Sheets
March 31, 2011 and December 31, 2010

	Unaudited	Audited
	31-Mar-11	31-Dec-10
Current Assets
Cash and cash equivalents	$187,085	$400,848

Total Current Assets	187,085	400,848

Property and equipment, net of
accumulated depreciation	—	759

TOTAL ASSETS	$187,085	$401,607

Current Liabilities
Accounts payable	$782,809	$782,809
Accrued expenses	1,760,478	1,818,751
Loan payable officer	—	2,400
Deferred revenue	276,950	276,950
Notes payable	773,279	773,279

Total Current Liabilities	3,593,516	3,654,189

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 67,906,625 and 62,781,122 at March 31, 2011 and December 31, 2010, respectively)	$67,905	$62,780
Common stock subscribed but not yet issued (1,289,072 and 3,358,331 at March 31, 2011 and December 31, 2010, respectively)	1,289	3,358
Additional Paid in Capital	23,968,205	23,453,111
Accumulated Deficit	(27,443,830)	(26,771,831)
Total stockholders deficit	(3,406,431)	(3,252,582)

Total Liabilities and stockholders deficit	$187,085	$401,607

See Notes to Condensed Financial Statements

(3)

Worlds Inc
Statements of Operations
Three Months Ended March 31, 2011 and March 31, 2010

	Three months ended March 31
	2011	2010
Revenues
Revenue	$199	$75,536

Total Revenue	199	75,536

Cost and Expenses

Cost of Revenue	12,309	4,781

Gross Profit/(Loss)	(12,110)	70,755

Common Stock issued for services renderred	473,430	0
Selling, General & Admin	113,254	23,903
Salaries	73,205	60,500

Operating loss	(671,999)	(13,648)

Other Income Expense
Interest Expense	—

Net (Loss)	$(671,999)	$(13,648)

Weighted Average Loss per share	(0.01)	$(0.00)
Weighted Average Common Shares Outstanding	64,991,384	53,663,758

See Notes to Condensed Financial Statements

(4)

Worlds Inc
Statements of Cash Flows
Three Months Ended March 31, 2011 and March 31, 2010

	31-Mar-11	31-Mar-10
Cash flows from operating activities:
Net (loss)	$(671,999)	$(13,648)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	759	781
Common stock issued for services renderred	473,430	—
Bank Overdraft	—	(1,175)
Accounts payable and accrued expenses	(40,898)	62,000
Deferred revenue	—	(75,000)

Net cash used in operating activities:	(238,708)	(27,042)

Cash flows from financing activities
Proceeds from exercise of warrants	27,346	145,459
Repayment of officer loan payable	(2,400)	(4,000)

Net cash provided by financing activities	24,946	141,459

Net increase/(decrease) in cash	(213,763)	114,417

Cash beginning of period	400,848	0

Cash end of period	$187,085	$114,417

Non-cash financing activities

Common stock issued for payable	$17,375	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2011

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations.  The Company will require substantial additional funds for development and marketing of its products. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.  For most of the past year the Company has been operating at a significantly reduced capacity, with only one full time employee, performing primarily consulting services and licensing software and using consultants to perform any additional work that may be required.

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

Revenue Recognition

The Company has the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

(7)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended March 31, 2011 and 2010.

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2011.

Deferred Revenue

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income since then.

(8)

Call Option Agreements

The Company has entered into call option agreements with 13 of its major shareholders. The call options give the Company the right to purchase up to 4,150,000 shares of stock back at prices ranging from $0.15 per share up to $0.40 per share. The Company issued an aggregate of 680,000 shares of stock to these shareholders as an inducement to enter into these call option agreements. The call option agreements have expiration dates of 1 and 2 years.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011 and 2010.

Stockholders Equity

1,035,600 shares of common stock were issued for services rendered during the three months ended March 31, 2011.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2011 and December 31, 2010 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the service and technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(9)

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental US GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change US GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2010 or the three months ended March 31, 2011.

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. Following the close of the quarter an aggregate of 17,000,000 options were exercised by various option holders (including directors) on a cashless basis by the surrender to the Company of an aggregate of 2,064,894 options with a value of $816,766 being equal to the difference in price between the exercise price and the market price on the date of exercise. An additional 300,000 options were exercised for $33,000 or an exercise price of $0.11 per share.

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

Non-controlling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

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

(10)

NOTE 2 - GOING CONCERN

From mid-2001 through most of 2007, the Company had to significantly curtail and at times almost cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had periods where it had only minimal revenues from operations. There can be no assurance that the Company will be able to obtain the substantial additional capital resources necessary to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During 2010, the Company completed a private placement of 1,454,590 shares of its common stock at a price per share of $0.10 for aggregate proceeds of $145,459.  The five “accredited” investors also received an aggregate of 975,338 warrants as part of the equity investment exercisable at $0.15 per share.

The Company also converted the $175,000 in notes payable from the 2009 financing into 1,750,000 shares of its common stock. Also in 2010, the Company completed a private placement of 3,333,331 shares of its common stock at a price per share of $0.12 for aggregate proceeds of $400,000.

During 2010, the Company issued an aggregate of 5,912,774 shares of common stock as payment for services rendered. During the three months ended March 31, 2011 the Company issued an aggregate of 2,235,600 shares of common stock as payment for services rendered.

During the three months ended March 31, 2011, the Company raised $27,346 with the exercise of warrants covering 240,644 shares of its common stock at a price per share ranging from $0.01 to $0.15 per share.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.  During 2010, $265,000 worth of services was provided leaving a balance of $276,950 at December 31, 2010 and March 31, 2011.

NOTE 5 - NOTES PAYABLE

Short term notes payable at December 31, 2010 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest
Entire balance of principal and unpaid interest due on demand.	$124,230

Unsecured payable to a shareholder bearing 10% interest.
Entire balance of principal and unpaid interest due on demand.	$649,049

Total current	$773,279

2011	$773,279
2012	$ -0-
2013	$ -0-
2014	$ -0-
2015	$ -0-

(11)

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,132
	0	$759

Depreciation expense recorded for the three months ended 2011 and 2010 was $759 and $781, respectively.

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

During 2010 we also issued 500,000 stock options exercisable at $0.05 per share to one person, who is not a director. No stock options have been issued in the three months ended March 31, 2011.

Stock Warrants and Options

Stock warrants and options outstanding and exercisable on March 31, 2011 are as follows:

Exercise Price per Share	Shares Under Option/Warrant	Remaining Life in Years

Outstanding
$0.35	212,500	2.75
$0.30	200,000	1.08
$0.30	150,000	1.50
$0.20	300,000	1.75
$0.20	300,000	2.75
$0.15	623,002	1.92
$0.11	150,000	4.04
$0.11	150,000	1.50
$0.11	300,000	2.04
$0.05	15,450,000	1.45
$0.05	600,000	2.60
$0.01	375,000	1.08

Exercisable
$0.35	212,500	2.75
$0.30	200,000	1.08
$0.30	150,000	1.50
$0.20	300,000	1.75
$0.20	300,000	2.75
$0.15	623,002	1.92
$0.11	75,000	4.04
$0.11	150,000	1.50
$0.05	15,450,000	1.45
$0.05	600,000	2.60
$0.01	375,000	1.08

NOTE 8 - INCOME TAXES

At March 31, 2011, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2011 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of March 31, 2011 is as follows:

Net operating loss carry forwards	$$16,000,000
Valuation allowance	16,000,000
Net deferred tax asset	$--

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2011 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

(12)

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

(13)

Revenues

•              We generated a minimum amount of revenue during the quarter even though we have begun ramping up operations which have been in quasi hibernation from mid-2001 through 2007. The revenue that was generated in the quarter was generated in the following manner: VIP subscriptions to our Worlds Ultimate 3-D Chat service.

Expenses

We classify our expenses into two broad groups:

• cost of revenues; and

• selling, general and administration.

During the quarter, our operations became more active so our expenses increased.

Liquidity and Capital Resources

We have had to severely diminish our operations from mid-since 2001 until the last half of 2007 due to a lack of liquidity. We were able to issue equity and/or debt in the last few years and raise capital that we expect will help us to be better positioned to compete for new business. We continue to pursue additional sources of capital. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing would become available. If we cannot start to generate sufficient revenues, we may need to halt operations.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2011 and 2010 were $199 and $75,536, respectively. The decrease in revenue is due to a decrease in licensing revenue and VIP subscriptions.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenue decreased by $75,337, to $199 for the three months ended March 31, 2011 from $75,536 in the prior year. The decrease in revenue is due to no license revenue being generated in the three months ended March 31, 2011 and a decline in VIP subscriptions. The business continues to run in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to generate sales.

Cost of revenues increased by $7,528 to $12,309 in the three months ended March 31, 2011 from $4,781 in the three months ended March 31, 2010. The increase was due to a data recovery project undertaken during the quarter and not the result of sales.

Selling general and administrative (S, G & A) expenses increased by $102,056 from $84,403 to $186,459 for the three months ended March 31, 2010 and 2011, respectively.  Increase is primarily due to the increase in professional service fees including legal and accounting fees. Common stock issued for services rendered increased by $473,430 to $473,430 in 2011 compared to $0 for 2010. The increase is due to the strategic business consulting and advice agreements signed during the quarter and in the last quarter of the prior year, and shares issued to individuals who have been performing valuable services for the company over the years without any form of compensation.

As a result of the foregoing, we realized a net loss of $671,999 for the three months ended March 31, 2011 compared to a loss of $13,648 in the three months ended March 31, 2010, an increased loss of $658,351.

(14)

Liquidity and Capital Resources

Our financial and liquidity position has improved somewhat from the prior year period. Our unrestricted cash and cash equivalents was $187,085 at March 31, 2011. At March 31, 2010, cash and cash equivalents was $114,417. There were no capital expenditures in the three months ended March 31, 2011 or in the three months ended March 31, 2010.

Historically, our primary cash requirements have been to fund the cost of operations, to keep the Company in compliance of its reporting requirements, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity from mid-2001 through most of 2007. We were able to find a small source of additional capital in 2007, 2008, 2009 and another in 2010. There can be no assurance that any significant financing would become available to us at this time. The additional capital that we secured in previous years enabled us to bid on new business. There can be no assurance that any such new business would be sold in the future.

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

Item 4. Controls And Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(15)

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

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2010 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

680,000 shares of unregistered common stock were issued to the existing shareholders who entered into call option agreements with the Company. All of the shareholders were “accredited” investors, no public advertising was used, and the stock certificates issued all contained restrictive legends. Accordingly, the issuances were exempt under section 4(2) as not involving a public offering.

The board approved the issuance of 1,200,000 shares of unregistered common stock to be issued to individuals who have been performing valuable services over the years to the company without any form of compensation .

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

(16)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 11, 2011

WORLDS INC.

By: Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(17)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.