Form 10-Q
period 2011-06-30
Worlds.com, Inc.
filed 2011-08-22
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

As of August 9, 2011, 71,361,909 shares of the Issuer's Common Stock were outstanding.

(1)

 Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.

Balance Sheets

June 30, 2011 and December 31, 2010

	Unaudited	Audited
	30-Jun-11	31-Dec-10
Current Assets
Cash and cash equivalents	$170,946	$400,848
Due from related party	23,339

Total Current Assets	194,285	400,848

Property and equipment, net of
accumulated depreciation	—	759

Total Assets	$194,285	$401,607

Current Liabilities
Accounts payable	$777,809	$782,809
Accrued expenses	1,791,904	1,818,751
Loan payable officer	—	2,400
Deferred revenue	—	276,950
Notes payable	773,279	773,279

Total Current Liabilities	3,342,992	3,654,189

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 71,361,909 and 62,781,122 at June 30, 2011 and December 31, 2010, respectively)	$71,360	$62,780
Common stock subscribed but not yet issued (325,000 and 3,358,331 at June 30, 2011 and December 31, 2010, respectively)	325	3,358
Additional Paid in Capital	24,611,264	23,453,111
Accumulated Deficit	(27,831,656)	(26,771,831)
Total stockholders deficit	(3,148,707)	(3,252,582)

Total Liabilities and stockholders deficit	$194,285	$401,607

 See Notes to Condensed Financial Statements

(3)

Worlds Inc.

Statement of Operations

Six and Three Month Ending June 30, 2011 and June 30, 2010

	(Unaudited)		(Unaudited)
	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues
Revenue	$199	$75,574	$—	$38

Total Revenue	199	75,574	—	38

Cost and Expenses

Cost of Revenue	16,959	8,112	4,650	3,331

Gross Profit/(Loss)	(16,760)	67,462	(4,650)	(3,293)

Common Stock issued for services rendered	683,430	—	210,000	—
Selling, General & Admin	225,425	206,675	112,172	122,271
Salaries	134,209	—	61,004	—

Operating loss	(1,059,825)	(139,213)	(387,826)	(125,564)

Other Income/Expense
Interest Expense	—	—	—	—

Net (Loss)	$(1,059,825)	$(139,213)	$(387,826)	$(125,564)

Weighted Average Loss per share	(0.02)	(0.00)	(0.01)	(0.00)
Weighted Average Common Shares Outstanding	67,503,361	55,024,810	69,987,733	56,370,906

 See Notes to Condensed Financial Statements

(4)

Worlds Inc.

Statement of Cash Flow

Six Months Ending June 30, 2011 and June 30, 2010

	(Unaudited)	(Unaudited)
	30-Jun-11	30-Jun-10
Cash flows from operating activities:
Net (loss)	$(1,059,825)	$(139,213)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	759	1,562
Common stock issued for services rendered	683,430	10,900
Bank Overdraft	—	(1,175)
Accounts payable and accrued expenses	(4,972)	88,847
Contingent Deposit	—	417,500
Deferred revenue	—	(75,000)

Net cash used in operating activities:	(380,608)	303,421

Cash flows from financing activities
Proceeds from exercise of warrants	118,446	145,459
Proceeds from exercise of options	58,000	—
Due from related party	(23,339)	—
Repayment of officer loan payable	(2,400)	(4,000)

Net cash provided by financing activities	150,707	141,459

Net increase/(decrease) in cash	(229,901)	444,880

Cash beginning of period	400,848	0

Cash end of period	$170,947	$444,880

Non-cash financing activities

Common stock issued for payable	$72,375	$—
Deferred revenue	276,950

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2011

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against infringers. The Company also entered into a License Agreement with Worlds Online Inc. to sublicense patented technologies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations.  The Company will require substantial additional funds for development and enforcement of its patent portfolio. There can be no assurance that the Company will be able to obtain the substantial additional capital resources to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.  For the past year the Company has been operating at a significantly reduced capacity, with only one full time employee, performing primarily consulting services and licensing software and using consultants to perform any additional work that may be required.

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

Due from Related Party

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc.

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off will be from sublicensing the patented technology and any revenue that may be generated from enforcing those patents in the market. The Company had the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service.   The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured.  This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.  Deferred revenue represents cash payments received in advance to be recorded as revenue when earned.  The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

(6)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (con’t)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2011 and 2010.

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

(7)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (con’t)

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2011.

Deferred Revenue

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income since then. The balance was transferred over to Worlds Online Inc. and no longer appears on the Company’s balance sheet.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011 and 2010.

(8)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (con’t)

Stockholders Equity

3,173,382 shares of common stock were issued for services rendered during the six months ended June 30, 2011.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2011 and December 31, 2010 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental US GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change US GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2010 or the six months ended June 30, 2011.

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

(9)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (con’t)

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

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The adoption of SFAS No. 167 in 2010 did not have a material impact on the Company’s financial statements.

(10)

NOTE 2 - GOING CONCERN

From mid-2001 through most of 2007, the Company had to significantly curtail and at times almost cease operations due to lack of resources. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had periods where it had only minimal revenues from operations. There can be no assurance that the Company will be able to obtain the additional capital resources to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to reduce and/or cease operations.

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

During 2010, the Company issued an aggregate of 5,912,774 shares of common stock as payment for services rendered. During the six months ended June 30, 2011 the Company issued an aggregate of 3,173,382 shares of common stock as payment for services rendered.

During the six months ended June 30, 2011, the Company raised $118,446 with the exercise of warrants covering 1,160,804 shares of its common stock at a price per share ranging from $0.01 to $0.15 per share.

During the six months ended June 30, 2011, the Company raised $58,000 with the exercise of options covering 928,529 shares of its common stock at a price ranging from $0.05 to $0.30 per share. 128,529 of those shares were exercised on a cashless basis by the surrender to the Company of an aggregate of 131,747 options with a value of $38,558 being equal to the difference in price between the exercise price and the market price on the date of exercise.

(11)

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet.  As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company.  During 2010, $265,000 worth of services was provided leaving a balance of $276,950 at December 31, 2010. As part of the spin off, the deferred revenue agreement was transferred to Worlds Online Inc. As of June 30, 2011 the balance is $0.

NOTE 5 - NOTES PAYABLE

Short term notes payable at June 30, 2011 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand.	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand.	$649,049

Total current	$773,279

2011	$773,279
2012	$ -0-
2013	$ -0-
2014	$ -0-
2015	$ -0-
$773,279

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at June 30, 2011 and December 31, 2010 is as follows:

	30-Jun	31-Dec
	2011	2010
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,132
	$0	$759

Depreciation expense recorded for the three months ended June 30, 2011 and 2010 was $0 and $781, respectively.

(12)

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

During 2010 we also issued 500,000 stock options exercisable at $0.05 per share to one person, who is not an officer or a director. No stock options have been issued in the six months ended June 30, 2011.

During the three months ended June 30, 2011, 928,529 stock options were exercised and 920,160 warrants were exercised. There are no outstanding warrants as of June 30, 2011.

Stock Options
Stock options outstanding and exercisable on June 30, 2011 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years

Outstanding
$0.35	212,500	2.50
$0.30	60,000	1.25
$0.20	300,000	1.50
$0.20	300,000	2.50
$0.11	15,000	3.80
$0.11	15,000	1.24
$0.11	300,000	1.79
$0.05	15,450,000	1.20
$0.05	100,000	2.35

Exercisable
$0.35	212,500	2.50
$0.30	60,000	1.25
$0.20	300,000	1.50
$0.20	300,000	2.50
$0.11	15,000	3.80
$0.11	15,000	1.24
$0.11	300,000	1.79
$0.05	15,450,000	1.20
$0.05	100,000	2.35

(13)

NOTE 8 - INCOME TAXES

At June 30, 2011, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2011 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2011 is as follows:

Net operating loss carry forwards	$16,000,000
Valuation allowance	(16,000,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the six months ended June 30, 2011 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

(14)

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

Overview

General

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against infringers. The Company also entered into a License Agreement with Worlds Online Inc. to sublicense patented technologies.

Starting in mid-2001 we were not able to generate enough revenue to sustain full operations and other sources of capital were not available. As a result, we have had to significantly curtail our operations since that time and at times almost halt them all together.

Revenues

We generated no revenue during the quarter because we transferred the operations of the Company to Worlds Online Inc.

(15)

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations (con’t)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2011 and 2010 were $0 and $38, respectively. Our net revenue for each of the six months ended June 30, 2011 and 2010 were $199 and $75,574, respectively. The decrease in revenue is due to spinning off the online business to Worlds Online Inc.

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

Revenue decreased by $38, to $0 for the three months ended June 30, 2011 from $38 in the prior year. Revenue decreased to $0 because VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues increased by $1,319 to $4,650 in the three months ended June 30, 2011 from $3,331 in the three months ended June 30, 2010.

Selling general and administrative (S, G & A) expenses increased by $50,905 from $122,271 to $173,176 for the three months ended June 30, 2010 and 2011, respectively.  Increase is primarily due to the increase in professional service fees including consulting, legal and accounting fees. Common stock issued for services rendered increased by $210,000 to $210,000 in 2011 compared to $0 for 2010. The increase is due to the strategic business consulting and advice agreements signed during the quarter and in the last quarter of the prior year.

As a result of the foregoing, we realized a net loss of $387,826 for the three months ended June 30, 2011 compared to a loss of $125,564 in the three months ended June 30, 2010, an increased loss of $262,262.

Revenue decreased by $75,375 to $199 for the six months ended June 30, 2011 from $75,574 in the prior year. The Company spun off the online businesses to Worlds Online Inc. The VIP subscriptions and revenue related to the deferred revenue agreement has been transferred over to Worlds Online Inc. Before the spin off, the business was running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our cost of revenues during the six months ended June 30, 2011 and 2010 are primarily comprised of (1) cost of goods sold: 2% and 4%, respectively, and (2) selling general and administrative expenses: 34% and 96%, respectively (3) Common stock issued for services rendered: 64% and 0%, respectively. Cost of sales on a consolidated basis increased $8,847 to $16,959 for the six months ended June 30, 2011, from $8,112 in the six months ended June 30, 2010. Increase was due to a data recovery project undertaken during the six months ended June 30, 2011 and not the result of sales. Selling general and administrative expenses increased by approximately $152,959, from $206,675 to approximately $359,634 for the six months ended June 30, 2010 and 2011, respectively. Increase is due to an increase in professional service fees including business consulting, legal, accounting and an increase in sales activity.

Common stock issued for services rendered increased by $683,430 to $683,430 in 2011 compared to $0 for 2010. The increase is due to the strategic business consulting and advice agreements signed during the quarter and in the last quarter of the prior year, and shares issued to individuals who have been performing valuable services for the company over the years without any form of compensation.

As a result of the foregoing we had a net loss of $1,059,825 for the six months ended June 30, 2011 compared to a loss of $139,213 in the six months ended June 30, 2010.

(16)

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations (con’t)

Liquidity and Capital Resources

Our financial and liquidity position has improved somewhat from the prior year period. Our unrestricted cash and cash equivalents was $170,946 at June 30, 2011. At June 30, 2010, cash and cash equivalents was $27,380. There were no capital expenditures in the three months ended June 30, 2011 or in the three months ended June 30, 2010.

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

Item 4. Controls And Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(17)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On December 24, 2008 we filed a patent infringement suit against NC Soft Corp. in the United States District Court, Eastern District of Texas in order to enforce our intellectual property rights under our patents. In April 2010, the parties agreed to settle the matter, which settlement was later disputed in August 2010 but was resolved finally in September 2010, the terms of which the parties have contractually agreed to keep confidential.

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

Item 2. During the first quarter of 2011, 680,000 shares of unregistered common stock were issued to the existing shareholders who entered into call option agreements with the Company. All of the shareholders were “accredited” investors, no public advertising was used, and the stock certificates issued all contained restrictive legends. Accordingly, the issuances were exempt under section 4(2) as not involving a public offering. The board approved the issuance of 1,200,000 shares of unregistered common stock to be issued to individuals who have been performing valuable services over the years to the company without any form of compensation.

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

(18)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 22, 2011

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(19)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.