Form 10-Q
period 2011-09-30
Worlds.com, Inc.
filed 2011-11-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 14, 2011, 73,428,575 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.

Balance Sheets

September 30, 2011 and December 31, 2010

	Unaudited	Audited
	30-Sep-11	31-Dec-10
Current Assets
Cash and cash equivalents	$254,149	$400,848
Due from related party	73,048	—
Prepaid expense	66,300	—

Total Current Assets	393,497	400,848

Property and equipment, net of
accumulated depreciation	—	759

Total Assets	$393,497	$401,607

Current Liabilities
Accounts payable	$777,809	$782,809
Accrued expenses	1,808,529	1,818,751
Loan payable officer	—	2,400
Deferred revenue	—	276,950
Notes payable	773,279	773,279

Total Current Liabilities	3,359,617	3,654,189

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 71,761,909 and 62,781,122 at September 30, 2011 and December 31, 2010, respectively)	$71,760	$62,780
Common stock subscribed but not yet issued (1,811,113 and 3,358,331 at September 30, 2011 and December 31, 2010, respectively)	1,811	3,358
Additional Paid in Capital	24,939,045	23,453,111
Accumulated Deficit	(27,978,736)	(26,771,831)
Total stockholders deficit	(2,966,120)	(3,252,582)

Total Liabilities and stockholders deficit	$393,497	$401,607

See Notes to Condensed Financial Statements

(3)

Worlds Inc.

Statements of Operations

Nine and Three Month Ending September 30, 2011 and September 30, 2010

	(Unaudited)				(Unaudited)
	Nine months ended September 30				Three months ended September 30
	2011		2010		2011		2010
Revenues
Revenue		$199		$225,652		$—		$150,078

Total Revenue		199		225,652		—		150,078

Cost and Expenses

Cost of Revenue		16,959		10,593		—		2,481

Gross Profit/(Loss)		(16,760)		215,059		__		147,597

Common Stock issued for services rendered		796,797		—		113,367		—
Selling, General & Admin		259,138		319,471		33,713		112,796
Salaries		134,209		—		__		—

Operating Income/(Loss)		(1,206,905)		(104,412)		(147,080)		34,801

Other Income/Expense
Interest Expense		—		—		—		—

Net Income/(Loss)		$(1,206,905)		$(104,412)		$(147,080)		$34,801

Weighted Average Net Income/(Loss) per common share	$	$ (0.02)	$	*	$	*	$	*
Weighted Average Common Shares Outstanding		68,818,329		55,844,221		71,405,387		57,456,324

*= less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Inc.

Statements of Cash Flow

 Nine Months Ending September 30, 2011 and September 30, 2010

	(Unaudited)	(Unaudited)
	30-Sep-11	30-Sep-10
Cash flows from operating activities:
Net (loss)	$(1,206,905)	$(104,412)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	759	2,343
Common stock issued for services rendered	796,797	10,900
Bank overdraft	—	(1,175)
Accounts payable and accrued expenses	11,652	98,847
Due from related party	(73,048)	—
Deferred revenue	—	(75,000)

Net cash used in operating activities:	(470,745)	(68,497)

Cash flows from financing activities
Proceeds from issuance of common stock	150,000	—
Proceeds from exercise of warrants	118,446	145,459
Proceeds from exercise of options	58,000	—
Repayment of officer loan payable	(2,400)	(1,600)

Net cash provided by financing activities	324,046	143,859

Net increase/(decrease) in cash	(146,699)	75,362

Cash beginning of period	400,848	0

Cash end of period	$254,149	$75,362

Non-cash financing activities

Common stock issued for payable	$72,375	$—
Deferred revenue	276,950
Prepayment of expenses through issuance of common stock	$66,300	$0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2011

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers. The Company also entered into a License Agreement with Worlds Online Inc. to sublicense its patented technologies.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended September 30, 2011 and 2010.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2011.

Deferred Revenue

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income since then. The balance was transferred over to Worlds Online Inc. and no longer appears on the Company’s balance sheet.

Call Option Agreements

The Company has entered into call option agreements with 13 of its major shareholders. The call options give the Company the right to purchase up to 4,150,000 shares of stock back at prices ranging from $0.15 per share up to $0.40 per share. The Company issued an aggregate of 680,000 shares of stock to these shareholders as an inducement to enter into these call option agreements. The call option agreements have expiration dates of 1 and 2 years . In October and November of 2011, 7 of the call options with 1 year expiration dates were extended for 1 year.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2011 and 2010.

(8)

Stockholders Equity

4,059,495 shares of common stock were issued for services rendered during the nine months ended September 30, 2011.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2011 and December 31, 2010 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental US GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change US GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2010 or the nine months ended September 30, 2011.

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

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The adoption of SFAS No. 167 in 2010 did not have a material impact on the Company’s financial statements.

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

During the nine months ended September 30, 2011, the Company issued 3,333,331 shares of common stock for a private placement in 2010. The shares were recorded as common stock subscribed but not yet issued at December 31, 2010.

During the nine months ended September 30, 2011 the Company completed a private placement of 1,000,000 shares of common stock at a price per share of $0.15 for aggregate proceeds of $150,000. These shares were not issued as of September 30, 2011 so are recorded as common stock subscribed but not yet issued.

During the nine months ended September 30, 2011 the Company issued an aggregate of 3,248,382 shares of common stock as payment for services rendered.

During the nine months ended September 30, 2011, the Company raised $118,446 with the exercise of warrants covering 1,160,804 shares of its common stock at a price per share ranging from $0.01 to $0.15 per share.

During the nine months ended September 30, 2011, the Company raised $58,000 with the exercise of options covering 928,529 shares of its common stock at a price ranging from $0.05 to $0.30 per share. 128,529 of those shares were exercised on a cashless basis by the surrender to the Company of an aggregate of 131,747 options with a value of $38,558 being equal to the difference in price between the exercise price and the market price on the date of exercise.

During the nine months ended September 30, 2011, the Company issued 309,741 shares of common stock to convert payables to equity.

During the nine months ended September 30, 2011, the Company subscribed but have not yet issued 486,113 shares of common stock for services rendered. These shares are recorded as Common stock subscribed but not yet issued at September 30, 2011.

(11)

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet. As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. During 2010, $265,000 worth of services was provided leaving a balance of $276,950 at December 31, 2010. As part of the spin off, the deferred revenue agreement was transferred to Worlds Online Inc. As of September 30, 2011 the balance is $0.

NOTE 5 - NOTES PAYABLE

Short term notes payable at September 30, 2011 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2011	$773,279
2012	$-0-
2013	$-0-
2014	$-0-
2015	$-0-
$773,279

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at September 30, 2011 and December 31, 2010 is as follows:

	30-Sep	31-Dec
	2011	2010
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,132
	$0	$759

Depreciation expense recorded for the three months ended September 30, 2011 and 2010 was $0 and $781, respectively.

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

During 2010 we also issued 500,000 stock options exercisable at $0.05 per share to one person, who is not an officer or a director. No stock options have been issued in the nine months ended September 30, 2011.

During the three months ended September 30, 2011, no stock options or warrants were exercised. There are no outstanding warrants as of September 30, 2011.

Stock Options
Stock options outstanding and exercisable on September 30, 2011 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.35	212,500	2.25
$0.30	60,000	1.00
$0.20	300,000	1.25
$0.20	300,000	2.25
$0.11	15,000	3.55
$0.11	15,000	1.00
$0.11	300,000	1.55
$0.05	15,450,000	0.92
$0.05	100,000	2.10

Exercisable
$0.35	212,500	2.25
$0.30	60,000	1.00
$0.20	300,000	1.25
$0.20	300,000	2.25
$0.11	15,000	3.55
$0.11	15,000	1.00
$0.11	300,000	1.55
$0.05	15,450,000	0.92
$0.05	100,000	2.10

(13)

NOTE 8 - INCOME TAXES

At September 30, 2011, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2011 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2011 is as follows:

Net operating loss carry forwards	$16,000,000
Valuation allowance	(16,000,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended September 30, 2011 is as follows:

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

Overview

General

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers. The Company also entered into a License Agreement with Worlds Online Inc. to sublicense patented technologies.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2011 and 2010 were $0 and $150,078, respectively. Our net revenue for each of the nine months ended September 30, 2011 and 2010 were $199 and $225,652, respectively. The decrease in revenue is due to spinning off the online business to Worlds Online Inc.

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Revenue decreased by $150,078, to $0 for the three months ended September 30, 2011 from $150,078 in the prior year. Revenue decreased to $0 because the selling of licenses and the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $2,481 to $0 in the three months ended September 30, 2011 from $2,481 in the three months ended September 30, 2010.

Selling general and administrative (SG&A) expenses decreased by $79,083 from $112,796 to $33,713 for the three months ended September 30, 2010 and 2011. Decrease is due to transferring over to Worlds Online in the spin off the business operations. The current SG&A expenses include primarily professional service fees including consulting, legal and accounting fees. Common stock issued for services rendered increased by $113,367 to $113,367 during this period in 2011 compared to $0 for the comparable period in 2010. The increase is due to the strategic business consulting and advice agreements signed during 2011 and in the last quarter of the prior year.

As a result of the foregoing, we realized a net loss of $147,080 for the three months ended September 30, 2011 compared to net income of $34,801 in the three months ended September 30, 2010.

Revenue decreased by $225,453 to $199 for the nine months ended September 30, 2011 from $225,652 in the prior year. The Company spun off the online businesses to Worlds Online Inc. The software licensing, VIP subscriptions and revenue related to the deferred revenue agreement have been transferred over to Worlds Online Inc. Before the spin off, the business was running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our cost of revenues during the nine months ended September 30, 2011 and 2010 are primarily comprised of (1) cost of goods sold: 1% and 3%, respectively, and (2) selling general and administrative expenses: 33% and 97%, respectively (3) Common stock issued for services rendered: 66% and 0%, respectively. Cost of sales on a consolidated basis increased $6,366 to $16,959 for the nine months ended September 30, 2011, from $10,593 in the nine months ended September 30, 2010. Increase was due to a data recovery project undertaken during the first half of 2011 and not the result of sales. Selling general and administrative expenses increased by approximately $73,876, from $319,471 to approximately $393,347 for the nine months ended September 30, 2010 and 2011, respectively. Increase is due to an increase in professional service fees including business consulting, legal, accounting and an increase in sales activity.

Common stock issued for services rendered increased by $796,797 to $796,797 in 2011 compared to $0 for 2010. The increase is due to the strategic business consulting and advice agreements signed during the quarter and in the last quarter of the prior year, and shares issued to individuals who have been performing valuable services for the company over the years without any form of compensation.

As a result of the foregoing we had a net loss of $1,206,905 for the nine months ended September 30, 2011 compared to a loss of $104,412 in the nine months ended September 30, 2010.

(16)

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations (con’t)

Liquidity and Capital Resources

Our financial and liquidity position has improved somewhat from the prior year period. Our unrestricted cash and cash equivalents was $254,149 at September 30, 2011. At September 30, 2010, cash and cash equivalents was $73,362. There were no capital expenditures in the nine months ended September 30, 2011 or in the nine months ended September 30, 2010.

Historically, our primary cash requirements have been to fund the cost of operations, to keep the Company in compliance with its reporting requirements, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

We have had to severely diminish our operations due to a lack of liquidity from mid-2001 through most of 2007. We were able to find a small source of additional capital in each of 2007 - 2010. There can be no assurance that any significant financing would become available to us at this time. The additional capital that we secured in previous years enabled us to bid on new business. There can be no assurance that any such new business would be sold in the future.

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

Item 4. Controls And Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011 the Company completed a private placement of 1,000,000 shares of unregistered common stock at a price per share of $0.15 for aggregate proceeds of $150,000. The investor was an “accredited” investor, no public advertising was used, and the stock certificate issued contained a restrictive legend.

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

Date: November 14, 2011

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(19)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF*XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE*XBRL	Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of

Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.