Form 10-K
period 2011-12-31
WORLDS INC
filed 2012-04-16
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Large Accelerated Filer                                                ☐  Accelerated Filer                                          ☐  Non-Accelerated Filer             ☒  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of April 13, 2012 (closing price was $0.17) was approximately $12,726,564.

At April 13, 2012, the issuer had outstanding 74,862,146 shares of par value $.001 Common Stock, of which 62,981,487.

(1)

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

(2)

PART I

ITEM 1. BUSINESS.

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

Before the spin-off, Worlds was a leading 3D entertainment portal which leveraged its proprietary technology, which we retained through our patent portfolio, to offer visitors a network of virtual, multi-user environments which we call "worlds". These worlds are visually engaging online environments featuring animation, motion and content where people can come together and, by navigating through the website, shop, interact with others, attend events and be entertained. In support of this portal and the overall business strategy, we design and develop software, content and related technology for the creation of interactive, three-dimensional ("3D") Internet web sites. Using our technology, we created our own Internet sites, as well as sites available through third-party online service providers.

Sites using our technology allow numerous, simultaneous visitors to enter, navigate and share interactive "worlds". Our 3D Internet sites are designed to promote frequent, repeat and prolonged visitation by users by providing them with unique online communities featuring dynamic graphics, highly useful and entertaining information content, and interactive capabilities. We believe that sites are highly attractive to advertisers because they offer access to demographic-specific user bases comprised of people that visit the site frequently and stay for relatively long periods of time.

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

On March 31, 2011, it was announced that our board had determined it would be in the best interest of our shareholders to transfer all of our online and operational technologies into our subsidiary, Worlds Online Inc. The assets were transfered as of May 16, 2011 and include: Worlds’ technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

Worlds Inc. has retained all of the related Intellectual  Property ( IP) consisting of the six existing patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, 8,082,501 and 8,145,998 and one Notice of Allowance for our patent application numbered 13/083,504 and 12/406/970, both titled “System and Method for Enabling Users to Interact in Virtual Space”, and all continuance claims currently before the USPTO including any to be filed going forward.

We intend to endeavor to prosecute our issued patents and any future issued patents against all parties that the company and our legal counsel believe to be infringing on said patents.

Enforcement actions are subject to the analysis of all relevant prior art and the costs associated with litigation.

We may also seek to acquire additional patents we believe will enhance our portfolio position in the markets within which our existing patents cover.

There can be no assurance that we will be successful in our ability to prosecute our IP portfolio or that we will be able to acquire additional patents.

We have maintained an approximately 19.7% equity interest in Worlds Online and each of our shareholders of record are expected to be issued a pro rata number of shares in Worlds Online.

On February 7, 2011 we changed our domicile from New Jersey to Delaware, changed our name to Worlds Inc., increased our authorized common stock to 100 million shares and added 5 million shares of blank check preferred stock.

(3)

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

We used our proprietary technology to produce three-dimensional portals and web sites. We believe that our core technology delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. Our technology permits the development of virtual worlds which have broad applications. These applications include but are not limited to:

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

(4)

Our Strategy

Worlds Inc. will be focused solely on expanding our patent portfolio and to enforce our rights where it believes parties are infringing on its IP portfolio.

Representative alliances and customers

We have contracted to Worlds Online Inc. a perpetual world-wide license to our patented technology. Pursuant to the license, Worlds Online has the right to issue unlimited sublicenses to the licensed technology, subject to World Inc.’s reasonable consent. The sublicenses are subject to a revenue share negotiated between the two Companies.

Competition

Since all operations were transferred to Worlds Online and our business is the expansion of our patented technology, the Company does not have any direct competition as it did in the past.

Currently, there are many companies collaborating to establish standardization of 3D usage on the Internet, the adoption of which may require changes to our technology.

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045, 7,181,690, 7,493,558, 7,494,856, 8,082,501 and 8,145,998 for multi-server technology for 3D applications, which is our core technology.  We are now looking into the implications and breadth of the patent in order to maximize its benefits.  The description of the initial patent is as follows:

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

In addition to our patents and trademark, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how. We spent $9,200 on software development in 2011 and $4,000 in 2010.

Employees

As of December 31, 2011, we had one employee, our president, Thomas Kidrin, who divided his time between us and Worlds Online.

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

The Company created a wholly-owned subsidiary named Worlds Online Inc. on January 25, 2011. On May 16, 2011, Worlds Inc. transferred to Worlds Online Inc. the majority of its operations and related operational assets, except for its patent portfolio.

(5)

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

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2011, we had only limited cash or cash equivalents. Accordingly, if we do not develop sources of revenues from our patent portfolio, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Since inception,we have incurred significant net losses as set forth in the financial information included elsewhere in this report. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully developed sources of revenues from our patent portfolio or generate revenues from other sources that are sufficient to offset our operating costs. We may never be able to accomplish these objectives.

It will be difficult for you to evaluate us based on our past performance because we have a relatively new business strategy with a limited operating history.

We have been actively engaged in the business of being an IP company for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and its new operations. We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

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

(6)

Risks related to our operations con’t

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

Our success is currently dependent, in large part, on the personal efforts of Thomas Kidrin, our president and chief executive officer.  The loss of Mr. Kidrin's services could have a material adverse effect on our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial, and other personnel, if and when our business grows. Competition for qualified personnel is intense and we may not be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on our ability to grow our business and operations.

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

(7)

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have approximately 74,862,146 shares of common stock outstanding, we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are now 5 million shares of blank preferred stock that the board can issue under any terms it wants and without any shareholder approval.

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

As of April 13, 2012, there are outstanding options and warrants to purchase an aggregate of approximately 18,262,500  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

(8)

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

ITEM 3. LEGAL PROCEEDINGS.

In Cosmo Communications v. Worlds Inc. (our former name) in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered in April 2001, is approximately $205,000, of which the full amount is accrued.  The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds.com is a successor company .

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

(9)

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

Year Ended December 31, 2010:	High	Low
First quarter	$0.27	$0.07
Second quarter	$0.12	$0.06
Third quarter	$0.13	$0.03
Fourth quarter	$0.18	$0.03

Year Ended December 31, 2011:	High	Low
First quarter	$0.36	$0.17
Second quarter	$0.49	$0.23
Third quarter	$0.31	$0.15
Fourth quarter	$0.18	$0.10

Holders

As of December 31, 2011, we had 636 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

N/A

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2011  with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	18,062,500		$0.064	6,937,500
Stock option grants approved by stockholders	0	$	N/A	-
Total	18,062,500		$0.063	6,937,500

(10)

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

On May 16, 2011, we transferred, through a spin-off to our then wholly owned subsidiary, Worlds Online Inc., the majority of our operations and related operational assets. We retained our patent portfolio which we intend to continue to increase and to more aggressively enforce against alleged infringers. We also entered into a License Agreement with Worlds Online Inc. to sublicense patented technologies.

The Company’s sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in the market.

Revenues

The Company’s sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in the market.

Prior to the spin-off we generated only modest revenue from VIP subscriptions to the Worlds Ultimate 3-D Chat service.

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

(11)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2011 and 2010 were $199 and $415,856, respectively.  We had revenue from VIP subscriptions to our Worlds 3-D chat service before the spin-off in 2011 and for 2010 from licensing our software, developing a 3-D world under our deferred revenue agreement and VIP subscriptions to our Worlds 3-D chat service. The Company’s future sources of revenue after the spin off will be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in the market.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenue decreased by $415,657 to $199 for the year ended December 31, 2011 from $415,856 in the prior year.  The decrease is due to the spin-off of the operating businesses to Worlds Online Inc.

Cost of revenues increased by $73,385 to $86,459 in 2011 from $13,074 in 2010. Increase is due to the work involved in preparing the technical documentation required for the patent infringement cases.

Selling general and administrative (S, G & A) expenses increased by $74,319, from $258,930 to $333,249 for the years ended December 31, 2010 and 2011, respectively.  Increase is primarily due to the professional fees related to the spin-off. Salaries decreased by $66,106 to $200,094 from $266,200 for the years ended December 31, 2011 and 2010 respectively. Decrease is due to an allocation of time for the CEO between Worlds Inc. and the spin-off entity Worlds Online Inc. Common stock issued for services rendered increased by $641,099 to $1,056,849 in 2011 compared to $415,750 for 2010. The increase is due to the strategic business consulting and advice agreements signed in 2010 and continued for the full year through 2011.

Other expenses include warrants expense of $0 and options expense of $18,188 for the year ended December 31, 2011 compared to warrant expense of $14,922 and options expense of $42,543 the year ended December 31, 2010.

As a result of the foregoing, we realized a net loss of $1,694,640 for the year ended December 31, 2011 compared to a loss of $595,563 in the year ended December 31, 2010, an increase in net losses of $1,099,077.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $152,526.  We raised an aggregate of $150,000 in the third quarter of 2011 from a private placement and in December 2010, we raised an aggregate of $400,000 through a private placement of common stock.

At December 31, 2010, we had cash and of $400,848.  We raised an aggregate of $145,459 in February 2010 from a private placement and in December 2010 we raised an aggregate of $400,000 through a private placement of common stock.

No capital expenditures were made in 2011 or 2010.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2010 and 2011  financings were and will be used to develop new products and services, enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Subsequent Events

On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company.

(12)

Recent Accounting Pronouncements

 Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

(13)

(14)

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Inc.

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2011 and 2010 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ending. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, CPA'S

Bongiovanni & Associates, CPA'S

Cornelius, North Carolina

April 13, 2012

  www.bai-cpa.com

(15)

Item 8 - Financial Statements

Worlds Inc
Balance Sheets
December 31, 2011 and December 31, 2010

		As of
	Decmber 31, 2011		December 31, 2010
Current Assets
Cash and cash equivalents	$152,526		$400,848
Due from related party	43,819		—
Prepaid Expense	82,633		—

Total Current Assets	278,978		400,848

Property and equipment, net of accumulated depreciation	—		759

TOTAL ASSETS	$278,978		$401,607

Current Liabilities
Accounts payable	$798,808		$782,809
Accrued expenses	1,866,172		1,818,751
Loan payable officer	—		2,400
Deferred revenue	—		276,950
Notes payable	773,279		773,279

Total Current Liabilities	$3,438,259		$3,654,189

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 74,862,146 and 62,781,122 at December 31, 2011 and December 31, 2010, respectively)	$74,862		$62,780
Common stock subscribed but not yet issued (525,000 and 3,358,331 at December 31, 2011 and December 31, 2010, respectively)	525		3,358
Additional Paid in Capital	25,231,804		23,453,111
Accumulated Deficit	(28,466,471)		(26,771,831)
Total stockholders deficit	$(3,159,281)		$(3,252,582)

Total Liabilities and stockholders deficit	$278,978		$401,607

See Notes to Financial Statements

(16)

Worlds Inc
Statement of Operations
Years Ended December 31, 2011 and December 31, 2010

	For the years ended
	December 31, 2011	December 31, 2010
Revenues
Revenue	$199	$415,856

Total Revenue	199	415,856

Cost and Expenses

Cost of Revenue	86,459	13,074

Gross Profit/(Loss)	(86,260)	402,782

Warrant Expense		14,922
Option Expense	18,188	42,543
Common Stock issued for services rendered	1,056,849	415,750
Selling, General and Admin.	333,249	258,930
Salaries	200,094	266,200

Operating loss	(1,694,640)	(595,563)

Other Income (Expense)
Interest Expense	—	—

Net (Loss)	$(1,694,640)	$(595,563)

Weighted Average Net Loss per share	(0.02)	(0.01)

Weighted Average Common Shares Outstanding	69,984,791	56,470,966

See Notes to Financial Statements

(17)

Worlds Inc
Statement of Cash Flows
Years Ended December 31, 2011 and December 31, 2010

		For the years ended
	December 31, 2011		December 31, 2010
Cash flows from operating activities:
Net (loss)	$(1,694,640)		$(595,563)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants expense	—		14,922
Depreciation	759		3,124
Fair value of stock options issued	18,188		42,543
Common stock issued for services rendered	1,093,982		368,949
Prepaid expense	(10,258)		—
Bank Overdraft	—		(1,175)
Accounts payable and accrued expenses	63,420		289,189
Due from related party	(43,819)
Deferred revenue	—		(265,000)

Net cash used in operating activities:	(572,368)		(143,011)

Cash flows from financing activities
Proceeds from issuance of common stock	150,000		400,000
Proceeds from exercise of warrants	118,446		145,459
Proceeds from exercise of options	58,000
Repayment of officer loan payable	(2,400)		(1,600)

Net cash provided by financing activities	324,046		543,859

Net increase/(decrease) in cash and cash equivalents	(248,322)		400,848

Cash and cash equivalents beginning of year	400,848		0

Cash and cash equivalents end of year	$152,526		$400,848

Non-cash financing activities:

Common stock issued for acconts payable	$72,375		$—
Deferred revenue	276,950		—
Conversion of debt to equity	—		175,000
Prepayment of expenses through issuance of common stock	82,633

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—		$—
Income taxes	$—		$—

See Notes to Financial Statements

(18)

Worlds Inc
Statement of Stockholders Deficit
For theYears Ended December 31, 2010 and 2011

				Common	Common
				Shares	Stock		Total
			Additional	Subscribed	Subscribed	Accumulated	stockholders'
	Common stock		Paid-in	but not	but not	Deficit	equity
	Shares	Amount	capital	Issued	Issued		(deficit)

Balances, January 1, 2010	53,663,758	$53,663	$22,258,713			$(26,176,269)	$(3,863,893)

Conversion of debt to equity	1,750,000	1,750	173,250				175,000
Common stock issued for services rendered	500,000	500	59,500				60,000
Exercise of warrants	1,454,590	1,455	144,004				145,459
Issuance of warrants			14,922				14,922
Issuance of common stock for services rendered	112,774	113	13,086				13,199
Issuance of common stock for cash investment			396,667	3,333,331	3,333		400,000
Common stock issued for services rendered	5,300,000	5,300	350,425	25,000	25		355,750
Issuance of stock options			42,543				42,543
Net Loss for the year ended December 31, 2010						(595,563)	(595,563)

Balances, December 31, 2010	62,781,122	$62,780	$23,453,111	3,358,331	$3,358	$(26,771,831)	$(3,252,582)

Conversion of debt to equity	309,741	310	72,065	—	—	—	72,375
Issuance of common stock for services rendered	5,348,619	5,349	1,088,133	500,000	500	—	1,093,982
Issuance of common stock for cash investment	4,333,331	4,333	149,000	(3,333,331)	(3,333)	—	150,000
Exercise of warrants	1,160,804	1,161	117,285	—	0	—	118,446
Exercise of stock options	928,529	929	57,071	—	—	—	58,000
Deferred revenue	—	—	276,950	—	—	—	276,950
Issuance of stock options			18,188				18,188
Net Loss for the year ended December 31, 2011						(1,694,640)	(1,694,640)

Balances, December 31, 2011	74,862,146	$74,862	$25,231,804	525,000	525	$(28,466,471)	$(3,159,281)

(19)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010

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

Due from Related Party

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses.

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in the market. The Company had the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed. Deferred revenue represents cash payments received in advance to be recorded as revenue when earned. The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

(20)

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2011 and 2010.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2011.

Deferred Revenue

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income since then. The balance was transferred over to Worlds Online Inc. and no longer appears on the Company’s balance sheet.

Call Option Agreements

The Company has entered into call option agreements with 13 of its major shareholders. The call options give the Company the right to purchase up to 4,150,000 shares of stock back at prices ranging from $0.15 per share up to $0.40 per share. The Company issued an aggregate of 680,000 shares of stock to these shareholders as an inducement to enter into these call option agreements. The call option agreements have expiration dates of 1 and 2 years. In 2011, 12 of the call options were extended for 1 year. The Company issued 315,000 additional shares as an inducement to enter into the 1 year extensions.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2011 and 2010.

Stockholders Equity

5,348,619 shares of common stock were issued for services rendered during the year ended December 31, 2011 .

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2011, and 2010 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

(21)

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

(22)

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

During the year ended December 31, 2011 the Company issued an aggregate of 5,348,619 shares of common stock as payment for services rendered with an aggregate value of $1,093,482.

During the year ended December 31, 2011, the Company raised $118,446 with the exercise of warrants covering 1,160,804 shares of its common stock at a price per share ranging from $0.01 to $0.15 per share.

During the year ended December 31, 2011, the Company raised $58,000 with the exercise of options covering 928,529 shares of its common stock at a price ranging from $0.05 to $0.30 per share. 128,529 of those shares were exercised on a cashless basis by the surrender to the Company of an aggregate of 131,747 options with a value of $38,558 being equal to the difference in price between the exercise price and the market price on the date of exercise.

During the year ended December 31, 2011, the Company issued 4,333,331 common shares for a cash investment of $150,000. Included in these shares were 3,333,331 in shares from the prior year that were issued for $400,000.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet. As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. During 2010, $265,000 worth of services was provided leaving a balance of $276,950 at December 31, 2010. As part of the spin off, the deferred revenue agreement was transferred to Worlds Online Inc. As of December 31, 2011 the balance is $0.

(23)

NOTE 5 - NOTES PAYABLE

Short term notes payable at December 31, 2011 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2012	$773,279
2013	$-0-
2014	$-0-
2015	$-0-
2016	$-0-
$773,279

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at December 31, 2011 and December 31, 2010 is as follows:

	31-Dec	31-Dec
	2011	2010
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,132
Net book value	$-0-	$759

Depreciation expense recorded for the years ended December 31, 2011 and 2010 was $759 and $3,124, respectively.

(24)

NOTE 7 – STOCK OPTIONS

During the year ended December 31,2011, the Company recorded an expense of $18,188, equal to the estimated fair value of the options that are to be issued to the directors for serving on the board in 2011 at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.0% risk-free interest, 0% dividend yield, 60% volatility, and expected life of three years.

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

During 2010 we also issued 500,000 stock options exercisable at $0.05 per share to one person, who is not an officer or a director. No stock options have been issued in the year ended December 31, 2011.

During the year ended December 31, 2011, 1,160,804 warrants were exercised and 928,529 stock options were exercised for cash proceeds of $118,446 and $58,000, respectively. There are no outstanding warrants as of December 31, 2011.

Stock Options
Stock options outstanding and exercisable on December 31, 2011 are as follows:

Exercise Price per Share	Shares Under Option	Remaining Life in Years

Outstanding
$0.35	212,500	2.00
$0.30	300,000	.75
$0.20	300,000	1.00
$0.20	300,000	2.00
$0.11	150,000	3.30
$0.11	150,000	.75
$0.11	300,000	1.30
$0.05	15,450,000	0.67
$0.05	600,000	1.85

Exercisable
$0.35	212,500	2.00
$0.30	300,000	.75
$0.20	300,000	1.00
$0.20	300,000	2.00
$0.11	150,000	3.30
$0.11	150,000	.75
$0.11	300,000	1.30
$0.05	15,450,000	0.67
$0.05	600,000	1.85

(25)

NOTE 8 - INCOME TAXES

At December 31, 2011, the Company had federal and state net operating loss carry forwards of approximately $40,000,000  that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2011 and 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2011 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of December 31, 2011 is as follows:

Net operating loss carry forwards	$16,000,000
Valuation allowance	(16,000,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the year ended December 31, 2011 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

NOTE 9 - EMPLOYMENT AGREEMENTS (COMMITMENT)

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

(26)

NOTE 10 – SUBSEQUENT EVENTS

On April 12, 2012, the company closed a small financing in which it sold 1 million shares of its common stock at a price of $0.25 per share. The purchaser was a non-U.S. entity with a history of investing in companies, like the registrant, with patent portfolios.

Item 8.01. Other Events.

On April 12, 2012, the registrant closed a small financing in which it sold 1 million shares of its common stock at a price of $0.25 per share. The purchaser was a non-U.S. entity with a history of investing in companies, like the registrant, with patent portfolios.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2011 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2011 at the reasonable assurance level.

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

(27)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	59	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	51	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	65	Director
Jay Coleman	Deceased	Director
Robert Fireman	63	Director

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

Jay Coleman passed away on November 27, 2011. Mr. Coleman was the founder and CEO, since 1976, of Entertainment Marketing & Communications International, a leading independent company linking worldwide consumer marketing with the broad spectrum of contemporary music, entertainment and technology and he brought to the board his experience and expertise in marketing as well as his contacts in the music industry, the initial area in which we are directing our technology.  Major deals include the Rolling Stones with American Express; Michael Jackson with Pepsi; and Sponsorship for Live Aid and Live Earth, among other major media events. Mr. Coleman was best known for pioneering music sponsorship and marketing, creating landmark deals, and expanding his company's marketing capabilities beyond pop music, creating breakthrough concepts in all areas of entertainment.

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

The board of directors did not meet during 2011 but acted by written consent seven times during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

(28)

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics was filed  as Exhibit 14.1 to a previous annual report. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications we make

·	Compliance with applicable governmental laws, rules and regulations

·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

·	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2011.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

(29)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2011, 2010 and 2009, to our chief executive officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods .

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2011	$192,308	(3)	0	0	0		0	$192,308	(3)
	2010	$115,385		0	0	0		0	$115,385
	2009	$123,077		0	0	0		0	$123,077

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement with a 2011 salary of $292,820.  A portion of his compensation has been paid by Worlds Online Inc. with the remaining balance deferred due to lack of funds.

Stock Option Grants

The following table sets forth information as of December 31, 2011 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2011

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2011 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jay Coleman	0	0	6,063		6,063
Robert Fireman	0	0	6,063		6,063
Bernard Stolar	0	0	6,063		6,063

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 fiscal year for the fair value of stock options granted to the named director in fiscal year 2011, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(30)

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

Stock Option Plan

On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which was presented to our shareholders for their approval at our next annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.  To date, 18,287,500 options have been issued under the plan. In 2011, 928,529 options were exercised, at December 31, 2011 16,752,500 options were outstanding .

Compensation Committee Interlocks and Insider Participation

All of our officers and directors currently hold the same positions with our former subsidiary, Worlds Online Inc, although as described elsewhere herein it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and of Worlds Online Inc. may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	15,000,000	0	0	$0.05	09-04-12

(31)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 28, 2012, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 74,862,146 shares of common stock outstanding as of April 13, 2012 .

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 13, 2012

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	16,290,000(3)	24.20%
Robert Fireman	650,000(4)	0.82%
Bernard Stolar	550,000(4)	0.67%
Steven Chrust	6,023,661(5)	8.95%
All directors and executive officers as a group (one person)	17,490,000(6)	35.38%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(6) Includes 17,290,000 currently exercisable stock options .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Stolar and Fireman are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

We currently own 19.7% of the outstanding common stock of our former wholly-owned subsidiary, Worlds Online Inc., and it has officers and directors which mirror ours, although as described elsewhere herein it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months.

(32)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2011 and 2010. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011		2010
	Bongiovanni		Bongiovanni

Audit Fees (1)	$26,500	(2)	$26,500
Audit-Related Fees (3)	15,000		15,000
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$43,000		$43,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2011 and 2010 relate to (i) the audit of our annual financial statements for the years ended December 31, 2011 and 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2011 and 2010.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(33)

ITEM 15. EXHIBITS .

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant date as of May 16, 2011 (e)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

** Filed herewith

(34)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2012                                                                                                WORLDS INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                                      Title                                                              Date

/s/ Thomas Kidrin                           President, Chief Executive Officer                          April 13, 2012

Thomas Kidrin                                and Director

/s/ Christopher J. Ryan                     Vice President - Finance and                                 April 13, 2012

Christopher J. Ryan                          Principal Accounting and

                                                            Financial Officer

/s/ Bernard Stolar                              Director                                                              April 13, 2012

Bernard Stolar

/s/ Robert Fireman                             Director                                                              April 13, 2012

Robert Fireman

(35)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

** Filed herewith