Form 10-K/A
period 2011-12-31
WORLDS INC
filed 2012-04-19
CIK 1961

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”) of WORLDS INC.(the “Company”), filed with the Securities and Exchange Commission on April 19, 2012, is to:

a)	Furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T. Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the balance sheets at December 31, 2011 and 2010, (ii) the statements of operations for the years ended December 31, 2011 and December 31, 2010, (iii) the statement of stockholders’ deficit for the years ended December 31, 2011 and December 31, 2010, (iv) the statement of cash flows for the years ended December 31, 2011 and December 31, 2010, and (v) the notes to the financial statements (tagged as blocks of text).

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Form 10-K/A. The Form 10-K/A continues to speak as of the date of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.