Form 10-Q
period 2012-03-31
WORLDS INC
filed 2012-05-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

As of May 15, 2012, 76,322,705 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2012 and December 31, 2011

	unaudited	audited
	31-Mar-12	31-Dec-11
Current Assets
Cash	$43,855	$152,526
Restricted cash	250,000	—
Due from related party	56,115	43,819
Prepaid expense	32,298	82,633

Total Current Assets	382,268	278,978

Patents	7,000	—

TOTAL ASSETS	$389,268	$278,978

Current Liabilities
Accounts payable	$797,908	$798,808
Accrued expenses	1,876,172	1,866,172
Notes payable	773,279	773,279

Total Current Liabilities	3,447,359	3,438,259

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 75,280,098 and 74,862,146 at March 31, 2012 and December 31, 2011, respectively)	75,280	74,862
Common stock subscribed but not yet issued (2,087,276 and 525,000 at March 31, 2012 and December 31, 2011, respectively)	2,087	525
Additional Paid in Capital	25,636,523	25,231,804
Accumulated Deficit	(28,771,981)	(28,466,471)
Total stockholders deficit	(3,058,091)	(3,159,281)

Total Liabilities and stockholders deficit	$389,268	$278,978

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
Three Months Ended March 31, 2012 and March 31, 2011

	Three months ended March 31
	2012	2011
Revenues
Revenue	$—	$199

Total Revenue	—	199

Cost and Expenses

Cost of Revenue	—	12,309

Gross Profit/(Loss)	—	(12,110)

Common Stock issued for services rendered	207,035	473,430
Selling, General & Admin.	50,160	113,254
Salaries	48,315	73,205

Operating loss	(305,510)	(671,999)

Other Income Expense
Interest Expense	—	—

Net (Loss)	$(305,510)	$(671,999)

Weighted Average Loss per share	*	$(0.01)
Weighted Average Common Shares Outstanding	75,071,122	64,991,384
*less than $0.01
The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2012 and March 31, 2011

	Unaudited	Unaudited
	31-Mar-12	31-Mar-11

Cash flows from operating activities:
Net (loss)	$(305,510)	$(671,999)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	—	759
Common stock issued for services rendered	207,035	473,430
Accounts payable and accrued expenses	9,100	(40,898)
Due from related party	(12,296)	—

Net cash (used in) operating activities:	(101,671)	(238,708)

Cash flows from investing activities:
Increase in patent cost	(7,000)	—

Net cash (used in) investing activities:	(7,000)	—

Cash flows from financing activities
Proceeds from issuance of common stock	250,000	—
Proceeds from exercise of warrants	—	27,346
Repayment of officer loan payable	—	(2,400)

Net cash provided by financing activities	250,000	24,946

Net increase/(decrease) in cash	141,329	(213,762)

Cash and cash equivalents beginning of period	152,526	400,848

Cash and cash equivalents end of period	$293,855	$187,086

Non-cash financing activities

Common stock issued for payable	$—	$17,375

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

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

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off is expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in the market. During the first quarter of 2012 the Company had the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed. Deferred revenue represents cash payments received in advance to be recorded as revenue when earned. The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

(5)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended March 31, 2012 and 2011.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2012. See Note 5 for a further description thereof.

Deferred Revenue

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income since then. The balance was transferred over to Worlds Online Inc. and no longer appears on the Company’s balance sheet.

(6)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2012 and 2011.

Stockholders Deficit

417,952 shares of common stock were issued and 637,276 shares of common stock will be issued for services rendered during the three months ended March 31, 2012.

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2012 and December 31, 2011 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

(7)

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

During the three months ended March 31, 2012, the Company sold 1,000,000 common shares for a cash investment of $250,000. The shares were not issued as of March 31, 2012, and are recorded as common stock subscribed but not yet issued.

During the three months ended March 31, 2012, the Company issued an aggregate of 417,952 shares of common stock and will issue 637,276 shares of common stock as payment for services rendered with an aggregate value of $207,035.

(8)

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet. As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. During 2010, $265,000 worth of services was provided leaving a balance of $276,950 at December 31, 2010. As part of the spin off, the deferred revenue agreement was transferred to Worlds Online Inc. as of March 31, 2012, the balance is $0.

NOTE 5 - NOTES PAYABLE

Short term notes payable at March 31, 2012 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2012	$773,279
2013	$-0-
2014	$-0-
2015	$-0-
2016	$-0-
$773,279

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at March 31, 2012 and December 31, 2011 is as follows:

	31-Mar	31-Dec
	2012	2011
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,891
	$0	$0

Depreciation expense recorded for the three months ended March 31, 2012 and 2011 was $0 and $0, respectively.

NOTE 7 – STOCK OPTIONS

No stock options have been issued during the three months ended March 31, 2011.

During the three months ended March 31, 2012, no stock options or warrants were exercised. There are no outstanding warrants as of March 31, 2012.

Stock Options
Stock options outstanding and exercisable on March 31, 2012 are as follows:
Exercise Price per Share	Shares Under Option	Remaining Life in Years

Outstanding
$0.35	212,500	1.75
$0.30	300,000	.50
$0.20	300,000	.75
$0.20	300,000	1.75
$0.11	150,000	3.05
$0.11	150,000	.50
$0.11	300,000	1.05
$0.05	15,450,000	0.42
$0.05	600,000	1.60

Exercisable
$0.35	212,500	1.75
$0.30	300,000	.50
$0.20	300,000	.75
$0.20	300,000	1.75
$0.11	150,000	3.05
$0.11	150,000	.50
$0.11	300,000	1.05
$0.05	15,450,000	0.42
$0.05	600,000	1.60

(9)

NOTE 8 - INCOME TAXES

At March 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of March 31, 2012 is as follows:

Net operating loss carry forwards	$16,000,000
Valuation allowance	(16,000,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

During the three months ended March 31, 2012 and March 31, 2011, the valuation allowance decreased by approximately $112,000 and $262,000, respectively.

NOTE 9 - PATENTS

Worlds Inc. currently has six patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, 8,082,501 and 8,145,998. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those that the Company and our legal counsel believe to be infringing on said patents were capitalized under patents until a resolution is reached.

There can be no assurance that we will be successful in our ability to prosecute our IP portfolio or that we will be able to acquire additional patents.

NOTE 10 – RESTRICTED CASH

On March 29, 2012 the company sold one million shares of common stock for $250,000. At March 31, 2012 the cash was held in an escrow account until the common share certificates from the private placement were issued. Restricted cash is this cash held in escrow at March 31, 2012. The shares were delivered in April and the cash released.

(10)

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

At present, the Company’s anticipated sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in the market.

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

(11)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2012 and 2011 were $0 and $199, respectively. We had revenue from VIP subscriptions to our Worlds 3-D chat service before the spin-off in 2011. The Company’s future sources of revenue after the spin off is currently anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in the market.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenue decreased by $199, to $0 for the three months ended March 31, 2012 from $199 in the prior year. Revenue decreased to $0 because the selling of licenses and the VIP subscription business has been transferred to Worlds Online Inc. The business, up to the date of the spin off, continued to run in a severely diminished mode due to the lack of liquidity. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $12,309 to $0 in the three months ended March 31, 2012 from $12,309 in the three months ended March 31, 2011.

Selling general and administrative (SG&A) expenses decreased by $63,094 from $113,254 to $50,160 for the three months ended March 31, 2011 and 2012, respectively. Decrease is due to transferring over to Worlds Online in the spin off the business operations. The current SG&A expenses include an allocation of the CEO’s administrative costs and professional service fees including consulting, legal and accounting fees. Salaries decreased by $24,890 to $48,315 from $73,205 for the three months ended March 31, 2012 and 2011, respectively. Decrease is due to an allocation of time for the CEO between Worlds Inc. and the spin-off entity, Worlds Online Inc. Common stock issued for services rendered decreased by $266,395 to $207,035 during the three months ended March 31, 2012 compared to $473,430 for the three month ended March 31, 2011. The decrease is due to two strategic business consulting and advice agreements signed in the last quarter of 2010 which terminated in 2011 subsequent to March 31.

As a result of the foregoing, we realized a net loss of $305,510 for the three months ended March 31, 2012 compared to a net loss of $671,999 in the three months ended March 31, 2011.

Liquidity and Capital Resources

Our financial and liquidity position has improved somewhat from the prior year period if the cash being held in escrow is included. Our unrestricted cash and cash equivalents was $43,855 at March 31, 2012 and our restricted cash, being cash held in an escrow account until the common share certificates from the private placement are issued, was $250,000. We raised an aggregate of $250,000 in March of 2012 from a private placement of common stock.

At March 31, 2011, cash and cash equivalents was $152,526. There were no capital expenditures in the three months ended March 31, 2012 or in the three months ended March 31, 2011.

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

On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company

(12)

Item 4. Controls And Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2011 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012 the Company completed a private placement of 1,000,000 shares of unregistered common stock at a price per share of $0.25 for aggregate proceeds of $250,000. The investor was an “accredited” investor, no public advertising was used, and the stock certificate issued contained a restrictive legend.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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

(13)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2012

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(14)

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