Form 10-Q
period 2012-06-30
WORLDS INC
filed 2012-08-20
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 20, 2012, 76,800,344 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2012 and December 31, 2011

	Unaudited	Audited
	30-Jun-12	31-Dec-11
Current Assets
Cash and cash equivalents	$61,516	$152,526
Due from related party	55,873	43,819
Prepaid Expense	15,297	82,633

Total Current Assets	132,686	278,978

Patents	7,000	—

TOTAL ASSETS	$139,686	$278,978

Current Liabilities
Accounts payable	$797,908	$798,808
Accrued expenses	1,832,494	1,866,172
Notes payable	773,279	773,279

Total Current Liabilities	3,403,681	3,438,259

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 76,800,344 and 74,862,146 at June 30, 2012 and December 31, 2011, respectively)	76,800	74,862
Common stock subscribed but not yet issued (644,699 and 525,000 at June 30, 2012 and December 31, 2011, respectively)	645	525
Additional Paid in Capital	25,646,445	25,231,804
Accumulated Deficit	(28,987,885)	(28,466,471)
Total stockholders deficit	(3,263,995)	(3,159,281)

Total Liabilities and stockholders deficit	$139,686	$278,978

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
Six and Three Months Ended June 30, 2012 and June 30, 2011

	Unaudited		Unaudited
	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues
Revenue	$—	$199	$—	$—

Total Revenue	—	199	—	—

Cost and Expenses

Cost of Revenue	—	16,959	—	4,650

Gross Profit/(Loss)	—	(16,760)	—	(4,650)

Common Stock issued for services rendered	234,036	683,430	27,001	210,000
Selling, General & Admin.	158,537	225,425	108,377	112,172
Payroll and related taxes	128,841	134,209	80,526	61,004

Operating loss	(521,414)	(1,059,824)	(215,904)	(387,826)

Other Income Expense
Interest Expense	—	—	—	—

Net (Loss)	$(521,414)	$(1,059,824)	$(215,904)	$(387,826)

Weighted Average Loss per share	(0.01)	$(0.02)	*	$(0.01)
Weighted Average Common Shares Outstanding	75,720,479	67,503,361	76,505,325	69,987,733

*-less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2012 and June 30, 2011

	Unaudited	Unaudited
	30-Jun-12	30-Jun-11
Cash flows from operating activities:
Net (loss)	$(521,414)	$(1,059,824)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	759
Common stock issued for services rendered	234,036	683,430
Accounts payable and accrued expenses	(34,578)	(4,972)
Due from related party	(12,054)	(23,339)
Net cash used in operating activities:	(334,010)	(403,946)

Cash flows from investing activities:
Patent	(7,000)	—
Net cash used in investing activities:	(7,000)	—

Cash flows from financing activities
Proceeds from issuance of common stock	250,000	—
Proceeds from exercise of options	—	58,000
Proceeds from exercise of warrants	—	118,446
Repayment of officer loan payable	—	(2,400)
Net cash provided by financing activities	250,000	174,046

Net increase/(decrease) in cash	(91,010)	(229,900)

Cash beginning of period	152,526	400,848

Cash end of period	$61,516	$170,948

Non-cash financing activities

Common stock issued for payable	$—	$72,375
Deferred revenue		276,950

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2012

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

(5)

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off is expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in the market. During the second quarter of 2012 the Company had no revenue. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction. Deferred revenue represents cash payments received in advance to be recorded as revenue when earned. The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2012 and 2011.

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

(6)

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2012. See Note 5 for a further description thereof.

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

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2012 and December 31, 2011 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

(7)

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The company does not expect that the adoption of this guidance will have a material impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The company does not expect that the adoption of this guidance will have a material impact the Company’s consolidated results of operations or financial position.

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

(8)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the six months ended June 30, 2011, the Company raised $27,346 with the exercise of warrants covering 240,644 shares of its common stock at a price per share ranging from $0.01 to $0.15 per share.

During the six months ended June 30, 2012, the Company issued 1,000,000 common shares for a cash investment of $250,000.

During the six months ended June 30, 2012, the Company issued an aggregate of 938,198 shares of common stock as payment for services rendered with an aggregate value of $234,036.

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet. As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. During 2010, $265,000 worth of services was provided leaving a balance of $276,950 at December 31, 2010. As part of the spin off, the deferred revenue agreement was transferred to Worlds Online Inc. as of June 30, 2012, the balance is $0.

(9)

NOTE 5 - NOTES PAYABLE

Short term notes payable at June 30, 2012 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2012	$773,279
2013	$-0-
2014	$-0-
2015	$-0-
2016	$-0-
$773,279

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at June 30, 2012 and December 31, 2011 is as follows:

	30-Jun	31-Dec
	2012	2011
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,891
	$0	$0

Depreciation expense recorded for the six months ended June 30, 2012 and 2011 was $0 and $0, respectively.

NOTE 7 – STOCK OPTIONS

No stock options have been issued during the six months ended June 30, 2012.

During the six months ended June 30, 2012, no stock options or warrants were exercised. There are no outstanding warrants as of June 30, 2012.

Stock Options
Stock options outstanding and exercisable on June 30, 2012 are as follows:
Exercise Price per Share	Shares Under Option	Remaining Life in Years

Outstanding
$0.35	212,500	1.50
$0.30	300,000	.25
$0.20	300,000	.50
$0.20	300,000	1.50
$0.11	150,000	2.80
$0.11	150,000	.25
$0.11	300,000	.80
$0.05	15,450,000	0.17
$0.05	600,000	1.35

Exercisable
$0.35	212,500	1.50
$0.30	300,000	.25
$0.20	300,000	.50
$0.20	300,000	1.50
$0.11	150,000	2.80
$0.11	150,000	.25
$0.11	300,000	.80
$0.05	15,450,000	0.17
$0.05	600,000	1.35

(10)

NOTE 8 - INCOME TAXES

At June 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $40,520,000 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of June 30, 2012 is as follows:

Net operating loss carry forwards	$15,800,000
Valuation allowance	(15,800,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended June 30, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

During the six months ended June 30, 2012 and June 30, 2011, the valuation allowance increased by approximately $200,000 and $400,000, respectively.

NOTE 9 - PATENTS

Worlds Inc. currently has six patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501 and 8,145,998. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those parties that the Company and our legal counsel believe to be infringing on said patents were capitalized under patents until a resolution is reached.

There can be no assurance that we will be successful in our ability to prosecute our IP portfolio or that we will be able to acquire additional patents.

(11)

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

Revenues

We generated no  revenue during the quarter because we transferred the operations of the Company to Worlds Online Inc.

We classify our expenses into two broad groups:

O	cost of revenues; and

O	selling, general and administration

(12)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2012 and 2011 were $0 and $0, respectively. Our net revenue for each of the six months ended June 30, 2012 and 2011 were $0 and $199, respectively. The lack of revenue is due to spinning off the online business operations to Worlds Online Inc.

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

Revenue is $0 for the three months ended June 30, 2012 and 2011. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues decreased by $4,650 to $0 in the three months ended June 30, 2012 from $4,650 in the three months ended June 30, 2011.

Selling general and administrative (S, G & A) expenses decreased by $3,795 or 3% from $112,172 to $108,377 for the three months ended June 30, 2011 and 2012, respectively. Common stock issued for services rendered decreased by $182,999 to $27,001 for three months June 30, 2012 compared to $210,000 for the same period in 2011. The decrease is due to certain strategic business consulting and advice agreements ending last year after the spin off.

As a result of the foregoing, we realized a net loss of $215,904 for the three months ended June 30, 2012 compared to a loss of $387,826 in the three months ended June 30, 2011, an decreased loss of $171,922.

Revenue decreased by $199 to $0 for the six months ended June 30, 2012 from $199 in the prior year. The Company spun off the online businesses to Worlds Online Inc. The VIP subscriptions and revenue related to the deferred revenue agreement has been transferred over to Worlds Online Inc. Before the spin off, the business was running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our cost of revenues during the six months ended June 30, 2012 and 2011 are primarily comprised of (1) cost of goods sold: 0% and 2%, respectively, (2) selling general and administrative expenses: 30% and 21%, respectively, (3) Common stock issued for services rendered: 45% and 64%, respectively, and (4) payroll and related taxes: 25% and 13%, respectively. Cost of sales on a consolidated basis decreased $16,959 to $0 for the six months ended June 30, 2012, from $16,959 in the six months ended June 30, 2011. The decrease was due to a data recovery project undertaken during the six months ended June 30, 2011 and not the result of sales and there was no activity in 2012 due to the spin off of the online business operations. Selling general and administrative expenses decreased by approximately $66,888, from $225,425 to approximately $158,537 for the six months ended June 30, 2011 and 2012, respectively. Decrease is due to a decrease in professional service fees including business consulting, legal and accounting.

Common stock issued for services rendered decreased by $449,394 to $234,036 in 2012 compared to $683,430 for 2011. The decrease is due to the strategic business consulting and advice agreements in the prior year ending due to the spin off and also last year the Company issued shares to individuals who had been performing valuable services for the company over the years without any form of compensation.

As a result of the foregoing we had a net loss of $521,414 for the six months ended June 30, 2012 compared to a loss of $1,059,824 in the six months ended June 30, 2011.

(13)

Liquidity and Capital Resources

Our financial and liquidity position has deteriorated somewhat from the prior year period. Our cash equivalents was $61,516 at June 30, 2012. We raised an aggregate of $250,000 in March of 2012 from a private placement of common stock.

At June 30, 2011, cash and cash equivalents was $170,946. There were no capital expenditures in the three months ended June 30, 2012 or in the three months ended June 30, 2011.

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

On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company

Item 4. Controls And Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(14)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In Cosmo Communications v. Worlds Inc. in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered in April 2001, is approximately $205,000, of which the full amount is accrued.  The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that we are a successor company .

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

(15)

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

(16)

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

(17)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 20, 2012

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(18)