Form 10-Q
period 2012-09-30
WORLDS INC
filed 2012-11-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

As of November 14, 2012, 77,723,071 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2012 and December 31, 2011

	Unaudited	Audited
	30-Sep-12	31-Dec-11
Current Assets
Cash and cash equivalents	$5,905	$152,526
Due from related party	65,788	43,819
Prepaid expense	-	82,633

Total Current Assets	71,694	278,978

Patents	7,000	—

TOTAL ASSETS	$78,694	$278,978

Current Liabilities
Accounts payable	$797,908	$798,808
Accrued expenses	1,900,643	1,866,172
Notes payable	773,279	773,279

Total Current Liabilities	3,471,830	3,438,259

Stockholders (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 77,723,071 and 74,862,146 at September 30, 2012 and December 31, 2011, respectively)	77,723	74,862
Common stock subscribed but not yet issued (371,942 and 525,000 at September 30, 2012 and December 31, 2011, respectively)	372	525
Additional paid in capital	25,703,295	25,231,804
Accumulated deficit	(29,174,526)	(28,466,471)
Total stockholders deficit	(3,393,136)	(3,159,281)

Total Liabilities and stockholders deficit	$78,694	$278,978

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
Nine and Three Months Ended September 30, 2012 and September 30, 2011

	Unaudited		Unaudited
	Nine months ended Sept. 30		Three months ended Sept. 30
	2012	2011	2012	2011
Revenues
Revenue	$—	$199	$—		$—

Total Revenue	—	199	—		—

Cost and Expenses

Cost of Revenue	—	16,959	—		—

Gross Profit/(Loss)	—	(16,760)	—		—

Common Stock issued for services rendered	299,333	796,797	65,297		113,367
Selling, General & Admin.	211,614	259,138	53,077		33,713
Payroll and related taxes	197,108	134,209	68,267		—

Operating loss	(708,055)	(1,206,905)	(186,641)		(147,080)

Other Income Expense
Interest Expense	—	—	—		—

Net (Loss)	$(708,055)	$(1,206,905)	$(186,641)		$(147,080)

Weighted Average Loss per share	(0.01)	$(0.02)	*	$	*
Weighted Average Common Shares Outstanding	76,194,707	68,818,329	77,132,854		71,405,387

*-less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2012 and September 30, 2011

	Unaudited	Unaudited
	30-Sep-12	30-Sep-11
Cash flows from operating activities:
Net (loss)	$(708,055)	$(1,206,905)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Depreciation	—	759
Common stock issued for services rendered	299,333	796,797
Accounts payable and accrued expenses	33,571	11,652
Due from related party	(21,970)	(73,048)
Net cash (used in) operating activities:	(397,121)	(470,745)

Cash flows from investing activities:
Patent	(7,000)	—
Net cash (used in) investing activities:	(7,000)	—

Cash flows from financing activities
Proceeds from issuance of common stock	250,000	150,000
Proceeds from exercise of options	7,500	58,000
Proceeds from exercise of warrants	—	118,446
Repayment of officer loan payable	—	(2,400)
Net cash provided by financing activities	257,500	324,046

Net increase/(decrease) in cash	(146,621)	(146,699)

Cash beginning of period	152,526	400,848

Cash end of period	$5,905	$254,149

Non-cash financing activities

Common stock issued for accounts payable	$—	$72,375
Deferred revenue	—	276,950
Prepayment of expenses through issuance of common stock	—	66,300

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012

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

(5)

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off is expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in the market. During the second quarter of 2012 the Company had no revenue. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction. Deferred revenue represents cash payments received in advance to be recorded as revenue when earned. The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended September 30, 2012 and 2011.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2012. See Note 5 for a further description thereof.

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

Commitments and Contingencies

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2012 and December 31, 2011 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

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

During the nine months ended September 30, 2011 the Company issued an aggregate of 4,059,495 shares of common stock as payment for services rendered.

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

During the nine months ended September 30, 2012, the Company issued 1,000,000 common shares for a cash investment of $250,000.

During the nine months ended September 30, 2012, the Company issued an aggregate of 3,323,382 shares of common stock as payment for services rendered with an aggregate value of $299,333.

During the nine months ended September 30, 2012, the Company raised $7,500 with the exercise of options covering 150,000 shares of its common stock at a price of $0.05 per share.

(9)

NOTE 4 – DEFERRED REVENUE

Deferred revenue represents advance payments for the license, the design and development of the software, content and related technology for the creation of an interactive, 3D entertainment portal on the internet. As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. During 2010, $265,000 worth of services was provided leaving a balance of $276,950 at December 31, 2010. As part of the spin off, the deferred revenue agreement was transferred to Worlds Online Inc. Accordingly, as of September 30, 2012, the balance is $0.

NOTE 5 - NOTES PAYABLE

Short term notes payable at September 30, 2012 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2012	$773,279
2013	$-0-
2014	$-0-
2015	$-0-
2016	$-0-
$773,279

(10)

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at September 30, 2012 and December 31, 2011 is as follows:

	30-Sept	31-Dec
	2012	2011
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,891
	$0	$0

Depreciation expense recorded for the nine months ended September 30, 2012 and 2011 was $0 and $0, respectively.

NOTE 7 – STOCK OPTIONS

No stock options were issued during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, stock options representing 150,000 shares at $0.05 per share were exercised. No warrants were exercised. There are no outstanding warrants as of September 30, 2012.

Stock Options
Stock options outstanding and exercisable on September 30, 2012 are as follows:
Exercise Price per Share	Shares Under Option	Remaining Life in Years

Outstanding
$0.35	212,500	1.25
$0.20	300,000	.25
$0.20	300,000	1.25
$0.11	150,000	2.55
$0.11	300,000	.55
$0.076	7,500,000	1.42
$0.05	450,000	1.10

Exercisable
$0.35	212,500	1.25
$0.20	300,000	.25
$0.20	300,000	1.25
$0.11	150,000	2.55
$0.11	300,000	.55
$0.076	7,500,000	1.42
$0.05	450,000	1.10

(11)

NOTE 8 - INCOME TAXES

At September 30, 2012, the Company had federal and state net operating loss carry forwards of approximately $40,520,000 that expire in various years through the year 2024.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,000,000 less a valuation allowance in the amount of approximately $16,000,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company’s total deferred tax asset as of September 30, 2012 is as follows:

Net operating loss carry forwards	$15,800,000
Valuation allowance	(15,800,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended September 30, 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

During the nine months ended September 30, 2012 and September 30, 2011, the valuation allowance increased by approximately $200,000 and $400,000, respectively.

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

(13)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2012 and 2011 were $0 and $0, respectively. Our net revenue for each of the nine months ended September 30, 2012 and 2011 were $0 and $199, respectively. The lack of revenue is due to spinning off the online business operations to Worlds Online Inc.

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

Revenue is $0 for the three months ended September 30, 2012 and 2011. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues was $0 in the three months ended June 30, 2012 and June 30, 2011.

Selling general and administrative (S, G & A) expenses increased by $19,364 or 57% from $33,713 to $53,077 for the three months ended September 30, 2011 and 2012, respectively. Common stock issued for services rendered decreased by $48,070 to $65,297 for three months ended September 30, 2012 compared to $113,367 for the same period in 2011. The decrease is due to certain strategic business consulting and advice agreements ending last year. Salary expense increased by $68,267 to $68,267 for the three months ended September 30, 2012 from $0 for the comparable period for last year.

As a result of the foregoing, we realized a net loss of $186,641 for the three months ended September 30, 2012 compared to a loss of $147,080 in the three months ended September 30, 2011, an increased loss of $39,561.

Revenue decreased by $199 to $0 for the nine months ended September 30, 2012 from $199 in the prior year. The Company spun off the online businesses to Worlds Online Inc. The VIP subscriptions and revenue related to the deferred revenue agreement has been transferred over to Worlds Online Inc. Before the spin off, the business was running in a severely diminished mode due to the lack of liquidity. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue to operate the business.

Our cost of revenues during the nine months ended September 30, 2012 and 2011 are primarily comprised of (1) cost of goods sold: 0% and 1%, respectively, (2) selling general and administrative expenses: 30% and 21%, respectively, (3) Common stock issued for services rendered: 42% and 66%, respectively, and (4) payroll and related taxes: 28% and 11%, respectively. Cost of sales on a consolidated basis decreased $16,959 to $0 for the nine months ended September 30, 2012, from $16,959 in the nine months ended September 30, 2011. The decrease was due to a data recovery project undertaken during the nine months ended September 30, 2011 and not the result of sales and there was no activity in 2012 due to the spin off of the online business operations. Selling general and administrative expenses decreased by approximately $47,424, from $259,138 to approximately $211,614 for the nine months ended September 30, 2011 and 2012, respectively. Decrease is due to a decrease in professional service fees including business consulting, legal and accounting.

Common stock issued for services rendered decreased by $497,464 to $299,333 in 2012 compared to $796,797 for 2011. The decrease is due to the strategic business consulting and advice agreements in the prior year ending due to the spin off and also last year the Company issued shares to individuals who had been performing valuable services for the company over the years without any form of compensation.

As a result of the foregoing we had a net loss of $708,055 for the nine months ended September 30, 2012 compared to a loss of $1,206,905 in the nine months ended September 30, 2011.

(14)

Liquidity and Capital Resources

Our financial and liquidity position has deteriorated somewhat from the prior year period. Our cash equivalents was $5,905 at September 30, 2012. We raised an aggregate of $250,000 in March of 2012 from a private placement of common stock.

At September 30, 2011, cash and cash equivalents was $254,149. There were no capital expenditures in the three months ended September 30, 2012 or in the three months ended September 30, 2011.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(15)

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

(16)

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

Date: November 14, 2012

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(19)