Form 10-K
period 2012-12-31
WORLDS INC
filed 2013-04-15
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Large Accelerated Filer                                                ☐  Accelerated Filer                                          ☐  Non-Accelerated Filer             ☒  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2012 (closing price was $0.10) was approximately $7,680,034.

As of April 8, 2013, 83,938,071 shares of the Issuer's Common Stock were outstanding.

(1)

	Part I	Page #
Item 1	Business	4
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	N/A
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	Mine Safety Disclosures	N/A

	Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6	Selected Financial Data	8
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8	Financial Statements	22
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 9A	Controls and Procedures	22
Item 9B	Other Information	22

	Part III
Item 10	Directors, Executive Officers and Corporate Governance	23
Item 11	Executive Compensation	24
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13	Certain Relationships and Related Transactions, and Director Independence	25
Item 14	Principal Accountant Fees and Services	25-26
Item 15	Exhibits	27

(2)

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

(3)

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

Recent developments

On March 31, 2011, it was announced that our board had determined it would be in the best interest of our shareholders to transfer all of our online and operational technologies to our subsidiary, Worlds Online Inc. The assets were transfered as of May 16, 2011 and included: Worlds’ technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

In November and December of 2012, the Company completed a private placement of 3,075,000 shares of common stock at a price per share of $0.10 for aggregate proceeds of $307,500. $97,500 of the total was received in January 2013. The sixteen investors also received an aggregate of 1,537,500 warrants as part of the equity investment exercisable at $0.15 per share.

Worlds Inc. has retained all of its related Intellectual  Property (IP) consisting of the seven existing patents, 6,219,045; 7,181,690; 7,493,558; 7,945,856; 8,082,501; 8,145,998 and 8,161,385 and all continuance claims currently before the USPTO including any to be filed going forward.

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

As of December 31, 2012, we own an approximately 19.7% equity interest in Worlds Online.

On February 7, 2011 we changed our domicile from New Jersey to Delaware, changed our name to Worlds Inc., increased our authorized common stock to 100 million shares and added 5 million shares.

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

We have contracted to Worlds Online Inc. a perpetual world-wide license to our patented technology. Pursuant to the license, Worlds Online has the right to issue unlimited sublicenses to the licensed technology, subject to our reasonable consent. The sublicenses are subject to a revenue share negotiated between the two Companies.

Competition

Since all operations were transferred to Worlds Online and our business is now the expansion of our patented technology, the Company does not have any direct competition as it did in the past. However, inasmuch as we believe that multi-user, interactive 3D is becoming a “hot” area, we expect other companies, many with far more resources than us, to move into this space.

Currently, there are many companies collaborating to establish standardization of 3D usage on the Internet, the adoption of which may require changes to our technology.

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045, 7,181,690, 7,493,558, 7,945,856, 8,082,501, 8,145,998 and 8,161,385 for multi-server technology for 3D applications, which is our core technology.  We are now looking into the implications and breadth of the patent in order to maximize its benefits.  The description of the initial patent is as follows:

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

In addition to our patents and trademark, we intend to enter into confidentiality agreements with key employees and consultants to protect our IP and general know-how. We spent $0 on software development in 2012 and $9,200 in 2011.

Employees

As of December 31, 2012, we had one employee, our president, Thomas Kidrin, who divided his time between us and Worlds Online.

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

Risks related to our operations

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue from our patent litigation and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2012, we had only limited cash or cash equivalents. Accordingly, if we do not develop sources of revenues from our patent portfolio, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

(6)

Risks related to our common stock

Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have approximately 83,938,071 shares of common stock outstanding, we are authorized to issue up to 100,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are now 5 million shares of blank preferred stock that the board can issue under any terms it wants and without any shareholder approval.

Certain shareholders control a substantial portion of our outstanding common stock.

Our chief executive officer owns a significant portion of the outstanding shares of our common stock and Mr. Kidrin may be issued an additional 7.5 million shares of our common stock upon the exercise of outstanding stock options. Accordingly, he will be able to influence the election of our directors and thereby influence or direct our policies.

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

As of March 25, 2013, there are outstanding options and warrants to purchase an aggregate of approximately 11,500,000  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. We have also issued $2.4M of convertible notes that currently convert into 4,535,714 shares along with a similar number of additional warrants. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

(7)

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

Year Ended December 31, 2011:	High	Low
First quarter	$0.36	$0.17
Second quarter	$0.49	$0.23
Third quarter	$0.31	$0.15
Fourth quarter	$0.18	$0.10

Year Ended December 31, 2012:	High	Low
First quarter	$0.35	$0.09
Second quarter	$0.27	$0.11
Third quarter	$0.16	$0.08
Fourth quarter	$0.20	$0.12

Holders

As of December 31, 2012, we had 631 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

The Company raised around $300k in November/December, 2012 through the sale in an exempt private placement of shares at a price of $0.10 per share and one warrant for each two shares purchased exercisable at a price of $0.15 per share.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	11,100,000		$0.097	13,900,000
Stock option grants approved by stockholders	0	$	N/A	-
Total	11,100,000		$0.097	13,900,000

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

The Company’s sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in litigation or otherwise.

Revenues

The Company’s sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in litigation or otherwise.

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

(8)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2012 and 2011 were $0 and $199, respectively.  We had revenue from VIP subscriptions to our Worlds 3-D chat service before the spin-off in 2011 and no revenue in 2012 because all the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off will be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenue decreased by $199 to $0 for the year ended December 31, 2012 from $199 in the prior year.  The decrease is due to the spin-off of the operating business to Worlds Online Inc.

Cost of revenues decreased by $86,459 to $0 in 2012 from $86,459 in 2011. Decrease is due to the operations of the company being transferred over to Worlds Online Inc. In 2011 the balance was for work involved in preparing the technical documentation required for the patent infringement cases and not related to revenue from operations.

Selling general and administrative (S, G & A) expenses increased by $22,512, from $333,249 to $355,761 for the years ended December 31, 2011 and 2012, respectively.  Expenses are primarily professional fees and consulting fees and are consistent with the prior year. Salaries increased by $40,764 to $240,858 from $200,094 for the years ended December 31, 2012 and 2011 respectively. Increase is due to an allocation of time for the CEO between Worlds’ Inc. and the spin-off entity Worlds Online Inc. Common stock issued for services rendered decreased by $695,164 to $361,685 in 2012 compared to $1,056,849 in 2011. The decrease is due to the strategic business consulting and advice agreements that were in effect during 2011 and ended before 2012.

Other expenses include options expense of $705,918 for the year ended December 31, 2012 compared to option expense of $18,188 for the year ended December 31, 2011.   Increase is due to options being issued to the CEO to replace those that expired during the year.

As a result of the foregoing, we realized a net loss of $1,664,221 for the year ended December 31, 2012 compared to a loss of $1,694,640 in the year ended December 31, 2011, a decrease in net losses of $30,419.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $95,069.  We raised an aggregate of $307,500 in the fourth quarter of 2012 from a private placement, $210,000 of the proceeds was received in 2012 with $97,500 being received in 2013.  During the 2nd quarter of 2012 we raised an aggregate of $250,000 from a private placement.

At December 31, 2011, we had cash and cash equivalents of $152,526.  We raised an aggregate of $150,000 in the third quarter of 2011 from a private placement and in December 2010, we raised an aggregate of $400,000 through a private placement of common stock.

No capital expenditures were made in 2012 or 2011.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2011 and 2012 financings were and will be used to develop new products and services, enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Subsequent Events

On March 14, 2013 we entered into strategic financing agreements with several institutional investors that could provide the company with up to $2.3 million of debt financing based upon the amount of conversions and redemptions. The transaction documents provide, among other things, that (i) the investors will receive five year warrants in an amount equal to 100% of the number of shares of our common stock the investors would receive if the Notes (defined below) were converted on March 13, 2013, at an exercise price of $0.50 per share, (ii) $1.950 million of the funds will deposited in one of our bank accounts but will be subject to a control account agreement which will provide that we can only withdraw funds from the account as the investors convert or redeem the Notes, (iii) the investors have demand and piggy-back registration rights for the shares of common stock underlying the warrants and Notes, (iv) the Notes will be secured by a first priority security interest in all of our assets, other than our patents, (v) each investor may not convert any Note or exercise any warrants if doing so will cause the investor to own more than 4.99% of our outstanding common stock at any time, although under certain circumstances they can each own up to 9.99% of our outstanding common stock, (vi) we paid $40,000 of the investors’ legal fees incurred with respect to this transaction, and (vii) for the next three years the investors have a right to participate in up to 50% of any of our future financings. The warrants and Notes contain standard anti-dilution provisions and the Securities Purchase Agreements contains standard covenants for a financing of this nature. In the event we acquire any subsidiaries while the Notes are outstanding, such subsidiaries will be obligated to guaranty the Notes and any other obligations we owe to the investors pursuant to the transaction documents.

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. All of the Notes carry a 14% annual interest rate and are payable on March 13, 2016. Until July 1, 2013 (i) the Series A Notes initially convert into our common stock at a rate of $0.50 per share, (ii) the Series B initially convert at a rate of $0.75 per share and (iii) the Series C Notes initially convert at a rate of $0.35 per share, in each case subject to adjustments as provided in the Notes. Commencing July 1, 2013, the conversion rate for all Notes becomes the lower of (x) the conversion rate described above or (y) 85% of the average of the daily VWAP of each trading day during the twenty (20) consecutive trading day period ending on the trading day immediately prior to the conversion date, subject to adjustments as provided in the Notes. We have the right to redeem, at 120% of face value, up to 75% of the Series A and Series B Notes.

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

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its financial statements.

(9)

(10)

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Inc.

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2012 and 2011 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/ Bongiovanni & Associates, CPA’s/

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 12, 2013

(11)

Worlds Inc.
Balance Sheets
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS:
Current Assets
Cash and cash equivalents	$95,069	$152,526
Due from related party	134,654	43,819
Prepaid expense	-	82,633
Total Current Assets	229,724	278,978

Patents	7,000	-

Total assets	$236,724	$278,978

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$798,808
Accrued expenses	1,953,934	1,866,172
Notes payable	773,279	773,279

Total Current Liabilities	3,525,121	3,438,259

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 79,813,071 and 74,862,146 at December 31, 2012 and 2011, respectively)	79,813	74,862
Common stock subscribed but not yet issued (1,500,000 and 525,000 at December 31, 2012 and 2011, respectively)	1,500	525
Subscription receivable	(10,000)	-
Additional paid in capital	26,580,244	25,231,804
Common stock-warrants	203,237	-
Deferred compensation	(12,500)	-
Accumulated deficit	(30,130,692)	(28,466,471)
Total stockholders deficit	(3,288,397)	(3,159,281)

Total Liabilities and stockholders' deficit	$236,724	$278,978

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements

(12)

Worlds Inc.
Statements of Operations
For the Years Ended December 31, 2012 and 2011

	For the Years Ended December 31,
	2012	2011
Revenues
Revenue	$—	$199

Total Revenue	—	199

Cost and Expenses

Cost of Revenue	—	86,459

Gross Profit/(Loss)	—	(86,260)

Option Expense	705,918	18,188
Common Stock issued for services renderred	361,685	1,056,849
Selling, General & Admin.	355,761	333,249
Salaries	240,858	200,094

Operating loss	(1,664,221)	(1,694,640)

Other Income (Expense)
Interest Expense	—

Net (Loss)	$(1,664,221)	$(1,694,640)

Weighted Average Loss per share	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding	76,792,137	69,984,791

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements

(13)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2012 and 2011

						Common	Common
						Shares	Stock			Total
			Additional			Subscribed	Subscribed		Accumulated	stockholders'
	Common stock	Common stock	Paid-in	Common stock	Subscription	but not	but not	Deferred	Deficit	equity
	Shares	Amount	capital	Warrants	Receivable	Issued	Issued	compensation		(deficit)

Balances, December 31, 2010	62,781,122	$62,780	$23,453,111	$—	$—	3,358,331	$3,358	$—	$(26,771,832)	$(3,252,582)
Conversion of debt to equity	309,741	310	72,065	—	—	—	—	—	—	72,375
Issuance of common stock for services rendered	5,348,619	5,349	1,088,133	—	—	500,000	500	—	—	1,093,982
Issuance of common stock for cash investment	4,333,331	4,333	149,000	—	—	(3,333,331)	(3,333)	—	—	150,000
Exercise of warrants	1,160,804	1,161	117,285	—	—	—	0	—	—	118,446
Exercise of stock options	928,529	929	57,071	—	—	—	—	—	—	58,000
Deferred revenue	—	—	276,950	—	—	—	—	—	—	276,950
Issuance of stock options	—	—	18,188	—	—	—	—	—	—	18,188
Net Loss for the year ended December 31, 2011	—	—	—	—	—	—	—	—	(1,694,640)	(1,694,640)
Balances, December 31, 2011	74,862,146	$74,862	$25,231,804			525,000	525	$—	$(28,466,471)	$(3,159,281)
Issuance of common stock for services rendered	3,100,925	3,101	371,609	—	—	(525,000)	(525)	(12,500)	—	361,684
Issuance of common stock for cash investment	1,700,000	1,700	466,800	—	(10,000))	1,500,000	1,500	—	—	460,000
Issuance of stock options	—	—	705,918	—	—	—	—	—	—	705,918
Exercise of stock options	150,000	150	7,350	—	—	—	—	—	—	7,500
Warrants issued with PPM	—		(203,237)	203,237	—	—	—	—	—	—
Net Loss for the year ended December 31, 2012	—	—	—	—	—	—	—	—	(1,664,221)	(1,664,221)
Balances, December 31, 2012	79,813,071	$79,813	$26,580,244	$203,237	$(10,000)	1,500,000	$1,500	$(12,500)	$(30,130,692)	$(3,288,397)

(14)

Worlds Inc.
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	For the years ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(1,664,221)	$(1,694,640)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	-	759
Fair value of stock options issued	705,918	18,188
Common stock issued for services renderred	361,684	1,093,982
Prepaid expense	82,633	(10,258)
Accounts payable and accrued expenses	86,864	63,420
Due from related party	(90,835)	(43,819)
Net cash (used in) operating activities:	(517,958)	(572,368)

Cash flows from investing activities:
Patent	(7,000)	-
Net cash (used in) investing activities:	(7,000)	-

Cash flows from financing activities
Proceeds from issuance of common stock	460,000	150,000
Proceeds from exercise of warrants	-	118,446
Proceeds from exercise of options	7,500	58,000
Repayment of officer loan payable	-	(2,400)
Net cash provided by financing activities	467,500	324,046

Net increase/(decrease) in cash and cash equivalents	(57,458)	(248,322)

Cash and cash equivalents, beginning of year	152,526	400,848

Cash and cash equivalents, end of year	$95,069	$152,526

Non-cash financing activities

Common stock issued for payable	$-	$72,375
Deferred revenue	-	276,950
Prepayment of expenses through issuance of common stock	-	82,633

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements

(15)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

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

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. Prior to the spin-off, the Company had the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company, licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed. Deferred revenue represents cash payments received in advance to be recorded as revenue when earned. The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2012 and 2011.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2012 and 2011.

Deferred Revenue

As part of a debt refinancing in 2000, $631,950 of debt was renegotiated to deferred revenue representing future services to be provided by the Company. $355,000 has been amortized into income since then. The balance was transferred over to Worlds Online Inc. and no longer appears on the Company’s balance sheets.

Call Option Agreements

The Company has entered into call option agreements with 13 of its major shareholders. The call options give the Company the right to purchase up to 4,150,000 shares of stock back at prices ranging from $0.15 per share up to $0.40 per share. The Company issued an aggregate of 680,000 shares of stock to these shareholders as an inducement to enter into these call option agreements. The call option agreements have expiration dates of 1 and 2 years. In 2011, 12 of the call options were extended for 1 year. The Company issued 315,000 additional shares as an inducement to enter into the 1 year extensions. At December 31, 2012 all call options have expired

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

(16)

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012 and 2011.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2012, and 2011 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2012 or 2011.

Subsequent Events

On March 14, 2013 the Company entered into strategic financing agreements with several institutional investors that could provide the Company with up to $2.3 million of debt financing based upon the amount of conversions and redemptions. The transaction documents provide, among other things, that (i) the investors will receive five year warrants in an amount equal to 100% of the number of shares of our common stock the investors would receive if the Notes (defined below) were converted on March 13, 2013, at an exercise price of $0.50 per share, (ii) $1.950 million of the funds will deposited in one of our bank accounts but will be subject to a control account agreement which will provide that the Company can only withdraw funds from the account as the investors convert or redeem the Notes, (iii) the investors have demand and piggy-back registration rights for the shares of common stock underlying the warrants and Notes, (iv) the Notes will be secured by a first priority security interest in all of our assets, other than its patents, (v) each investor may not convert any Note or exercise any warrants if doing so will cause the investor to own more than 4.99% of our outstanding common stock at any time, although under certain circumstances they can each own up to 9.99% of our outstanding common stock, (vi) we paid $40,000 of the investors’ legal fees incurred with respect to this transaction, and (vii) for the next three years the investors have a right to participate in up to 50% of any of our future financings. The warrants and Notes contain standard anti-dilution provisions and the Securities Purchase Agreements contains standard covenants for a financing of this nature. In the event the Company acquire any subsidiaries while the Notes are outstanding, such subsidiaries will be obligated to guaranty the Notes and any other obligations we owe to the investors pursuant to the transaction documents.

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. All of the Notes carry a 14% annual interest rate and are payable on March 13, 2016. Until July 1, 2013 (i) the Series A Notes initially convert into our common stock at a rate of $0.50 per share, (ii) the Series B initially convert at a rate of $0.75 per share and (iii) the Series C Notes initially convert at a rate of $0.35 per share, in each case subject to adjustments as provided in the Notes. Commencing July 1, 2013, the conversion rate for all Notes becomes the lower of (x) the conversion rate described above or (y) 85% of the average of the daily VWAP of each trading day during the twenty (20) consecutive trading day period ending on the trading day immediately prior to the conversion date, subject to adjustments as provided in the Notes. We have the right to redeem, at 120% of face value, up to 75% of the Series A and Series B Notes.

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

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its financial statements.

(17)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the year ended December 31, 2011, the Company issued an aggregate of 5,348,619 shares of common stock as payment for services rendered with an aggregate value of $1,093,482.

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

During the year ended December 31, 2012, the Company sold 3,200,000 common shares for a cash investment of $307,000. $10,000 from the 4th quarter financing was not received until 2013 and 1,500,000 shares were subscribed but not yet issued at December 31, 2012.

During the year ended December 31, 2012, the Company issued an aggregate of 2,575,925 shares of common stock as payment for services rendered with an aggregate value of $374,184, $12,500 of which was deferred and performed in the first quarter in 2013. The Company also issued an aggregate of 525,000 shares of common stock for services rendered in prior years.

During the year ended December 31, 2012, the Company raised $7,500 with the exercise of options covering 150,000 shares of its common stock at a price of $0.05 per share.

NOTE 4 - NOTES PAYABLE

Short term notes payable at December 31, 2012 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2013	$773,279
2014	$-0-
2015	$-0-
2016	$-0-
2017	$-0-
$773,279

NOTE 5- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at December 31, 2012 and December 31, 2011 is as follows:

	December 31,2012	December 31, 2011
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,891
Net book value	$-0-	$-0-

Depreciation expense recorded for the years ended December 31, 2012 and 2011 was $0 and $759, respectively.

(18)

NOTE 6 – STOCK OPTIONS

During the year ended December 31, 2012, the Company issued 8,000,000 stock options to directors and officers of the Company. 7,500,000 stock options were issued as part of the employment agreement with its President and CEO, Thom Kidrin. The stock option allows Thom Kidrin to purchase 7,500,000 shares of the Company’s common stock at $0.076 per share per each individual option. The options expire on March 31, 2014. The Company issued 300,000 stock options to Chris Ryan, the Company’s CFO. The stock option allows Chris Ryan to purchase 300,000 shares of the Company’s common stock at $0.0115 per share per each individual option. The options expire on September 30, 2017. The Company issued 100,000 shares to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.0115 per share per each individual option. The options expire on September 30, 2017. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

During the period ended December 31, 2012, the Company recorded an expense of $705,918, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.6% risk-free interest, 0% dividend yield, 279% volatility, and expected life of 1.5 years for Mr Kidrin’s options and 4.5 years for the remaining options.

No stock options were issued in the year ended December 31, 2011.

During the year ended December 31, 2011, 1,160,804 warrants were exercised and 928,529 stock options were exercised for cash proceeds of $118,446 and $58,000, respectively.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2012 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.35	212,500	1.00
$0.20	300,000	1.00
$0.15	1,537,500	2.00
$0.115	500,000	4.83
$0.11	150,000	2.30
$0.11	300,000	.30
$0.076	7,500,000	1.25
$0.05	600,000	.85

Exercisable
$0.35	212,500	1.00
$0.20	300,000	1.00
$0.15	1,537,500	2.00
$0.11	150,000	2.30
$0.11	300,000	.30
$0.076	7,500,000	1.25
$0.05	600,000	.85

NOTE 7 - INCOME TAXES

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $41,200,000  that expire in various years through the year 2025.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,060,000 less a valuation allowance in the amount of approximately $16,060,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $220,000 and $240,000 for the years ended December 31, 2012 and 2011, respectively.

The Company’s total deferred tax asset as of December 31, 2012 is as follows:

Net operating loss carry forwards	$16,060,000
Valuation allowance	(16,060,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the year ended December 31, 2012 and 2011 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

(19)

NOTE 8 - EMPLOYMENT AGREEMENTS (COMMITMENT)

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.076 per share, all of which vested on August 30, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 9 - PATENTS

Worlds Inc. currently has seven patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, 8,145,998 and 8,161,383. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those parties that the Company and our legal counsel believe to be infringing on said patents were capitalized under patents until a resolution is reached.

There can be no assurance that the Company will be successful in our ability to prosecute our IP portfolio or that we will be able to acquire additional patents.

NOTE 10 - Subsequent Events

On March 14, 2013 the Company entered into strategic financing agreements with several institutional investors that could provide the Company with up to $2.3 million of debt financing based upon the amount of conversions and redemptions. The transaction documents provide, among other things, that (i) the investors will receive five year warrants in an amount equal to 100% of the number of shares of our common stock the investors would receive if the Notes (defined below) were converted on March 13, 2013, at an exercise price of $0.50 per share, (ii) $1.950 million of the funds will deposited in one of our bank accounts but will be subject to a control account agreement which will provide that the Company can only withdraw funds from the account as the investors convert or redeem the Notes, (iii) the investors have demand and piggy-back registration rights for the shares of common stock underlying the warrants and Notes, (iv) the Notes will be secured by a first priority security interest in all of our assets, other than its patents, (v) each investor may not convert any Note or exercise any warrants if doing so will cause the investor to own more than 4.99% of our outstanding common stock at any time, although under certain circumstances they can each own up to 9.99% of our outstanding common stock, (vi) we paid $40,000 of the investors’ legal fees incurred with respect to this transaction, and (vii) for the next three years the investors have a right to participate in up to 50% of any of our future financings. The warrants and Notes contain standard anti-dilution provisions and the Securities Purchase Agreements contains standard covenants for a financing of this nature. In the event the Company acquire any subsidiaries while the Notes are outstanding, such subsidiaries will be obligated to guaranty the Notes and any other obligations we owe to the investors pursuant to the transaction documents.

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. All of the Notes carry a 14% annual interest rate and are payable on March 13, 2016. Until July 1, 2013 (i) the Series A Notes initially convert into our common stock at a rate of $0.50 per share, (ii) the Series B initially convert at a rate of $0.75 per share and (iii) the Series C Notes initially convert at a rate of $0.35 per share, in each case subject to adjustments as provided in the Notes. Commencing July 1, 2013, the conversion rate for all Notes becomes the lower of (x) the conversion rate described above or (y) 85% of the average of the daily VWAP of each trading day during the twenty (20) consecutive trading day period ending on the trading day immediately prior to the conversion date, subject to adjustments as provided in the Notes. We have the right to redeem, at 120% of face value, up to 75% of the Series A and Series B Notes.

(20)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2012 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2012 at the reasonable assurance level.

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

(21)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	60	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	52	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	66	Director
Robert Fireman	64	Director

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

The board of directors did not meet during 2012 but acted by written consent seven times during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2012.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

(22)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2012, and 2011, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods .

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2012	$240,858	(3)	0	0	$652,642		0	$893,500	(3)
	2011	$192,308		0	0	0		0	$192,308
	2010	$115,385		0	0	0		0	$115,385
Chris Ryan, CFO	2012					$31,966			$31,966
	2011	0		0	0	0	0	0	0

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement effective August 30, 2012 with a base annual salary of $175,000.  A portion of his compensation has been deferred due to lack of funds.

Stock Option Grants

The following table sets forth information as of December 31, 2012 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	7,500,000	0	0	$0.076	03-31-14

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2012 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Robert Fireman	0	0	10,655		10,655
Bernard Stolar	0	0	10,655		10,655

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2012 fiscal year for the fair value of stock options granted to the named director in fiscal year 2012, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

Employment Agreements

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.076 per share, all of which vested on August 30, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

Stock Option Plan

On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which was presented to our shareholders for their approval at our next annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.  In 2012, 150,000 options were exercised, at December 31, 2012 9,562,500 options were outstanding .

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	7,500,000	0	0	$0.076	03-31-14
Christopher Ryan	0	300,000	0	$0.115	09-30-17

(23)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 22, 2013, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 83,388,071 shares of common stock outstanding as of March 22, 2013.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 22, 2013

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	8,790,000(3)	9.94%
Robert Fireman	400,000(4)	0.00%
Bernard Stolar	300,000(4)	0.00%
Steven Chrust	6,023,661(5)	7.99%
All directors and executive officers as a group (one person)	9,490,000(6)	35.38%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 7.5 million currently exercisable stock options.

(4) Consists of stock options all but 100,000 are currently exercisable.

(5) Includes common shares and warrants directly and indirectly owned.

(6) Includes 8,000,000 currently exercisable stock options.

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2012 and 2011. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2012		2011
	Bongiovanni		Bongiovanni

Audit Fees (1)	$26,500	(2)	$26,500
Audit-Related Fees (3)	15,000		15,000
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$43,000		$43,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2012 and 2011 relate to (i) the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2012 and 2011.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(24)

ITEM 15. EXHIBITS .

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (**)

10.3	License Agreement between Worlds Online Inc. and Registrant date as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to regisrtant current report on from 8K filed on March 15, 2013 and in coporated herein by referenced.

** Filed herewith

(25)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2013                                                                                               WORLDS INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	April 13, 2013

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 13, 2013

/s/Bernard Stolar Bernard Stolar	Director	April 13, 2013

/s/Robert Fireman Robert Fireman	Director	April 13, 2013

(26)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (**)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced

** Filed herewith