Form 10-Q
period 2013-03-31
WORLDS INC
filed 2013-05-20
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

As of May 20, 2013, 83,238,071 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2013 and December 31, 2012
	Unaudited	Audited
	March 31, 2013	December 31, 2012
ASSETS:
Current Assets
Cash and cash equivalents	$248,003	$95,069
Restricted cash and cash equivalents	1,950,000	-
Due from related party	236,774	134,654

Total Current Assets	2,434,777	229,724

Patents	7,000	7,000

Total assets	$2,441,777	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,884,550	1,953,934
Derivative liability	2,345,621	0
Notes payable	773,279	773,279
Convertible notes payable, net	21,918	0

Total Current Liabilities	5,823,276	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 83,238,071and 79,813,071 at March 31, 2013 and December 31, 2012, respectively)	83,238	79,813
Common stock subscribed but not yet issued (523,333 and 1,500,000 at March 31, 2013 and December 31, 2012, respectively)	523	1,500
Subscription receivable	0	(10,000)
Additional paid in capital	27,096,002	26,580,244
Common stock-warrants	132,831	203,237
Deferred compensation	(232,037)	(12,500)
Accumulated deficit	(30,462,057)	(30,130,692)
Total stockholders deficit	(3,381,498)	(3,288,398)

Total Liabilities and stockholders' deficit	$2,441,777	$236,723

See Notes to Condensed Financial Statements

(2)

Worlds Inc.
Statements of Operations
Three Months Ended March 31, 2013 and 2012
	Unaudited	Unaudited
	2013	2012
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue		—

Gross Profit/(Loss)	—	—

Common Stock issued for services rendered	62,263	207,035
Selling, General & Admin.	248,936	50,160
Salaries and related	47,026	48,315

Operating loss	(358,225)	(305,510)

Other Income (Expense)
Gain on change in fair value of derivative liability	54,379	—
Interest Expense	(27,518)	—

Net (Loss)	$(331,364)	$(305,510)

Weighted Average Loss per share	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding	81,832,238	75,071,122

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
	Unaudited	Unaudited
	2013	2012
Cash flows from operating activities:
Net (loss)	$(331,364)	$(305,510)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for services rendered	62,263	207,035
Amortization of discount to note payable	21,918	—
Derivative expenses	512,637	—
Changes in fair value of derivative liabilities	(567,016)	—
Accounts payable and accrued expenses	(69,384)	9,100
Due from related party	(102,120)	(12,296)
Net cash (used in) operating activities:	(473,066)	(101,671)

Cash flows from investing activities:
Patent	—	(7,000)
Net cash (used in) investing activities:	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	97,500	250,000
Proceeds from exercise of warrants	78,500
Proceeds from issuance of note payable	2,400,000	—
Net cash provided by financing activities	2,576,000	250,000

Net increase/(decrease) in cash and cash equivalents	2,102,934	141,329

Cash and cash equivalents, beginning of year	95,069	152,526

Cash and cash equivalents, end of year	$2,198,003	$293,855

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

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

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. Prior to the spin-off, the Company had the following sources of revenue: (1) consulting/licensing revenue from the performance of development work performed on behalf of the Company and licensing revenue or from the sale of certain software to third parties; and (2) VIP subscriptions to our Worlds Ultimate 3-D Chat service. Following the spin-off we expect to receive revenue from royalties on licenses of our IP and from litigation settlements from infringers of our IP. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed. Deferred revenue represents cash payments received in advance to be recorded as revenue when earned. The corresponding cost associated with those contracts is also deferred as deferred costs until the revenue is ultimately recognized.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended March 31, 2013 and 2012.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2013.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2013 and 2012.

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

(5)

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its financial statements.

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the three months ended March 31, 2013, the Company sold 875,000 common shares for a cash investment of $87,500. The company received $10,000 for stock issued in 2012 and recorded as subscription receivable.

During the three months ended March 31, 2013, the Company raised $78,500 with the exercise of warrants covering 523,333 shares of its common stock at a price of $0.15 per share.

During the three months ended March 31, 2013, the Company issued an aggregate of 1,050,000 shares of common stock as payment for services rendered with an aggregate value of $281,800, $232,037 of which was recorded as deferred compensation as of March 31, 2013.

During the three months ended March 31, 2013, the Company issued 1,500,000 common shares for a cash investment of $150,000 which was received in 2012. The shares were not issued as of December 31, 2012, and were recorded as common stock subscribed but not yet issued at December 31, 2012.

During the three months ended March 31, 2012, the Company sold 1,000,000 common shares for a cash investment of $250,000.

During the three months ended March 31, 2012, the Company issued an aggregate of 417,952 shares of common stock and will issue 637,276 shares of common stock as payment for services rendered with an aggregate value of $207,035.

(6)

NOTE 4 - NOTES PAYABLE

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. All of the Notes carry a 14% annual interest rate upon default and are payable on March 13, 2016. The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. These Notes are classified as a derivative liability and not a note payable, see Note 11 below.

Notes payable at March 31, 2013 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2013	$773,279
2014	$-0-
2015	$-0-
2016	$-0-
2017	$-0-
$773,279

NOTE 5- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at March 31, 2013 and December 31, 2012 is as follows:

	31-Mar	31-Dec
	2013	2012
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,891
	$0	$0

Depreciation expense recorded for the three months ended March 31, 2013 and 2012 was $0 and $0, respectively.

NOTE 6 – STOCK OPTIONS

During the three months ended March 31, 2013, the Company issued 4,535,714 warrants as part of the senior secured convertible notes. No stock options were issued. During the three months ended March 31, 2013, 523,333 stock options were exercised for cash proceeds of $78,500.

During the three months ended March 31, 2012, no stock options or warrants were exercised.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2013 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.50	4,535,714	4.96
$0.35	212,500	0.75
$0.20	300,000	0.75
$0.15	1,014,167	1.75
$0.115	500,000	4.58
$0.11	150,000	2.05
$0.11	300,000.05
$0.076	7,500,000	1.00
$0.05	600,000.60
Exercisable
$0.50	4,535,714	4.96
$0.35	212,500	0.75
$0.20	300,000	0.75
$0.15	1,014,167	1.75
$0.11	150,000	2.05
$0.11	300,000.05
$0.076	7,500,000	1.00
$0.05	600,000.60

NOTE 7 - INCOME TAXES

At March 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $41,400,000  that expire in various years through the year 2026.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,146,000 less a valuation allowance in the amount of approximately $16,146,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $86,000 and $38,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of March 31, 2013 is as follows:

Net operating loss carry forwards	$16,146,000
Valuation allowance	(16,146,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2013 and 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company is committed to a consulting agreement with an unrelated business consultant. The contract is dated January 1, 2012, calls for monthly payments in the amounts of $5,000 for the 24 month term of the contract and expires on January 1, 2014

(7)

NOTE 9 - RELATED PARTY TRANSACTIONS

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

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at March 31, 2013 is $236,774.

NOTE 10 - PATENTS

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

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

NOTE 11 – DERIVATIVE LIABILITIES

On March 20, 2013 the Company entered into strategic financing agreements with several institutional investors that could provide the Company with up to $2.3 million of debt financing based upon the amount of conversions and redemptions. The transaction documents provide, among other things, that (i) the investors will receive five year warrants in an amount equal to 100% of the number of shares of our common stock the investors would receive if the Notes (defined below) were converted on March 13, 2013, at an exercise price of $0.50 per share, (ii) $1.950 million of the funds will deposited in one of our bank accounts but will be subject to a control account agreement which will provide that the Company can only withdraw funds from the account as the investors convert or redeem the Notes, (iii) the investors have demand and piggy-back registration rights for the shares of common stock underlying the warrants and Notes, (iv) the Notes will be secured by a first priority security interest in all of our assets, other than its patents, (v) each investor may not convert any Note or exercise any warrants if doing so will cause the investor to own more than 4.99% of our outstanding common stock at any time, although under certain circumstances they can each own up to 9.99% of our outstanding common stock, (vi) we paid $40,000 of the investors’ legal fees incurred with respect to this transaction, and (vii) for the next three years the investors have a right to participate in up to 50% of any of our future financings. The warrants and Notes contain standard anti-dilution provisions and the Securities Purchase Agreements contains standard covenants for a financing of this nature. In the event the Company acquires any subsidiaries while the Notes are outstanding, such subsidiaries will be obligated to guaranty the Notes and any other obligations we owe to the investors pursuant to the transaction documents.

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount will be accreted from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Notes resulted in an initial debt discount of $2,400,000 and an initial loss on the valuation of derivative liabilities of $512,637 based on the initial fair value of the derivative liability of $2,912,637. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3/20/13	$2,912,637	3.0	$0.326	$0.465	238%	0.0038

At March 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to March 31, 2013, the Company decreased the derivative liability of $2,912,637 by $567,016 resulting in a derivative liability of $2,345,621 at March 31, 2013.

The fair value of the embedded derivative liability was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$2,345,621	2.97	$0.352	234%	0.0036

The carrying value of the Notes was $2,345,621 as of March 31, 2013. The Company recorded interest expense related to this note of $5,600 and amortization of the debt discount in the amount of $21,198 during the period ended March 31, 2013.

(8)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2013 and 2012 were $0 and $0, respectively. The Company’s sources of revenue after the spin off is currently anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents.

(9)

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenue is $0 for the three months ended March 31, 2013 and 2012. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended March 31, 2013 and 2012.

Selling general and administrative (SG&A) expenses increased by $198,776 from $50,160 to $248,936 for the three months ended March 31, 2012 and 2013, respectively. Increase is due to an increase in the overall level of activity surrounding the lawsuit and compared to last year with an increase in professional service fees and consultants and with the activity around closing the strategic financing agreement.

Salaries and related decreased by $1,289 to $47,026 from $48,315 for the three months ended March 31, 2013 and 2012, respectively. The CEO’s salary for the three months ended March 31, 2013 is in line with the amount allocated to Worlds Inc. in the prior year.

Common stock issued for services rendered decreased by $144,772 to $62,263 from $207,035 for the three months ended March 31, 2013 and 2012 respectively. The Company is still signing strategic business consulting and advice agreements for common stock however the agreements have decreased in value.

For the three months ended March 31, 2013, the Company had a gain on change in fair value of derivative liability and interest expense of $27,518, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $331,354 for the three months ended March 31, 2013 compared to a net loss of $305,510 in the three months ended March 31, 2012.

Liquidity and Capital Resources

Our financial and liquidity position has improved substantially from the prior year period due primarily to the issuance of the convertible notes payable entered into on March 20, 2013. Our cash and cash equivalents were $248,003 and our restricted cash and cash equivalents were $1,950,000 at March 31, 2013. We raised an aggregate of $2,300,000 from issuing the convertible notes payable; we raised $97,500 from a private placement of common stock; and we raised $78,500 from the exercising of warrants for common stock in the three months ended March 31, 2013.

At March 31, 2012 our unrestricted cash was $43,855 and our restricted cash, being cash held in an escrow account until the common share certificates from the private placement are issued, was $250,000.

During the three months ended March 31, 2012 we raised an aggregate of $250,000 from a private placement of common stock.

There were no capital expenditures in the three months ended March 31, 2013 or in the three months ended March 31, 2012.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(10)

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

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2012 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013 the Company completed a private placement of 975,000 shares of unregistered common stock at a price per share of $0.10 for aggregate proceeds of $97,500. The investors were “accredited” investors, no public advertising was used, and the stock certificates issued contained a restrictive legend.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(11)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 20, 2013

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(12)

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