Form 10-Q
period 2013-06-30
WORLDS INC
filed 2013-08-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

As of July 29, 2013, 85,152,677 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2013 and December 31, 2012

	Unaudited	Audited
	June 30, 2013	December 31, 2012
ASSETS:
Current Assets
Cash and cash equivalents	$106,901	$95,069
Restricted cash and cash equivalents	1,951,430	—
Due from related party	256,995	134,654

Total Current Assets	2,315,326	229,724

Patents	7,000	7,000

Total assets	$2,322,326	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,977,459	1,953,934
Derivative liability	1,949,470	—
Notes payable	773,279	773,279
Convertible notes payable, net	221,370	—

Total Current Liabilities	5,719,486	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 85,152,677 and 79,813,071 at June 30, 2013 and December 31, 2012, respectively)	85,153	79,813
Common stock subscribed but not yet issued (100,000 and 1,500,000 at June 30, 2013 and December 31, 2012, respectively)	100	1,500
Subscription receivable	—	(10,000)
Additional paid in capital	27,395,123	26,580,244
Common stock-warrants	97,869	203,237
Deferred compensation	(274,934)	(12,500)
Accumulated deficit	(30,700,471)	(30,130,692)
Total stockholders deficit	(3,397,160)	(3,288,398)

Total Liabilities and stockholders' deficit	$2,322,326	$236,723

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Operations
Six and Three Months Ended June 30, 2013 and 2012

	Unaudited			Unaudited
	Six months ended June 30			Three months ended June 30
	2013	2012		2013		2012
Revenues
Revenue	$—	$—		$—		$—

Total Revenue	—	—		—		—

Cost and Expenses	—	—		—		—

Cost of Revenue	—	—		—		—

Gross Profit/(Loss)	—	—		—		—

Common Stock issued for services renderred	232,516	234,036		170,253		27,001
Selling, General & Admin.	365,081	158,537		116,145		108,377
Salaries and related	112,238	128,841		65,212		80,526

Operating loss	(709,835)	(521,414)		(351,610)		(215,904)

Other Income (Expense)
Gain on change in fair value of derivative liability	450,530	—		396,151		—
Interest Expense	(311,903)	—		(284,385)		—
Interest Income	1,430	—		1,430		—
Net (Loss)	$(569,779)	$(521,414)		$(238,414)		$(215,904)

Weighted Average Loss per share	$(0.01)	$(0.01)	$	*	$	*
Weighted Average Common Shares Outstanding	82,841,277	75,720,479		83,839,228		76,505,325

See Notes to Condensed Financial Statements
* Less than $0.01 per share

(4)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012

	Unaudited	Unaudited
	2013	2012
Cash flows from operating activities:
Net (loss)	$(569,779)	$(521,414)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for services rendered	232,516	234,036
Amortization of discount to note payable	221,370	—
Derivative expenses	512,637	—
Changes in fair value of derivative liabilities	(963,167)	—
Accounts payable and accrued expenses	23,525	(34,578)
Due from related party	(122,341)	(12,054)
Net cash (used in) operating activities:	(665,239)	(334,010)

Cash flows from investing activities:
Patent	—	(7,000)
Net cash (used in) investing activities:	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	97,500	250,000
Proceeds from exercise of warrants	131,000
Proceeds from issuance of note payable	2,400,000	—
Net cash provided by financing activities	2,628,500	250,000

Net increase/(decrease) in cash and cash equivalents	1,963,261	(91,010)

Cash and cash equivalents, including restricted, beginning of year	95,069	152,526

Cash and cash equivalents, including restricted, end of year	$2,058,331	$61,516

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2012 and 2011 thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2013 and 2012.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB ASC for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2013.

Comprehensive Income (Loss)

The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB ASC which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the consolidated financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2013, there were 8,462,500 options, 5,273,214 warrants and 100,000 common shares subscribed but not issued whose effect was anti-dilutive and not included in diluted net loss per share for the three and six months ended June 30, 2013. The options and warrants may dilute future earnings per share.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of FASB ASC 740-10-25 for the six months ended June 30, 2013 and 2012.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-09, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(6)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the six months ended June 30, 2013, the Company sold 875,000 common shares for a cash investment of $87,500. The company received $10,000 for stock issued in 2012 and recorded as subscription receivable.

During the six months ended June 30, 2013, the Company raised $120,000 with the exercise of warrants covering 800,000 shares of its common stock at a price of $0.15 per share.

During the six months ended June 30, 2013, 100,000 stock options were exercised at a price of $0.11 per share for cash proceeds of $11,000.

During the six months ended June 30, 2013, the Company issued an aggregate of 1,525,000 shares of common stock as payment for services rendered with an aggregate value of $494,950, $274,934 of which was recorded as deferred compensation as of June 30, 2013.

During the six months ended June 30, 2013, the Company issued 1,500,000 common shares for a cash investment of $150,000 which was received in 2012. The shares were not issued as of December 31, 2012, and were recorded as common stock subscribed but not yet issued at December 31, 2012.

During the six months ended June 30, 2012, the Company issued 1,000,000 common shares for a cash investment of $250,000.

During the six months ended June 30, 2012, the Company issued an aggregate of 938,198 shares of common stock as payment for services rendered with an aggregate value of $234,036.

(7)

NOTE 4 - NOTES PAYABLE

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. All of the Notes carry a 14% annual interest rate upon default and are payable on March 13, 2016. The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. These Notes are classified as a derivative liability and not a note payable, see Note 10 below.

Notes payable at June 30, 2013 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2013	$773,279
2014	$-0-
2015	$-0-
2016	$-0-
2017	$-0-
$773,279

(8)

NOTE 5 – STOCK OPTIONS

During the six months ended June 30, 2013, the Company issued 4,535,714 warrants as part of the offering of the senior secured convertible notes. During the six months ended June 30, 2013, 800,000 warrants were exercised for cash proceeds of $120,000. During the six months ended June 30, 2013, 100,000 stock options were exercised for cash proceeds of $11,000. During the six months ended June 30, 2013, 900,000 stock options were exercised through a cashless exercise of options resulting in the issuance of 639,606 shares of common stock.

During the six months ended June 30, 2012, no stock options or warrants were exercised.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2013 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$0.50	4,535,714	4.71
	$0.35	212,500	0.50
	$0.20	100,000	0.50
	$0.19	200,000	4.50
	$0.15	737,500	1.50
	$0.115	300,000	4.33
	$0.11	150,000	1.80
	$0.076	7,500,000	0.75
$
	Exercisable
	$0.50	4,535,714	4.71
	$0.35	212,500	0.50
	$0.20	100,000	0.50
	$0.15	737,500	1.50
	$0.115	300,000	4.33
	$0.11	150,000	1.80
	$0.076	7,500,000	0.75

(9)

NOTE 6 - INCOME TAXES

At June 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $41,600,000 that expire in various years through the year 2026.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended June 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,224,000 less a valuation allowance in the amount of approximately $16,224,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $164,000 and $200,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of June 30, 2013 is as follows:

Net operating loss carry forwards	$16,224,000
Valuation allowance	(16,224,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended June 30, 2013 and 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Company is committed to a consulting agreement with an unrelated business consultant. The contract is dated January 1, 2012, calls for monthly payments in the amounts of $5,000 for the 24 month term of the contract and expires on December 31, 2013.

(10)

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at June 30, 2013 is $256,995.

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

NOTE 10 – DERIVATIVE LIABILITIES

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

At June 30, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to June 30, 2013, the Company decreased the derivative liability of $2,912,637 by $963,167 resulting in a derivative liability of $1,949,470 at June 30, 2013.

The fair value of the embedded derivative liability was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$1,949,470	2.72	$0.328	247%	0.0036

The carrying value of the Notes was $1,949,470 as of June 30, 2013. The Company recorded interest expense related to this note of $90,533 and amortization of the debt discount in the amount of $221,370 during the period ended June 30, 2013.

NOTE 11 - SUBSEQUENT EVENT

On July 15, 2013 we entered into Amendment and Exchange Agreements with each of the existing holders of our Series A, B and C Senior Secured Convertible Notes and related warrants to purchase our common stock, which securities were originally issued pursuant to that certain Securities Purchase Agreement dated as of March 14, 2013 (“Securities Purchase Agreement”), by and among us and such holders.

Each Exchange Agreement provides for, among other things, that:

(i)	Various restrictive provisions of the Securities Purchase Agreement and the Class C Senior Secured Convertible Notes were either eliminated by amendment or waived;
(ii)	the related warrants, initially exercisable into an aggregate of 4,535,714 shares of Common Stock at an initial exercise price of $0.50, were exchanged for new warrants, initially exercisable into an aggregate of 4,535,714 shares of Common Stock at an initial exercise price of $1.00; and
(iii)	the Series A and B Senior Secured Convertible Notes, with an aggregate original principal amount of $1,950,000, were exchanged for an aggregate of 7 million shares of our common stock and the payment by the Company to such holders of an aggregate of approximately $1,951,400 (the remaining cash amount held in a control account pursuant to the terms and conditions of the Series A and B Senior Secured Convertible Notes)

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur due to general economic and business conditions; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; delays in the delivery of broadband capacity to the homes and offices of persons who use our services; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2013 and 2012 were $0 and $0, respectively. Our net revenue for each of the six months ended June 30, 2013 and 2012 were $0 and $0, respectively. The Company’s sources of revenue after the spin off is currently anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents.

(12)

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

Revenue is $0 for the three months ended June 30, 2013 and 2012. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended June 30, 2013 and 2012.

Selling general and administrative (S, G & A) expenses increased by $7,768 or 7% from $108,377 to $116,145 for the three months ended June 30, 2012 and 2013, respectively. Common stock issued for services rendered increased by $143,252 to $170,253 for three months June 30, 2013 compared to $27,001 for the same period in 2012. The increase is due to the Company signing strategic business consulting, marketing and advice agreements during 2013. Salaries and related decreased by $15,314 to $65,212 from $80,526 for the three months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013, the Company had a gain on change in fair value of derivative liability of $396,151 and interest expense of $284,385, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $238,414 for the three months ended June 30, 2013 compared to a loss of $215,904 in the three months ended June 30, 2012, an increased loss of $22,510.

Revenue was $0 and $0 for the six months ended June 30, 2013 and 2012. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2013 and 2012.

Selling general and administrative expenses increased by $206,544, from $158,537 to $365,081 for the six months ended June 30, 2012 and 2013, respectively. Increase is due to an increase in the overall level of activity surrounding the lawsuit as compared to last year with an increase in professional service fees and consultants and with the activity around closing the strategic financing agreement.

Common stock issued for services rendered effectively stayed the same, decreased by $1,520 to $232,516 in 2013 compared to $234,036 for 2012. Salaries and related decreased by $16,603 to $112,238 from $128,841 for the six months ended June 30, 2013 and 2012, respectively. For 2013, the CEO is working under an employment agreement where as last year the CEO’s salary was allocated between the Company and Worlds Online based upon a time allocation.

For the six months ended June 30, 2013, the Company had a gain on change in fair value of derivative liability of $450,530 and interest expense of $311,903, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing we had a net loss of $569,779 for the six months ended June 30, 2013 compared to a loss of $521,414 in the six months ended June 30, 2012.

Liquidity and Capital Resources

Our financial and liquidity position has improved substantially from the prior year period due primarily to the issuance of the convertible notes payable entered into on March 20, 2013. Our cash and cash equivalents were $106,901 and our restricted cash and cash equivalents were $1,951,430 at June 30, 2013. We raised an aggregate of $2,300,000 from issuing the convertible notes payable; we raised $97,500 from a private placement of common stock; we raised $120,000 from the exercising of warrants for common stock; and we raised $11,000 from the exercise of options in the six months ended June 30, 2013.

During the six months ended June 30, 2012 we raised an aggregate of $250,000 from a private placement of common stock.

There were no capital expenditures in the six months ended June 30, 2013 or in the six months ended June 30, 2012.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(13)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In Cosmo Communications v. Worlds Inc. (our former name) in the Superior Court of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered in April 2001 is approximately $205,000, of which the full amount is accrued.  The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds.com is a successor company.

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

(14)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 13, 2013

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(15)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase