Form 10-Q
period 2013-09-30
WORLDS INC
filed 2013-11-19
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

As of October 31, 2013, 92,928,477 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Worlds Inc.
Balance Sheets
September 30, 2013 and December 31, 2012
	Unaudited	Audited
	Sept. 30, 2013	December 31, 2012
ASSETS:
Current Assets
Cash and cash equivalents	$63,836	$95,069
Due from related party	266,196	134,654
Total Current Assets	330,032	229,724

Patents	7,000	7,000

Total assets	$337,032	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,949,651	1,953,934
Derivative liability	359,127	—
Notes payable	773,279	773,279
Convertible notes payable, net	79,726	—
Total Current Liabilities	3,959,691	3,525,121

Long Term Liabilities
Promissory note payable	50,000	—
Total Liabilities	4,009,691	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 92,928,477 and 79,813,071 at September 30, 2013 and December 31, 2012, respectively)	92,929	79,813
Common stock subscribed but not yet issued (0 and 1,500,000 at September 30, 2013 and December 31, 2012, respectively)	—	1,500
Subscription receivable	—	(10,000)
Additional paid in capital	29,882,333	26,580,244
Common stock-warrants	97,869	203,237
Deferred compensation	(160,867)	(12,500)
Accumulated deficit	(33,584,923)	(30,130,692)
Total stockholders deficit	(3,672,659)	(3,288,398)

Total Liabilities and stockholders' deficit	$337,032	$236,723

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Operations
Nine and Three Months Ended September 30, 2013 and 2012

	Unaudited Nine months ended Sept. 30		Unaudited Three months ended Sept. 30
	2013	2012	2013		2012

Revenues

Revenue	$—	$—	$—		$—

Total Revenue	—	—	—		—

Cost and Expenses

Cost of Revenue		—			—

Gross Profit/(Loss)	—	—	—		—

Option Expense
Common Stock issued for services renderred	2,955,915	299,333	2,723,399		65,297
Selling, General & Admin.	431,856	211,614	66,775		53,077
Salaries and related	159,357	197,108	47,119		68,267
Operating loss	(3,547,128)	(708,055)	(2,837,293)		(186,641)

Other Income (Expense)
Gain on change in fair value of derivative liability	456,929	—	6,399		—
Interest Expense	(365,462)	—	(53,558)		—
Interest Income	1,430	—	—		—
Net (Loss)	$(3,454,231)	$(708,055)	$(2,884,452)		$(186,641)

Weighted Average Loss per share	$(0.04)	$(0.01)	$(0.03)	$	*
Weighted Average Common Shares Outstanding	84,998,810	76,194,707	89,243,523		77,132,854

* - less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
	Unaudited	Unaudited
	2013	2012
Cash flows from operating activities:
Net (loss)	$(3,454,231)	$(708,055)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for services renderred	2,955,915	299,333
Amortization of discount to note payable	259,178	—
Derivative expenses	586,195	—
Changes in fair value of derivative liabilities	(969,566)	—
Accounts payable and accrued expenses	(4,283)	33,571
Due from related party	(131,542)	(21,970)
Net cash (used in) operating activities:	(758,334)	(397,121)

Cash flows from investing activities:
Patent	—	(7,000)
Net cash (used in) investing activities:	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	97,500	250,000
Proceeds from exercise of options	—	7,500
Proceeds from exercise of warrants	131,000	—
Proceeds from promissory note	50,000	—
Proceeds from issuance of note payable	2,400,000	—
Redemption of notes payable	(1,951,400)	—
Net cash provided by financing activities	727,100	257,500

Net increase/(decrease) in cash and cash equivalents	(31,234)	(146,621)

Cash and cash equivalents, including restricted, beginning of year	95,069	152,526

Cash and cash equivalents, including restricted, end of period	$63,836	$5,905

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended September 30, 2013 and 2012.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2013.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2013, there were 8,462,500 options and 5,273,214 warrants whose effect was anti-dilutive and not included in diluted net loss per share for the three and nine months ended September 30, 2013. The options and warrants may dilute future earnings per share.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of FASB ASC 740-10-25 for the nine months ended September 30, 2013 and 2012.

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the nine months ended September 30, 2013, the Company sold 875,000 common shares for a cash investment of $87,500. The company received $10,000 for stock issued in 2012 and recorded as subscription receivable.

During the nine months ended September 30, 2013, the Company raised $120,000 with the exercise of warrants covering 800,000 shares of its common stock at a price of $0.15 per share.

During the nine months ended September 30, 2013, 100,000 stock options were exercised at a price of $0.11 per share for cash proceeds of $11,000.

During the nine months ended September 30, 2013, the Company issued an aggregate of 7,675,800 shares of common stock as payment for services rendered with an aggregate value of $2,609,332, $160,867 of which was recorded as deferred compensation as of September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 1,500,000 common shares for a cash investment of $150,000 which was received in 2012. The shares were not issued as of December 31, 2012, and were recorded as common stock subscribed but not yet issued at December 31, 2012.

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

(7)

NOTE 4 - NOTES PAYABLE

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. The Series A and Series B notes were exchanged by the return of the face amount of the notes and for 7 million shares of common stock of the Company. The remaining Series C note carries a 14% annual interest rate upon default and is payable on March 13, 2016. The Company has determined that the conversion feature of the Note represent an embedded derivative since the Note is convertible into a variable number of shares upon conversion. This Notes is classified as a derivative liability and not a note payable, see Note 10 below.

Notes payable at September 30, 2013 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2013	$773,279
2014	$-0-
2015	$50,000
2016	$-0-
2017	$-0-
$823,229

We issued a promissory note in the amount of $50,000 on September 30, 2013. The promissory note carries a 6% annual interest rate and is payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

The holder of the promissory note shall receive repayment in the full face amount of the note from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company form $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

(8)

NOTE 5 – STOCK OPTIONS

During the nine months ended September 30, 2013, the Company issued 4,535,714 warrants as part of the offering of the senior secured convertible notes. During the nine months ended September 30, 2013, 800,000 warrants were exercised for cash proceeds of $120,000. During the nine months ended September 30, 2013, 100,000 stock options were exercised for cash proceeds of $11,000. During the nine months ended September 30, 2013, 900,000 stock options were exercised through a cashless exercise of options resulting in the issuance of 639,606 shares of common stock.

During the nine months ended September 30, 2012, stock options representing 150,000 shares at $0.05 per share were exercised. No warrants were exercised.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2013 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	4.46
	$0.35	212,500	0.25
	$0.20	100,000	0.25
	$0.19	200,000	4.25
	$0.15	737,500	1.25
	$0.115	300,000	4.08
	$0.11	150,000	1.55
	$0.076	7,500,000	0.50
$
	Exercisable
	$1.00	4,535,714	4.46
	$0.35	212,500	0.25
	$0.20	100,000	0.25
	$0.15	737,500	1.25
	$0.115	300,000	4.08
	$0.11	150,000	1.55
	$0.076	7,500,000	0.50

(9)

NOTE 6 - INCOME TAXES

At September 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $44,469,000 that expire in various years through the year 2026.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,343,000 less a valuation allowance in the amount of approximately $17,343,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,283,000 and $200,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of September 30, 2013 is as follows:

Net operating loss carry forwards	$17, 343,000
Valuation allowance	(17,343,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended September 30, 2013 and 2012 is as follows:

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

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at September 30, 2013 is $266,196.

NOTE 9 - PATENTS

Worlds Inc. currently has eight patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383 and 8,407,592. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those parties that the Company and our legal counsel believe to be infringing on said patents were capitalized under patents until a resolution is reached.

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

The Company has determined that the conversion feature of the Note represent an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Note. Such discount will be accreted from the grant date to the maturity date of the Note. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Note resulted in an initial debt discount of $450,000 and an initial loss on the valuation of derivative liabilities of $96,119 based on the initial fair value of the derivative liability of $546,119. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3/20/13	$546,119	3.0	$0.326	$0.465	238%	0.0038

At September 30, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to September 30, 2013, the Company decreased the derivative liability of $546,119 by $186,992 resulting in a derivative liability of $359,127 at September 30, 2013.

The fair value of the embedded derivative liability was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$359,127	2.47	$0.213	212%	0.0063

The carrying value of the Notes was $359,127 as of September 30, 2013. The Company recorded interest expense related to this note of $33,658 and amortization of the debt discount in the amount of $80,137 during the period ended September 30, 2013.

NOTE 11 - SUBSEQUENT EVENT

On October 6th through October 27, 2013 we issued four Promissory Notes totaling $175,000. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company.

The promissory notes carry a 6% annual interest rate and is payable upon the earlier of (a) 24 months from the date of the promissory notes or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

The holders of the promissory notes shall receive repayment in the full face amount of the notes from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition, the holders shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the notes out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the notes out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

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

(13)

Revenues

We generated no  revenue during the quarter because we transferred the operations of the Company to Worlds Online Inc. and our other anticipated revenue generation streams did not produce any income during the quarter.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2013 and 2012 were $0 and $0, respectively. Our net revenue for each of the nine months ended September 30, 2013 and 2012 were $0 and $0, respectively. The Company’s sources of revenue after the spin off is currently anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents.

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

Revenue is $0 for the three months ended September 30, 2013 and 2012. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended September 30, 2013 and 2012.

Selling general and administrative (S, G & A) expenses increased by $13,698 from $53,077 to $66,775 for the three months ended September 30, 2013. Increase is due to the activity around the amendments to the convertible notes and new promissory notes. Common stock issued for services rendered increased by $2,658,102 to $2,723,399 for three months ended September 30, 2013 compared to $65,297 for the same period in 2012. The increase is due to the Company converting the Series A and B convertible notes into 7 million shares and returning the face value of the notes to the investors and signing strategic business consulting, marketing and advice agreements during 2013. Salaries and related decreased by $21,148 to $47,119 from $68,267 for the three months ended September 30, 2013.

For the three months ended September 30, 2013, the Company had a gain on change in fair value of derivative liability of $6,399 and interest expense of $53,558, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $2,884,452 for the three months ended September 30, 2013 compared to a loss of $186,641 in the three months ended September 30, 2012, an increased loss of $2,697,811.

Revenue was $0 and $0 for the nine months ended September 30, 2013 and 2012. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2013 and 2012.

Selling general and administrative expenses increased by $220,242, from $211,614 to $431,856 for the nine months ended September 30, 2013. Increase is due to an increase in the overall level of activity surrounding the lawsuit as compared to last year with an increase in professional service fees and consultants and with the activity around closing the strategic financing agreement, the amendment thereto and promissory notes.

Common stock issued for services rendered increased by $2,656,582 to $2,955,915 in 2013 compared to $299,333 for 2012. Increase is due to the Company converting the Series A and B convertible notes into 7 million shares and returning the face value of the notes to the investors, and signing strategic business consulting, marketing and advice agreements during 2013. Salaries and related decreased by $37,751 to $159,357 from $197,108 for the nine months ended September 30, 2013. For 2013, the CEO is working under an employment agreement where as last year the CEO’s salary was allocated between the Company and Worlds Online based upon a time allocation.

For the nine months ended September 30, 2013, the Company had a gain on change in fair value of derivative liability of $456,929 and interest expense of $365,462, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing we had a net loss of $3,454,231 for the nine months ended September 30, 2013 compared to a loss of $708,055 in the nine months ended September 30, 2012.

(14)

Liquidity and Capital Resources

Our cash and cash equivalents were $63,835 at September 30, 2013. We raised an aggregate of $2,300,000 from issuing the convertible notes payable but then redeemed the Series A and B and returned $1,950,000; we raised $97,500 from a private placement of common stock; we raised $120,000 from the exercising of warrants for common stock; and we raised $11,000 from the exercise of options in the nine months ended September 30, 2013.

During the nine months ended September 30, 2012 we raised an aggregate of $250,000 from a private placement of common stock.

There were no capital expenditures in the nine months ended September 30, 2013 or in the nine months ended September 30, 2012.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(15)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In early October 2013, Activision Publishing, Inc., a subsidiary of Activision Blizzard, Inc.  filed a lawsuit claiming patent infringement against Worlds Inc. and Worlds Online Inc., in the U.S. District Court for the Central District of California. Activision alleges that Worlds violates U.S. Patent No. 6,014,145 entitled “Navigation with optimum viewpoints in three-dimensional workspace interactive displays having three-dimensional objects with collision barriers” and U.S. Patent No. 5,883,628 entitled “Climability: property for objects in 3-D virtual environments.”

The company believes Activision/ Blizzards' suit against Worlds is without merit and an attempt to apply pressure to Worlds due our lawsuit against them. Worlds' parent patent pre-dates Activision/ Blizzards' patents by more than one year.

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

Date: November 18, 2013

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