Form 10-K
period 2013-12-31
WORLDS INC
filed 2014-04-01
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐ Large Accelerated Filer    ☐ Accelerated Filer

 ☐ Non-Accelerated Filer       ☒ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 28, 2013 (closing price was $0.33) was approximately $27,427,083.

As of March 14, 2014, 93,209,823 shares of the Issuer's Common Stock were outstanding.

(1)

	Part I	Page #
Item 1	Business	4
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	N/A
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Mine Safety Disclosures	N/A

	Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8	Financial Statements	12
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	26
Item 9A	Controls and Procedures	26
Item 9B	Other Information	26

	Part III
Item 10	Directors, Executive Officers and Corporate Governance	27
Item 11	Executive Compensation	29
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item 13	Certain Relationships and Related Transactions, and Director Independence	31
Item 14	Principal Accountant Fees and Services	31
Item 15	Exhibits	32

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

Recent developments

On October 6 through October 27, 2013 we issued four Promissory Notes totaling $175,000. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company.

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

On January 10, 2014, Mr. Edward J. Gildea joined our Board of Directors.

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

Worlds Inc. has retained all of its related Intellectual Property (IP) consisting of the nine existing patents, 6,219,045; 7,181,690; 7,493,558; 7,945,856; 8,082,501; 8,145,998; 8,161,385, 8,407,592 and 8,640,028 and all continuance claims currently before the USPTO including any to be filed going forward.

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

As of December 31, 2013, we own an approximately 19% equity interest in Worlds Online.

On February 7, 2011 we changed our domicile from New Jersey to Delaware, changed our name to Worlds Inc., increased our authorized common stock to 100 million shares and added 5 million shares of “blank check” preferred stock.

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045, 7,181,690, 7,493,558, 7,945,856, 8,082,501, 8,145,998, 8,161,385, 8,407,592 and 8,640,028 for multi-server technology for 3D applications, which is our core technology.  We are now looking into the implications and breadth of the patent in order to maximize its benefits.  The description of the initial patent is as follows:

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

Employees

As of December 31, 2013, we had one employee, our president, Thomas Kidrin, who divided his time between us and Worlds Online.

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

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2013, we had only limited cash or cash equivalents. Accordingly, if we do not develop sources of revenues from our patent portfolio, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Since inception we have incurred significant net losses as set forth in the financial information included herein. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully developed sources of revenues from our patent portfolio or generate revenues from other sources that are sufficient to offset our operating costs. We may never be able to accomplish these objectives.

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

We have been actively engaged in the business of being an IP company for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and its new operations. We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the rapidly evolving Internet marketplace, including those risks relating to:

 • the failure to develop brand name recognition and reputation;

•  the failure to achieve market acceptance of our services; and

• an inability to grow and adapt our business and technology to evolving consumer demand.

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

We cannot guarantee that the patents issued to us will be broad enough to provide any meaningful protection nor can we assure you that one of our competitors may not develop more effective technologies, designs or methods without infringing our intellectual property rights or that one of our competitors might not design around our proprietary technologies.

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We own certain patents relating to the multi-user 3D technology. However, these patents may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because currently we do not generate revenues.

We cannot rely solely on our current patents to be successful. The standards that the U.S. Patent and Trademark Office and foreign patent office's use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same and are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. may differ substantially from that obtained in various foreign countries. In some instances, patents have been issued in the U.S. while substantially less or no protection has been obtained in Europe or other countries.

We cannot be certain of the level of protection, if any that will be provided by our patents if we attempt to enforce them and they are challenged in court where our competitors may raise defenses such as invalidity, unenforceability or possession of a valid license. In addition, the type and extent of any patent claims that may be issued to us in the future are uncertain. Any patents which are issued may not contain claims that will permit us to stop competitors from using similar technology.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Third parties have, and others may, challenge the validity of our patents and other intellectual property rights, resulting in costly litigation or other time-consuming and expensive proceedings, which could deprive us of valuable rights. If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we may incur substantial expenses and the diversion of financial resources and technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the affected products and intellectual property rights.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also become subject to injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

While we currently have approximately 93,209,823 shares of common stock outstanding, we are authorized to issue up to 150,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval.

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

As of March 15, 2014, there are outstanding options and warrants to purchase an aggregate of 13,735,714  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. We have also issued $450,000 of convertible notes, of which all are currently outstanding, that currently convert into 2,453,787 shares based upon an average market price of $0.18, which, this number of shares will fluctuate based upon market price of the common stock. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock

(7)

ITEM 2. DESCRIPTION OF PROPERTIES.

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

The company believes Activision/ Blizzards' suit against Worlds is without merit and an attempt to apply pressure to Worlds due our lawsuit against them. Worlds' patent pre-dates Activision/ Blizzards' patents by more than one year.

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

(8)

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

Year Ended December 31, 2012:	High	Low
First quarter	$0.35	$0.09
Second quarter	$0.27	$0.11
Third quarter	$0.16	$0.08
Fourth quarter	$0.20	$0.12

Year Ended December 31, 2013:	High	Low
First quarter	$0.46	$0.19
Second quarter	$0.54	$0.30
Third quarter	$0.36	$0.18
Third Fourth quarter	$0.22	$0.13

Holders

As of December 31, 2013, we had 622 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

The Company issued an aggregate of $2,400,000 of convertible notes payable but then redeemed the Series A and B and returned $1,950,000. In the year ended December 31, 2013 the company raised $97,500 from a private placement of common stock at a price of $0.10 per share and one warrant for each two shares purchased at a price of $0.15 per share. In the year ended December 31, 2013 company raised $120,000 from the exercising of warrants for common stock and $11,000 from the exercise of options in the year ended December 31, 2013.

The Company raised $307,000 in November/December, 2012 through the sale in an exempt private placement of shares at a price of $0.10 per share and one warrant for each two shares purchased exercisable at a price of $0.15 per share.

All of these issuances were exempt from registration in as much as they were all sold to accredited investors in private offerings without the use of advertising.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	13,735,714		$0.387	11,264,286
Equity compensation plans not approved by stockholders	0	$	N/A	—
Total	13,735,714		$0.387	11,264,286

(9)

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

(10)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2013 and 2012 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenue was $0 for the years ended December 31, 2013 and 2012.  All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the years ended December 31, 2013 and 2012.

Selling general and administrative (S, G & A) expenses increased by $242,057, from $355,761 to $597,818 for the year ended December 31, 2013 and 2012, respectively.  Expenses are primarily professional fees and business consulting including broker fees. Expenses increased during the year due to the financings and all the activity surrounding those financings. Salaries decreased by $55,476 to $185,382 from $240,858 for the years ended December 31, 2013 and 2012, respectively. Decrease is due to the CEO working under an employment agreement in 2013 whereby in 2012 his salary was based on an allocation of time spent between Worlds Inc. and the spin-off entity, Worlds Online Inc. Common stock issued for services rendered increased by $2,790,029 to $3,151,714 in 2013 compared to $361,685 in 2012. Increase is due to the Company converting the Series A and B convertible notes into 7 million shares and returning the face value of the notes to the investors, and signing strategic business consulting, marketing and advice agreements during 2013.

Other expenses include options expense of $34,691 for the year ended December 31, 2013 compared to option expense of $705,918 for the year ended December 31, 2012.  Decrease is due to new options being issued to the CEO to replace those that expired during 2012.

For the year ended December 31, 2013, the Company had a gain on change in fair value of derivative liability of $386,760 and interest expense of $546,790, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $4,128,206 for the year ended December 31, 2013 compared to a loss of $1,664,221 in the year ended December 31, 2012, an increase in net losses of $2,463,985.

Liquidity and Capital Resources

Our cash and cash equivalents were $22,132 at December 31, 2013. We raised an aggregate of $2,300,000 from issuing the convertible notes payable but then redeemed the Series A and B and returned $1,950,000; we raised $97,500 from a private placement of common stock; we raised $120,000 from the exercising of warrants for common stock; and we raised $11,000 from the exercise of options in the year ended December 31, 2013.

At December 31, 2012, we had cash and cash equivalents of $95,069.  We raised an aggregate of $307,500 in the fourth quarter of 2012 from a private placement, $210,000 of the proceeds was received in 2012 with $97,500 being received in 2013.  During the 2nd quarter of 2012 we raised an aggregate of $250,000 from a private placement.

No capital expenditures were made in 2013 or 2012.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2012 and 2013 financings were and will be used to develop new products and services, enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Subsequent Events

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references Worlds November 1995 provisional patent application and confirms Worlds 1995 priority date.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(11)

(12)

Bongiovanni& Associates, P.A.

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Inc.

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2013 and 2012 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/ Bongiovanni & Associates, P.A./

Bongiovanni & Associates, P.A.

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 1, 2014

www.ba-cpa.net

(13)

Worlds Inc.
Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS:
Current Assets
Cash and cash equivalents	$22,132	$95,069
Due from related party	295,912	134,654
Promissory note	3,000	—

Total Current Assets	321,044	229,724

Patents	7,000	7,000

Total assets	$328,044	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,986,726	1,953,934
Derivative liability	429,296	—
Notes payable	773,279	773,279
Notes Payables	225,000	—
Convertible notes payable, net	117,534	—

Total Current Liabilities	4,329,743	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 93,209,823 and 79,813,071 at December 31, 2013 and December 31, 2012, respectively)	93,210	79,813
Common stock subscribed but not yet issued (0 and 1,500,000 at December 31, 2013 and December 31, 2012, respectively)	—	1,500
Subscription receivable	—	(10,000)
Additional paid in capital	30,078,730	26,580,244
Common stock-warrants	97,869	203,237
Deferred compensation	(12,609)	(12,500)
Accumulated deficit	(34,258,898)	(30,130,692)
Total stockholders deficit	(4,001,698)	(3,288,398)

Total Liabilities and stockholders' deficit	$328,044	$236,723

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(14)

Worlds Inc.
Statements of Operations
For the Years Ended December 30, 2013 and 2012

	For the Years Ended December 31,
	2013	2012
Revenues
Revenue	—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue		—

Gross Profit/(Loss)	—	—

Option Expense	34,691	705,918
Common Stock issued for services renderred	3,151,714	361,685
Selling, General & Admin.	597,818	355,761
Salaries and related	185,382	240,858

Operating loss	(3,969,606)	(1,664,221)

Other Income (Expense)
Gain on change in fair value of derivative liability	386,759	—
Interest Expense	(546,790)	—
Interest Income	1,430
Net (Loss)	(4,128,206)	$(1,664,221)

Weighted Average Loss per share	$(0.05)	$(0.02)
Weighted Average Common Shares Outstanding	87,029,777	76,792,137

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(15)

Worlds Inc.
Statements of Cash Flows
Years Ended December 31, 2013 and 2012
	For the Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(4,128,206)	$(1,664,221)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	34,691	705,918
Common stock issued for services renderred	3,151,714	361,684
Amortization of discount to note payable	308,588	—
Changes in fair value of derivative liabilities	(386,759)	—
Prepaid expense	—	82,633
Accounts payable and accrued expenses	82,792	86,864
Promisoory note	(3,000)
Due from related party	(161,258)	(90,835)
Net cash (used in) operating activities:	(1,101,438)	(517,957)

Cash flows from investing activities:
Patent	—	(7,000)
Net cash (used in) investing activities:	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	97,500	460,000
Proceeds from exercise of options	11,000	7,500
Proceeds from exercise of warrants	120,000
Proceeds from notes payable	175,000
Proceeds from issuance of convertible note payable	2,400,000	—
Redemption of convertible notes payable	(1,950,000)
Proceeds from issuance of note payable	175,000
Net cash provided by financing activities	1,028,500	467,500

Net increase/(decrease) in cash and cash equivalents	(72,938)	(57,457)

Cash and cash equivalents, including restricted, beginning of year	95,069	152,526

Cash and cash equivalents, including restricted, end of period	$22,132	$95,069

Non-cash financing activities
Payment of expenses through issuance of note payable	$50,000	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(16)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2012

	Common stock Shares	Common stock Amount	Additional Paid-in capital	Common stock Warrants	Subscription Receivable	Common Shares Subscribed but not Issued	Common Stock Subscribed but not Issued	Deferred compensation	Accumulated Deficit	Total stockholders' equity (deficit)

Balances, December 31, 2011	74,862,146	$74,862	$25,231,804	$—	$—	525,000	$525	$—	$(28,466,471)	$(3,159,281)
Issuance of common stock for services rendered	3,100,925	3,101	371,609	—	—	(525,000)	(525)	(12,500)	—	361,684
Issuance of common stock for cash investment	1,700,000	1,700	466,800	—	(10,000)	1,500,000	1,500	—	—	460,000
Issuance of stock options	—	—	705,918	—	—	—	—	—	—	705,918
Exercise of stock options	150,000	150	7,350	—	—	—	—	—	—	7,500
Warrants issued with PPM	—		(203,237)	203,237	—	—	—	—	—	—
Net Loss for the year ended December 31, 2012	—	—	—	—	—	—	—	—	(1,664,221)	(1,664,221)
Balances, December 31, 2012	79,813,071	79,813	26,580,244	203,237	(10,000)	1,500,000	1,500	(12,500)	(30,130,692)	(3,288,397)
Issuance of common stock for services rendered	9,482,146	9,482	3,142,341	—	—	—	—	(109)	—	3,151,714
Issuance of common stock for cash investment	2,375,000	2,375	86,625	—	10,000	(1,500,000)	(1,500)	—	—	97,500
Issuance of stock options	—	—	34,691	—	—	—	—	—	—	34,691
Exercise of stock options	100,000	100	10,900	—	—	—	—	—	—	11,000
Cashless exercise of sock options	639,606	640	(640)	—	—	—	—	—	—	—
Exercise of warrants	800,000	800	224,568	(105,368)	—	—	—	—	—	120,000
Warrants issued with PPM	—	—	—	—	—	—	—	—	—	—
Net Loss for the year ended December 31, 2013	—	—	—	—	—	—	—	—	(4,128,206)	(4,128,206)
Balances, December 31, 2013	93,209,823	$93,210	$30,078,730	$97,869	$—	$—	$—	$(12,609)	$(34,258,898)	$(4,001,698)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(17)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

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

(18)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2013 and 2012.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2013 and 2012. The company has $225,000 in notes outstanding at December 31, 2013 and $0 at December 31, 2012.

(19)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2013, there were 8,600,000 options and 5,273,214 warrants whose effect is anti-dilutive and not included in diluted net loss per share for the December 31, 2013. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2013, and 2012 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2013 or 2012.

Subsequent Events

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6219045 and 7181790 patents to include comprehensive priority information, which specifically references Worlds November 1995 provisional patent application and confirms Worlds 1995 priority date.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(20)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the year ended December 31, 2013, the Company sold 875,000 common shares for a cash investment of $87,500. The company received $10,000 for stock issued in 2012 and recorded as subscription receivable.

During the year ended December 30, 2013, the Company issued 1,500,000 common shares for a cash investment of $150,000 which was received in 2012. The shares were not issued as of December 31, 2012, and were recorded as common stock subscribed but not yet issued at December 31, 2012.

During the year ended December 31, 2013, the Company raised $120,000 with the exercise of warrants covering 800,000 shares of its common stock at a price of $0.15 per share.

During the year ended December 31, 2013, 100,000 stock options were exercised at a price of $0.11 per share for cash proceeds of $11,000.

During the year ended December 31, 2013, the Company issued an aggregate of 9,482,146 shares of common stock as payment for services rendered with an aggregate value of $3,151,714, of which $12,609 was recorded as deferred compensation as of December 31, 2013.

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

(21)

NOTE 4 - NOTES PAYABLE

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. The Series A and Series B Notes were exchanged by the return of the face amount of the Notes and for 7 million shares of common stock of the Company. The remaining Series C Note carries a 14% annual interest rate upon default and is payable on March 13, 2016. The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. The Notes are classified as a derivative liability and not a note payable, see Note 10 below.

Notes payable at December 31, 2013 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2013	$773,279
2014	$225,000
2015	$-0-
2016	$-0-
2017	$-0-
$998,279

We issued promissory notes in the amount of $225,000 during the year ended December 31, 2013. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company form $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

(22)

NOTE 5 – STOCK OPTIONS

During the year ended December 31, 2013, the Company issued 4,535,714 warrants as part of the offering of the senior secured convertible notes. The Company issued 100,000 options to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.19 per share per each individual option. The options expire on December 31, 2017. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

During the year ended December 31, 2013, 800,000 warrants were exercised for cash proceeds of $120,000. During the year ended December 31, 2013, 100,000 stock options were exercised for cash proceeds of $11,000 and 900,000 stock options were exercised through a cashless exercise of options resulting in the issuance of 639,606 shares of common stock.

During the year ended December 31, 2012, the Company issued 8,000,000 stock options to directors and officers of the Company. 7,500,000 stock options were issued as part of the employment agreement with its President and CEO, Thom Kidrin. The stock option allows Mr. Kidrin to purchase 7,500,000 shares of the Company’s common stock at $0.076 per share per each individual option. The options were to expire on March 31, 2014. In January 2014 the options were extended for 2 years and now expire on March 31, 2016. The Company issued 300,000 stock options to Chris Ryan, the Company’s CFO. The stock option allows Mr. Ryan to purchase 300,000 shares of the Company’s common stock at $0.0115 per share per each individual option. The options expire on September 30, 2017. The Company issued 100,000 shares to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.0115 per share per each individual option. The options expire on September 30, 2017. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

During the year ended December 31, 2013, the Company recorded an option expense of $34,691, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.76% risk-free interest, 0% dividend yield, 232% volatility, and expected life of 5 years. For the year ended December 31, 2012, the Company recorded an expense of $705,918, equal to the estimated fair value of the options at the date of grants.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2013 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	4.21
	$0.19	200,000	4.00
	$0.15	737,500	1.00
	$0.115	300,000	3.83
	$0.11	150,000	1.30
	$0.076	7,500,000	0.25
$
	Exercisable
	$1.00	4,535,714	4.21
	$0.19	200,000	4.00
	$0.15	737,500	1.00
	$0.115	300,000	3.83
	$0.11	150,000	1.30
	$0.076	7,500,000	0.25

(23)

NOTE 6 - INCOME TAXES

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $41,983,000 that expire in various years through the year 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,373,000 less a valuation allowance in the amount of approximately $16,373,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $313,000 and $220,000 for the years ended December 31, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of December 31, 2013 is as follows:

Net operating loss carry forwards	$16,373,000
Valuation allowance	(16,373,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

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

The Company is committed to a consulting agreement with an unrelated business consultant. The contract is dated January 1, 2012, calls for monthly payments in the amounts of $5,000 for the 24 month term of the contract and expired on December 31, 2013.

(24)

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

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at December 31, 2013 is $295,912.

NOTE 9 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383, – 8,407,592 and 8,640,028. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those parties that the Company and our legal counsel believe to be infringing on said patents were capitalized under patents until a resolution is reached.

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

At December 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2013, the Company decreased the derivative liability of $546,119 by $116,823 resulting in a derivative liability of $429,296 at December 31, 2013.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
12/31/13	$429,296	2.22	$0.126	$0.15	275%	0.0078

NOTE 11 - SUBSEQUENT EVENT

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references Worlds November 1995 provisional patent application and confirms Worlds 1995 priority date.

(25)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2013 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective as December 31, 2013 at the reasonable assurance level.

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

(26)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	61	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	53	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	67	Director
Robert Fireman	65	Director
Edward Gildea	61	Director

Thomas Kidrin became a director on October 1997 and has been president, secretary and treasurer from December 1997 through July 2007 then added the title chief executive officer since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan has been Vice President-Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  From 2004 to 2010, Mr. Ryan was the CFO of Peminic, Inc.  From 2008 to 2012 Mr. Ryan served as the CFO of Conversive Inc. and since 2012 Mr. Ryan has been the CFO of GlobalServe Inc. Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University.

Bernard Stolar became a director on September 11, 2007 and is noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America's game division.

Robert Fireman became a director on September 11, 2007 and is is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

Mr. Gildea became a director on January 10, 2014 and contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development and executive leadership. He has many years of experience as a board member. Mr. Gildea was the CEO, President, and Chairman of the Board Of Directors of Converted Organics Inc., a publicly held company that manufactures organic fertilizer by recycling food waste, from January 2006 until June 2013.  He was also a lawyer for, and COO of, QualityMetric Inc. (healthcare) from 2000-2005 and Grolier Incorporated (publishing) from1980-1989. He spent 10 years at the Kellogg Company (1990-2000) as their vice president of legal where he managed and supervised a legal team responsible for executing mergers, acquisitions and divestitures. He is currently a member of the board of directors of Finjan Holdings Inc. (Intellectual property security software) and WPCS International Inc. (wireless communications and Bitcoin exchange).  He received his undergraduate degree from The College of the Holy Cross and his law degree from Suffolk University.

The board of directors did not meet during 2013 but acted by written consent seven times during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

(27)

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2013.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors did not timely file one Form 4.

(28)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2013, and 2012, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2013	$185,382	(3)						$185,382	(3)
	2012	$240,858				$652,642			$893,500

Chris Ryan, CFO	2013				$38,437				$38,437
	2012					$31,966			$31,966

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

Stock Option Grants

The following table sets forth information as of December 31, 2013 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	7,500,000	0	0	$0.076	03-31-14 (1)

Christopher Ryan	300,000	0	0	$0.115	09-30-17

(1) The option expiration date was extended two years to March 31, 2016 in January 2014.

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2013 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Robert Fireman	0	0	17,345		17,345
Bernard Stolar	0	0	17,345		17,345

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2013 fiscal year for the fair value of stock options granted to the named director in fiscal year 2013, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(29)

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

Compensation Committee Interlocks and Insider Participation

All of our officers and directors currently hold the same positions with our former subsidiary, Worlds Online Inc, although it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months that transition has extended longer than initially anticipated. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and of Worlds Online Inc. may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	7,500,000	0	0	$0.076	03-31-16 (1)
Christopher Ryan	300,000	0	0	$0.115	09-30-17

(1)  The option expiration date was extended two years from March 31, 2014 to March 31, 2016 in January 2014.

(30)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 15, 2014, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 93,209,823 shares of common stock outstanding as of March 14, 2014.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 15, 2014

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	8,790,000(3)	8.7%
Christopher Ryan	1,050,303(4)	1.1%
Robert Fireman	564,484(5)	*
Bernard Stolar	200,000(6)	*
Edward Gildea	250,000(7)	*
Steven Chrust	6,023,661	6.5%
All directors and executive officers as a group (one person)	10,854,787(8)	10.4%

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(4) Includes 300,000 currently exercisable stock options.

(5) Includes common shares and 200,000 options directly and indirectly owned. 100,000 options do not vest until January 1, 2015.

(6) Consists of 100,000 options which are currently exercisable and 100,000 options which do not vest until January 1, 2015.

(7) Consists of stock options, 150,000 of which are currently exercisable and 100,000 options which do not vest until January 1, 2015.

(8) Includes 8,150,000 currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Stolar, Fireman and Gildea are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

We currently own 19% of the outstanding common stock of our former wholly-owned subsidiary, Worlds Online Inc., and it has officers and directors which mirror ours, although it is the intent that our current non-employee directors will only serve during a transition period.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2013 and 2012. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2013		2012
	Bongiovanni		Bongiovanni

Audit Fees (1)	$26,500	(2)	$26,500
Audit-Related Fees (3)	15,000		15,000
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$43,000		$43,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2013 and 2012 relate to (i) the audit of our annual financial statements for the years ended December 31, 2013 and 2012, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2013 and 2012.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(31)

ITEM 15. EXHIBITS .

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant date as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to regisrtant current report on from 8K filed on March 15, 2013 and in coporated herein by referenced.

** Filed herewith

(32)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014                                                                                               WORLDS INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	March 31, 2014

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	March 31, 2014

/s/ Bernard Stolar Bernard Stolar	Director	March 31, 2014

/s/ Robert Fireman Robert Fireman	Director	March 31, 2014

/s/ Edward Gildea Edward Gildea	Director	March 31, 2014

(33)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced

** Filed herewith