Form 10-Q
period 2014-03-31
WORLDS INC
filed 2014-05-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

As of May 1, 2014, 95,004,838 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2014 and December 31, 2013
	Unaudited	Audited
	March 31, 2014	December 31, 2013
ASSETS:
Current Assets
Cash and cash equivalents	$57,666	$22,132
Due from related party	287,050	295,912
Promissory note	3,000	3,000

Total Current Assets	347,716	321,044

Patents	7,000	7,000

Total assets	$354,716	$328,044

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,055,933	1,986,726
Derivative liability	186,602	429,296
Notes payable	773,279	773,279
Notes payables	325,000	225,000
Convertible notes payable, net	136,043	117,534

Total Current Liabilities	4,274,765	4,329,743

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 95,004,838 and 93,209,823 as of March 31, 2014 and December 31, 2013, respectively)	95,005	93,210
Additional paid in capital	31,825,487	30,078,730
Common stock-warrants	97,869	97,869
Deferred compensation	—	(12,609)
Accumulated deficit	(35,938,408)	(34,258,898)
Total stockholders deficit	(3,920,047)	(4,001,698)

Total Liabilities and stockholders' deficit	$354,716	$328,044

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
Three Months Ended March 31, 2014 and 2013
	Unaudited	Unaudited
	3/31/2014	3/31/2013
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option Expense	1,186,310	—
Common Stock issued for services renderred	36,608	62,263
Selling, General & Admin.	89,535	248,936
Salaries and related	49,038	47,026

Operating loss	(1,361,491)	(358,225)

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability	(71,173)	54,379
Interest Expense	(246,846)	(27,518)
Net (Loss)	$(1,679,510)	$(331,364)

Weighted Average Loss per share	$(0.02)	**
Weighted Average Common Shares Outstanding	94,052,429	81,832,238

** Less than 0.01
The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
	Unaudited	Unaudited
	3/31/2014	3/31/2013
Cash flows from operating activities:
Net (loss)	$(1,679,510)	$(331,364)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	1,186,310	—
Common stock issued for services renderred	36,608	62,263
Amortization of discount to note payable	242,884	21,918
Derivative expenses	—	512,637
Changes in fair value of derivative liabilities	71,173	(567,016)
Prepaid expense	—	—
Accounts payable and accrued expenses	69,207	(69,384)
Due from related party	8,862	(102,120)
Net cash (used in) operating activities:	(64,466)	(473,066)

Cash flows from financing activities
Proceeds from issuance of common stock	—	97,500
Proceeds from exercise of warrants	—	78,500
Proceeds from issuance of convertible note payable	—	2,400,000
Proceeds from issuance of note payable	100,000	—
Net cash provided by financing activities	100,000	2,576,000

Net increase/(decrease) in cash and cash equivalents	35,534	2,102,934

Cash and cash equivalents, including restricted, beginning of year	22,132	95,069

Cash and cash equivalents, including restricted, end of period	$57,666	$2,198,003

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2014

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

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off is anticipated to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectibility is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended March 31, 2014.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2014 and December 31, 2013. The company has $325,000 and $225,000 in notes outstanding at March 31, 2014 and December 31, 2013, respectively.

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

(6)

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2014, there were 8,600,000 options and 5,273,214 warrants whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2014. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2014, and 2013 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2014 and 2013, respectively.

Subsequent Events

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6219045 and 7181790 patents to include comprehensive priority information, which specifically references World’s November 1995 provisional patent application and confirms World’s 1995 priority date.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(7)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the three months ended March 31, 2014, the Company issued 1,645,015 common shares by converting $224,375 of the convertible notes payable into common stock.

During the three months ended March 31, 2014, the Company issued an aggregate of 150,000 shares of common stock as payment for services rendered with an aggregate value of $24,000.

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

(8)

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

Notes payable at March 31, 2014 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Promissory notes	$325,000
Total current	$1,098,279

2014	$1,098,279
2015	$-0-
2016	$-0-
2017	$-0-
2018	$-0-
$1,098,279

We issued promissory notes in the amount of $100,000 during the three months ended March 31, 2014. We had issued promissory notes in the amount of $225,000 during the year ended December 31, 2013. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

NOTE 5 – STOCK OPTIONS

During the three months ended March 31, 2014, the Company issued 450,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

During the three months ended March 31, 2014, the company extended the expiration date on the CEO’s 7,500,000 options. They were set to expire on March 31, 2014 but were extended two years to March 31, 2016. No stock options or warrants were exercised during the three months ended March 31, 2014.

During the three months ended March 31, 2013, the Company issued 4,535,714 warrants as part of the senior secured convertible notes. No stock options were issued. During the three months ended March 31, 2013, 523,333 stock options were exercised for cash proceeds of $78,500.

During the three months ended March 31, 2014, the Company recorded an option expense of $1,186,310, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.93% risk-free interest, 0% dividend yield, 210% volatility, and expected life of 5 years for the Director’s options and 2 years for the CEO’s options.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2014 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	3.96
	$0.19	200,000	3.75
	$0.155	200,000	4.75
	$0.15	737,500	0.75
	$0.14	250,000	4.97
	$0.115	300,000	3.58
	$0.11	150,000	1.05
	$0.076	7,500,000	2.00
$
	Exercisable
	$1.00	4,535,714	3.96
	$0.19	200,000	3.75
	$0.15	737,500	0.75
	$0.115	300,000	3.58
	$0.11	150,000	1.05
	$0.076	7,500,000	2.00

(9)

NOTE 6 - INCOME TAXES

At March 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $42,121,000 that expire in various years through the year 2034.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,427,000 less a valuation allowance in the amount of approximately $16,427,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $54,000 and $86,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company’s total deferred tax asset as of March 31, 2014 is as follows:

Net operating loss carry forwards	$16,427,000
Valuation allowance	(16,427,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

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

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at March 31, 2014 is $287,050.

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

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references World’s November 1995 provisional patent application and confirms World’s 1995 priority date.

In early October 2013, Activision Publishing, Inc., a subsidiary of Activision Blizzard, Inc.  filed a lawsuit claiming patent infringement against Worlds Inc. and Worlds Online Inc., in the U.S. District Court for the Central District of California. Activision alleges that Worlds violates U.S. Patent No. 6,014,145 entitled “Navigation with optimum viewpoints in three-dimensional workspace interactive displays having three-dimensional objects with collision barriers” and U.S. Patent No. 5,883,628 entitled “Climability: property for objects in 3-D virtual environments.”   The Company believes Activision/ Blizzards' suit against Worlds Inc. is without merit and an attempt to apply pressure to Worlds due our lawsuit against them. Worlds' parent patent pre-dates Activision/ Blizzards' patents by more than one year.

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

During the three months ended March 31, 2014, $224,375 of the convertible notes was converted into 1,645,015 shares of the Company’s common stock. $225,188 in convertible notes remain outstanding.

At March 31, 2014, the Company revalued the embedded derivative liability. For the period from December 31, 2013 to March 31, 2014, the Company decreased the derivative liability of $429,296 by $242,694 resulting in a derivative liability of $186,602 at March 31, 2014.

The fair value of the embedded derivative liability was calculated at March 31, 2014 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
3/31/14	$186,602	1.97	$0.15	$0.156	179%	0.0093

(12)

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this Form 10-Q and in other filings by the Company with the Commission, the words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in political, social and economic conditions in the jurisdictions in which we operate; changes to regulations that pertain to our operations; changes in technology that render our technology relatively inferior, obsolete or more expensive compared to others; delays in the delivery of broadband capacity to the homes and offices of persons who license our technology; general disruptions to Internet service; and the loss of customer faith in the Internet as a means of commerce.

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

The Company’s sources of revenue after the spin off are expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in litigation or otherwise.

Revenues

The Company’s sources of revenue after the spin off are expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents in litigation or otherwise.

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

(13)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2014 and 2013 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue is $0 for the three months ended March 31, 2014 and 2013. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended March 31, 2014 and 2013.

Selling general and administrative (SG&A) expenses decreased by $159,401 from $248,936 to $89,535 for the three months ended March 31, 2013 and 2014, respectively. Decrease is due to limited operations in 2014 where last year there was a greater overall level of activity surrounding the lawsuit and professional service fees and consultants with the activity around closing the strategic financing agreement.

Salaries and related increased by $2,012 to $49,038 from $47,026 for the three months ended March 31, 2014 and 2013, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his employment agreement.

.

Common stock issued for services rendered decreased by $25,655 to $36,608 from $62,263 for the three months ended March 31, 2014 and 2013 respectively. The Company has only one strategic business consulting and advice agreement for common stock in 2014 where we had several in the past.

For the three months ended March 31, 2014, the Company recorded an option expense of $1,186,310, equal to the estimated fair value of the options at the date of grants. The option expense includes the options that were issued to Directors of the Company and the options that were extended for an additional 2 years for the CEO.

For the three months ended March 31, 2014, the company had a loss on change in fair value of derivative liability of $71,173 and interest expense of $246,846. For the three months ended March 31, 2013, the Company had a gain on change in fair value of derivative liability of $54,379 and interest expense of $27,518, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $1,679,510 for the three months ended March 31, 2014 compared to a net loss of $331,364 in the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, our cash and cash equivalents were $57,666. We raised an aggregate of $100,000 from issuing notes payable during the quarter.

At March 31, 2013, our cash and cash equivalents were $248,003 and our restricted cash and cash equivalents were $1,950,000. We raised an aggregate of $2,300,000 from issuing the convertible notes payable but then redeemed the Series A and B and returned $1,950,000. We raised $97,500 from a private placement of common stock; and we raised $78,500 from the exercising of warrants for common stock in the three months ended March 31, 2013.

There were no capital expenditures in the three months ended March 31, 2014 or in the three months ended March 31, 2013.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2013 and 2014 financings were and will be used to develop new products and services, enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references World’s November 1995 provisional patent application and confirms World’s 1995 priority date.

Item 4. Controls And Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(14)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In Cosmo Communications v. Worlds.com. (our former name) in the Superior Court Of New Jersey Law Division, Bergen County, the court rendered a decision in favor of the plaintiff, Cosmo Communications on February 13, 2001. The judgment amount entered in April 2001, is approximately $205,000, of which the full amount is accrued.  The judgment related to a consulting agreement for raising capital. The court ruled that the terms of the contract are binding on successors of the company and that Worlds Inc. is a successor company .

In early October 2013, Activision Publishing, Inc., a subsidiary of Activision Blizzard, Inc.  filed a lawsuit claiming patent infringement against World’s Inc. and Worlds Online Inc., in the U.S. District Court for the Central District of California. Activision alleges that World’s violates U.S. Patent No. 6,014,145 entitled “Navigation with optimum viewpoints in three-dimensional workspace interactive displays having three-dimensional objects with collision barriers” and U.S. Patent No. 5,883,628 entitled “Climability: property for objects in 3-D virtual environments.”   The Company believes Activision/ Blizzards' suit against Worlds Inc. is without merit and an attempt to apply pressure to Worlds due our lawsuit against them. Worlds' parent patent pre-dates Activision/ Blizzards' patents by more than one year.

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

(15)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2014

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