Form 10-K/A
period 2013-12-31
WORLDS INC
filed 2014-07-02
CIK 1961

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of March 14, 2014, 93,209,823 shares of the Issuer's Common Stock were outstanding.

(1)

Explanatory Note

This Amendment is being filed solely to add Exhibit 23.1. No other changes from the original filing on April 1, 2014 have been made.

ITEM 15. EXHIBITS .

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)
23.1	Consent of Bongiovanni & Associates, P.A., Certified Public Accountants**
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to regisrtant current report on from 8K filed on March 15, 2013 and in coporated herein by referenced.

* Filed with original filing on April 1, 2014

** Filed herewith

(2)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2014

WORLDS INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	June 25, 2014

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	June 25, 2014

/s/ Bernard Stolar Bernard Stolar	Director	June 25, 2014

/s/ Robert Fireman Robert Fireman	Director	June 25, 2014

/s/ Edward Gildea Edward Gildea	Director	June 25, 2014

(3)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)
23.1	Consent of Bongiovanni & Associates, P.A., Certified Public Accountants**
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced

* Filed with original filing on April 1, 2014.

** Filed herewith

(4)