Form 10-Q
period 2014-06-30
WORLDS INC
filed 2014-08-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

As of July 22, 2014, 96,554,322 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2014 and December 31, 2013
	Unaudited	Audited
	June 30, 2014	December 31, 2013
ASSETS:
Current Assets
Cash and cash equivalents	$61,054	$22,132
Due from related party	200,199	295,912
Promissory note	2,000	3,000

Total Current Assets	263,254	321,044

Patents	7,000	7,000

Total assets	$270,254	$328,044

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,094,508	1,986,726
Derivative liability	75,722	429,296
Notes payable	773,279	773,279
Notes payables	325,000	225,000
Convertible notes payable, net	32,504	117,534

Total Current Liabilities	4,098,921	4,329,743

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 96,554,322 and 93,209,823 at June 30, 2014 and December 31, 2013, respectively)	96,554	93,210
Additional paid in capital	32,220,773	30,078,730
Common stock-warrants	97,869	97,869
Deferred compensation	—	(12,609)
Accumulated deficit	(36,243,863)	(34,258,898)
Total stockholders deficit	(3,828,666)	(4,001,698)

Total Liabilities and stockholders' deficit	$270,254	$328,044

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
Six and Three Months Ended June 30, 2014 and 2013
	Unaudited		Unaudited
	6 Months Ended		3 Months Ended
	Jun. 30, 2014	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013

Revenues
Revenue	$—	$—	$—	$—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Option Expense	1,186,310	—	—	—
Common Stock issued for services rendered	75,908	232,516	39,300	170,253
Selling, General & Admin.	160,920	365,081	71,385	116,145
Salaries and related taxes	104,663	112,238	55,625	65,212

Operating (loss)	(1,527,802)	$(709,835)	$(166,310)	$(351,610)

Other Income Expense
Gain on change in fair value of derivative liability	(158,204)	450,530	$(87,031)	396,151
Interest Expense	(298,959)	$(311,903)	$(52,113)	$(284,385)
Interest Income	—	1,430	—	1,430

Net (Loss)	$(1,984,965)	$(569,779)	$(305,454)	238,414

Weighted Average (Loss) per share	$(0.02)	$(0.01)	*	*
Weighted Average Common Shares Outstanding	94,767,763	82,841,277	95,475,237	83,839,228
*Less than 0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
	Unaudited
	6 Months Ended
	Jun. 30, 2014	Jun. 30, 2013
Cash flows from operating activities:
Net (loss)	$(1,984,965)	$(569,779)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Fair value of stock options issued	1,186,310	—
Common stock issued for services rendered	75,908	232,516
Amortization of discount to note payable	289,345	221,370
Derivative expense		512,637
Changes in fair value of derivative liabilities	158,204	(963,137)
Promissory note payable	1,000	—
Accounts payable and accrued expenses	117,407	23,525
Due from related party	95,713	(122,341)
Net cash (used in) operating activities:	(61,078)	(665,239)

Cash flows from financing activities
Proceeds from issuance of common stock	—	97,500
Proceeds from exercise of warrants	—	131,000
Proceeds from issuance of convertible note payable	—	2,400,000
Proceeds from issuance of note payable	100,000	—
Net cash provided by financing activities	100,000	2,628,500

Net increase/(decrease) in cash and cash equivalents	38,922	1,963,261

Cash and cash equivalents, beginning of year	22,132	95,069

Cash and cash equivalents, end of year	$61,054	$2,058,330

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2014

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2014.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2014 and December 31, 2013. The company has $325,000 and $225,000 in notes outstanding at June 30, 2014 and December 31, 2013, respectively.

(6)

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2014, there were 8,600,000 options and 5,273,214 warrants whose effect is anti-dilutive and not included in diluted net loss per share for the three and six months ended June 30, 2014.. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2014, and December 31, 2013 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended June 30, 2014 and 2013, respectively.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the six months ended June 30, 2014, the Company issued 2,830,973 common shares by converting $374,375 of the convertible notes payable into common stock.

During the six months ended June 30, 2014, the Company issued an aggregate of 450,000 shares of common stock as payment for services rendered with an aggregate value of $63,300. The Company also recognized stock issued for services in the amount of $12,609 for stocks issued in year 2013 but amortized in this period.

During the six months ended June 30, 2014, the Company issued 63,526 shares to an officer of the company as payment for an accrued expense in the amount of $9,625.

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

Notes payable at June 30, 2014 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2014	$773,279
2015	$325,000
2016	$-0-
2017	$-0-
2018	$-0-
$1,098,279

We issued promissory notes in the amount of $100,000 during the six months ended June 30, 2014. We had issued promissory notes in the amount of $225,000 during the year ended December 31, 2013. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

(9)

NOTE 5 – STOCK OPTIONS

During the six months ended June 30, 2014, the Company issued 450,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

During the six months ended June 30, 2014, the company extended the expiration date on the CEO’s 7,500,000 options. They were set to expire on March 31, 2014 but were extended two years to March 31, 2016. No stock options or warrants were exercised during the six months ended June 30, 2014.

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

During the six months ended June 30, 2014, the Company recorded an option expense of $1,186,310, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.93% risk-free interest, 0% dividend yield, 210% volatility, and expected life of 5 years for the Director’s options and 2 years for the CEO’s options.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2014 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	3.71
	$0.19	200,000	3.50
	$0.155	200,000	4.50
	$0.15	737,500	0.50
	$0.14	250,000	4.72
	$0.115	300,000	3.33
	$0.11	150,000	0.80
	$0.076	7,500,000	1.75
$
	Exercisable
	$1.00	4,535,714	3.71
	$0.19	200,000	3.50
	$0.15	737,500	0.50
	$0.115	300,000	3.33
	$0.11	150,000	0.80
	$0.076	7,500,000	1.75

(10)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at June 30, 2014 is $200,199.

NOTE 8 - PATENTS

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

NOTE 9 – DERIVATIVE LIABILITIES

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

During the six months ended June 30, 2014, $374,375 of the convertible notes was converted into 2,830,973 shares of the Company’s common stock. $75,188 in convertible notes remain.

At June 30, 2014, the Company revalued the embedded derivative liability. For the period from December 31, 2013 to June 30, 2014, the Company decreased the derivative liability of $429,296 by $353,574 resulting in a derivative liability of $75,722 at June 30, 2014.

The fair value of the embedded derivative liability was calculated at June 30, 2014 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
6/30/14	$75,722	1.72	$0.16	$0.21	170%	0.0049

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2014 and 2013 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

(13)

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue is $0 for the three months ended June 30, 2014 and 2013. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended June 30, 2014 and 2013.

Selling general and administrative (SG&A) expenses decreased by $44,760 from $116,145 to $71,385 for the three months ended June 30, 2013 and 2014, respectively. Decrease is due to limited operations in 2014 where last year there was a greater overall level of activity surrounding the lawsuit and professional service fees and consultants with the activity around the strategic financing agreement.

Salaries and related decreased by $9,587 to $55,625 from $65,212 for the three months ended June 30, 2014 and 2013, respectively. The decrease is due to two additional employees last year who are no longer with the company, offset by an increase in the CEO’s salary based on the terms of his employment agreement.

.

Common stock issued for services rendered decreased by $130,953 to $39,300 from $170,253 for the three months ended June 30, 2014 and 2013 respectively. The Company has only one strategic business consulting and advice agreement for common stock in 2014 where we had several in the past.

For the three months ended June 30, 2014, the company had a loss on change in fair value of derivative liability of $87,031 and interest expense of $52,113. For the three months ended June 30, 2013, the Company had a gain on change in fair value of derivative liability of $396,151 and interest expense of $284,385, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $305,454 for the three months ended June 30, 2014 compared to a net loss of $238,414 in the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue is $0 for the six months ended June 30, 2014 and 2013. We need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2014 and 2013.

Selling general and administrative (SG&A) expenses decreased by $204,161 from $365,081 to $160,920 for the six months ended June 30, 2013 and 2014, respectively. Decrease is due to limited operations in 2014 where last year there was a greater overall level of activity surrounding the lawsuit and professional service fees and consultants with the activity around the strategic financing agreement.

Salaries and related decreased by $7,575 to $104,663 from $112,238 for the six months ended June 30, 2014 and 2013, respectively. The decrease is due to two additional employees last year who are no longer with the company, offset by an increase in the CEO’s salary based on the terms of his employment agreement.

.

Common stock issued for services rendered decreased by $156,608 to $75,908 from $232,516 for the six months ended June 30, 2014 and 2013 respectively. The Company has only two strategic business consulting and advice agreement for common stock in 2014 where we had several in the past.

For the six months ended June 30, 2014, the Company recorded an option expense of $1,186,310, equal to the estimated fair value of the options at the date of grants. The option expense includes the options that were issued to Directors of the Company and the options that were extended for an additional 2 years for the CEO.

For the six months ended June 30, 2014, the company had a loss on change in fair value of derivative liability of $158,204 and interest expense of $298,959. For the six months ended June 30, 2013, the Company had a gain on change in fair value of derivative liability of $450,530 and interest expense of $311,903, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $1,984,965 for the six months ended June 30, 2014 compared to a net loss of $569,779 in the six months ended June 30, 2013.

(14)

Liquidity and Capital Resources

At June 30, 2014, our cash and cash equivalents were $61,054. We raised an aggregate of $100,000 from issuing notes payable during the six months ended June 30, 2014.

There were no capital expenditures in the six months ended June 30, 2014.

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

Item 4. Controls And Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6219045 and 7181790 patents to include comprehensive priority information, which specifically references Worlds November 1995 provisional patent application and confirms Worlds 1995 priority date. A Markman Hearing has been scheduled for October 3, 2014.

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

Date: August 14, 2014

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