Form 10-Q
period 2014-09-30
WORLDS INC
filed 2014-11-19
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

As of November 3, 2014, 96,851,941 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Worlds Inc.
Balance Sheets
September 30, 2014 and December 31, 2013

	Unaudited	Unaudited
	September 30, 2014	December 31, 2013
		(Restated)
ASSETS:
Current Assets
Cash and cash equivalents	$41,178	$22,132
Due from related party	90,387	295,912
Promissory note	2,000	3,000

Total Current Assets	133,565	321,044

Patents	7,000	7,000

Total assets	$140,565	$328,044

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,132,019	1,986,726
Derivative liability	21,160	429,296
Notes payable	773,279	773,279
Notes Payables	325,000	225,000
Convertible notes payable, net	13,296	117,534

Total Current Liabilities	4,062,662	4,329,743

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 96,851,941 and 93,209,823 at September 30, 2014 and December 31, 2013, respectively)	96,852	93,210
Additional paid in capital	31,370,075	30,248,060
Common stock-warrants	97,869	97,869
Deferred compensation	—	(12,609)
Accumulated deficit	(35,486,893)	(34,428,228)
Total stockholders deficit	(3,922,097)	(4,001,698)

Total Liabilities and stockholders' deficit	$140,565	$328,044

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Operations
Nine and Three Months Ended September 30, 2014 and 2013

	Unaudited		Unaudited
	Nine months ended September 30		Three Months Ended September 30
	2014	2013	2014	2013
Revenues
Revenue	$—	—	$—	$—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue		—		—

Gross Profit/(Loss)	—	—	—	—

Option Expense	66,451	—	—
Common Stock issued for services renderred	75,908	2,955,915	—	2,723,399
Selling, General & Admin.	266,821	431,856	105,902	66,775
Salaries and related	152,788	159,357	48,125	47,119

Operating loss	(561,969)	(3,547,128)	(154,027)	(2,837,293)

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability	(153,771)	456,929	4,433	6,399
Interest Expense	(342,925)	(365,461)	(43,966)	(53,558)
Interest Income	—	1,430	—	—
Net Income/(Loss)	$(1,058,665)	(3,454,231)	(193,560)	$(2,884,452)

Weighted Average Loss per share	$(0.01)	$(0.04)	**	$(0.03)
Weighted Average Common Shares Outstanding	95,387,270	84,998,810	96,606,082	89,243,523

** Less than 0.01

See Notes to Condensed Financial Statements

(4)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013

	Unaudited	Unaudited
	9/30/2014	9/30/2013
Cash flows from operating activities:
Net (loss)	$(1,058,665)	$(3,454,231)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	66,451	—
Common stock issued for services renderred	75,908	2,955,915
Amortization of discount to note payable	320,136	259,178
Derivative expenses		586,195
Changes in fair value of derivative liabilities	153,771	(969,566)
Promissory note payable	1,000	—
Accounts payable and accrued expenses	154,918	(4,283)
Due from related party	205,525	(131,542)
Net cash (used in) operating activities:	(80,955)	(758,334)

Cash flows from investing activities:
Patent	—	—
Net cash (used in) investing activities:	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	97,500
Proceeds from exercise of warrants	—	131,000
Proceeds from issuance of convertible note payable	—	2,400,000
Proceeds from issuance of note payable	100,000	50,000
Redemption of notes payable		(1,951,400)
Net cash provided by financing activities	100,000	727,100

Net increase/(decrease) in cash and cash equivalents	19,045	(31,234)

Cash and cash equivalents, including restricted, beginning of year	22,132	95,069

Cash and cash equivalents, including restricted, end of period	$41,178	$63,836

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Financial Statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014

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

(6)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended September 30, 2014.

(7)

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2014 and December 31, 2013. These are old notes payable which the statute of limitations has passed.

The company has an additional $325,000 and $225,000 in notes outstanding at September 30, 2014 and December 31, 2013, respectively.

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

(8)

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2014, there were 8,600,000 options and 5,273,214 warrants whose effect is anti-dilutive and not included in diluted net loss per share for the three and nine months ended September 30, 2014. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2014, and December 31, 2013 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the nine months ended September 30, 2014, the Company issued 3,128,592 common shares by converting $424,375 of the convertible notes payable into common stock.

During the nine months ended September 30, 2014, the Company issued an aggregate of 450,000 shares of common stock as payment for services rendered with an aggregate value of $63,300. The Company also recognized stock issued for services in the amount of $12,609 for shares issued in year 2013 but amortized in this period.

During the nine months ended September 30, 2014, the Company issued 63,526 shares to an officer of the company as payment for an accrued expense in the amount of $9,625.

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

(10)

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

Notes payable at September 30, 2014 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2014	$773,279
2015	$325,000
2016	$-0-
2017	$-0-
2018	$-0-
$1,098,279

We issued promissory notes in the amount of $100,000 during the nine months ended September 30, 2014. We had issued promissory notes in the amount of $225,000 during the year ended December 31, 2013. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

(11)

NOTE 5 – STOCK OPTIONS

We previously reported that in January 2014 we extended the term of 7.5 million stock options granted to our President and CEO, Thom Kidrin, from March 31, 2014 to March 31, 2016. We have now learned that this disclosure was incorrect inasmuch as the approval of the extension was premised on the erroneous supposition that Mr. Kidrin’s options were only 18 month options and were expiring on March 31, 2014, when in fact they were five (5) year options expiring in September 2017. The options in question were granted pursuant to the terms of Mr. Kidrin’s Employment Agreement dated as of August 30, 2012, which was filed as Exhibit 10.2 to our Annual Report on Form 10-K for the ended December 31, 2012, which clearly states that the options had a term of five (5) years.

We reported in the Form 10-K for the year ended December 31, 2012 and in subsequent periods that Mr. Kidrin’s options were for an eighteen-month period, which was predicated on the execution of an option agreement of similar term. We inadvertently executed two versions of an option agreement in March 2013, one having a five-year term and one having an eighteen month term without realizing that there were two versions. The five-year version was maintained in our files, but we erroneously provided only the eighteen-month version to our independent auditor and prepared our financial statements and disclosures based upon an eighteen-month option term for Mr. Kidrin. We continued to erroneously rely on the wrong document until September 2014.

Accordingly, to the extent that the Board extended the options in January 2014, such extension was premised upon a mistake of fact and the Board action was taken in error. Indeed, because even the purported extension would, if effective, shorten the five year term of Mr. Kidrin’s options, such action would have been contrary to the Board’s intent. However, in the Annual Report for 2012 and in each periodic report since that date, the options were erroneously described as 18 month options expiring in March 2014 and our two most recent quarterly reports reported the erroneous extension. The disclosure came to light as we reviewed our disclosures as a result of the lawsuit described below, and located the March 2013 version of the option agreement. Inasmuch as disclosing the options as 18 months versus five years did not impact in any way our assets or retained earnings, it had an impact of approximately 10% on our income statement, (an overstatement of net income by approximately $169,330 for 2012; no impact on net income for 2013; and an understatement of net income by approximately $1,119,860 for each of the first two quarters of 2014). Management believes that this is non-cash book entry is not indicative in any way as to the health of the company. However, in an abundance of caution, we are evaluating whether to restate our annual reports for 2012 and 2013 and all periodic reports commencing in 2013. As required by this Item, upon learning of the erroneous disclosures (i.e. 18 month options vs. 5 year options and the now redundant extension), our executive officers brought the matter to the attention of our independent auditor.

During the nine months ended September 30, 2014, the Company issued 450,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

No stock options or warrants were exercised during the nine months ended September 30, 2014.

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

During the six months ended June 30, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.93% risk-free interest, 0% dividend yield, 210% volatility, and expected life of 5 years for the Director’s options.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2014 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	3.46
	$0.19	200,000	3.25
	$0.155	200,000	4.25
	$0.15	737,500	0.25
	$0.14	250,000	4.47
	$0.115	300,000	3.08
	$0.11	150,000	0.55
	$0.070	7,500,000	3.0
$
	Exercisable
	$1.00	4,535,714	3.46
	$0.19	200,000	3.25
	$0.15	737,500	0.25
	$0.115	300,000	3.08
	$0.11	150,000	0.55
	$0.070	7,500,000	3.0

(12)

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

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for shared operating expenses. The balance due at September 30, 2014 is $90,387.

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

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references Worlds November 1995 provisional patent application and confirms Worlds 1995 priority date. A Markman hearing was held October 3, 2014 to address various aspects of the infringement suit claims and how the words in the 11 disputed “constructions” in the claims should be construed for jury consideration. The additional purpose is for the court to determine the meaning and intent of the language used in the claims. The court gave no indication of when it would issue the ruling.

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

(13)

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

During the nine months ended September 30, 2014, $424,375 of the convertible notes was converted into 3,128,592 shares of the Company’s common stock. $25,188 in convertible notes remain.

At September 30, 2014, the Company revalued the embedded derivative liability. For the period from December 31, 2013 to September 30, 2014, the Company decreased the derivative liability by $153,771 resulting in a derivative liability of $21,160 at September 30, 2014.

The fair value of the embedded derivative liability was calculated at September 30, 2014 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
9/30/14	$21,160	1.47	$0.18	$0.22	161%	0.0058

(14)

NOTE 10 POSSIBLE RESTATEMENT

We previously reported that in January 2014 we extended the term of 7.5 million stock options granted to our President and CEO, Thom Kidrin, from March 31, 2014 to March 31, 2016.  We have now learned that this disclosure was incorrect inasmuch as the approval of the extension was premised on the erroneous supposition that Mr. Kidrin’s options were only 18  month options and were expiring on March 31, 2014, when in fact they were five (5) year options expiring in September 2017.  The options in question were granted pursuant to the terms of Mr. Kidrin’s Employment Agreement dated as of August 30, 2012, which was filed as Exhibit 10.2 to our Annual Report on Form 10-K for the ended December 31, 2012, which clearly states that the options had a term of five (5) years.

We reported in the Form 10-K for the year ended December 31, 2012 and in subsequent periods that Mr. Kidrin’s options were for an eighteen-month period, which was predicated on the execution of an option agreement of similar term.We inadvertently executed two versions of an option agreement in March 2013, one having a five-year term and one having an eighteen month term without realizing that there were two versions. The five-year version was maintained in our files, but we erroneously provided only the eighteen-month version to our independent auditor and prepared our financial statements and disclosures based upon an eighteen-month option term for Mr. Kidrin. We continued to erroneously rely on the wrong document until September 2014.

Accordingly, to the extent that the Board extended the options in January 2014, such extension was premised upon a mistake of fact and the Board action was taken in error.  Indeed, because even the purported extension would, if effective, shorten the five year term of Mr. Kidrin’s options, such action would have been contrary to the Board’s intent.  However, in the Annual Report for 2012 and in each periodic report since that date, the options were erroneously described as 18 month options expiring in March 2014 and our two most recent quarterly reports reported the erroneous extension.  The disclosure came to light as we reviewed our disclosures as a result of the lawsuit described below, and located the March 2013 version of the option agreement.  Inasmuch as disclosing the options as 18 months versus five years did not impact in any way our assets or retained earnings, it had an impact of approximately 10% on our income statement, (an overstatement of net income by approximately $169,330 for 2012; no impact on net income for 2013; and an understatement of net income by approximately $1,119,860 for each of the first two quarters of 2014).  Management believes that this is non-cash book entry is not indicative in any way as to the health of the company.  However, in an abundance of caution, we are evaluating whether to restate our annual reports for 2012 and 2013 and all periodic reports commencing in 2013.  As required by this Item, upon learning of the erroneous disclosures (i.e. 18 month options vs. 5 year options and the now redundant extension), our executive officers brought the matter to the attention of our independent auditor.

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

(16)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2014 and 2013 were $0 and $0, respectively. Our net revenue for each of the nine months ended September 30, 2014 and 2013 were $0 and $0, respectively. The Company’s sources of revenue after the spin off are currently anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents.

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Revenue is $0 for the three months ended September 30, 2014 and 2013. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended September 30, 2014 and 2013.

Selling general and administrative (S, G & A) expenses increased by $39,127 from $66,775 to $105,902 for the three months ended September 30, 2013. Increase is due to the activity around the patent litigation and the correction of the option issuance error. Common stock issued for services rendered decreased by $2,723,399 to $0 for three months ended September 30, 2014 compared to $2,723,399 for the same period in 2013. The decrease is due to the Company converting the Series A and B convertible notes into 7 million shares and returning the face value of the notes to the investors and signing strategic business consulting, marketing and advice agreements during the three months ended September 30, 2013. Salaries and related increased by $1,006 to $48,125 from $47,119 for the three months ended September 30, 2014.

For the three months ended September 30, 2014, the company had a gain on change in fair value of derivative liability of $4,433 and interest expense of $43,966. For the three months ended September 30, 2013, the Company had a gain on change in fair value of derivative liability of $6,399 and interest expense of $53,558, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $193,560 for the three months ended September 30, 2014 compared to a loss of $2,884,452 in the three months ended September 30, 2013, a decreased loss of $2,690,892.

Revenue was $0 and $0 for the nine months ended September 30, 2014 and 2013. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2014 and 2013.

Selling general and administrative expenses decreased by $165,035, from $431,614 to $266,821 for the nine months ended September 30, 2014. Decrease is due to limited operations in 2014 where last year there was a greater overall level of activity surrounding the lawsuit and professional service fees and consultants with the activity around the strategic financing agreement.

Common stock issued for services rendered decreased by $2,880,007 to $75,908 in 2014 compared to $2,955,915 for 2013. Decrease is due to the Company converting the Series A and B convertible notes into 7 million shares and returning the face value of the notes to the investors, and signing strategic business consulting, marketing and advice agreements during 2013. Salaries and related decreased by $6,569 to $152,788 from $159,357 for the nine months ended September 30, 2014. The decrease is due to two additional employees last year who are no longer with the company, offset by an increase in the CEO’s salary based on the terms of his employment agreement.

For the nine months ended September 30, 2014, the company had a loss on change in fair value of derivative liability of $153,771 and interest expense of $342,925. For the nine months ended September 30, 2013, the Company had a gain on change in fair value of derivative liability of $456,929 and interest expense of $365,461, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing we had a net loss of $1,058,665 for the nine months ended September 30, 2014 compared to a loss of $3,454,231 in the nine months ended September 30, 2013.

(17)

Liquidity and Capital Resources

Our cash and cash equivalents were $41,178 at September 30, 2014. We raised an aggregate of $100,000 from issuing notes payable during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013 we raised an aggregate of $2,300,000 from issuing the convertible notes payable but then redeemed the Series A and B and returned $1,950,000; we raised $97,500 from a private placement of common stock; we raised $120,000 from the exercising of warrants for common stock; and we raised $11,000 from the exercise of options.

There were no capital expenditures in the nine months ended September 30, 2014.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2013 and 2014 financings were and are expected to be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

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

Item 4. Controls And Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(18)

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

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment hearing that allows the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (Activision). The MSJ hearing held October 17, 2013 addressed Activision's dispute of Worlds Inc.'s November 1995 patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references Worlds November 1995 provisional patent application and confirms Worlds 1995 priority date. A Markman hearing was held October 3, 2014 to address various aspects of the infringement suit claims and how the words in the 11 disputed “constructions” in the claims should be construed for jury consideration. The additional purpose is for the court to determine the meaning and intent of the language used in the claims. The court gave no indication of when it would issue the ruling.

On or about September 9, 2014, Hudson Bay IP Opportunities Master Fund L.P. (“Hudson Bay”) commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County, seeking preliminary and permanent injunctive relief, and damages based on the Company’s purported extension of Mr. Kidrin’s 7.5 million stock options for a two year period from March 2014 to March 2016. Hudson Bay contends that the purported extension of options constitutes a “dilutive issuance” of shares under a warrant issued to it by the Company. The Company has denied the substantive allegations of the complaint, and is vigorously contesting the lawsuit, including Hudson Bay’s motion for a preliminary injunction which is scheduled to be heard by the court on November 24, 2014. The Company has taken the position that the lawsuit is based on an error of fact – the purported extension of Mr. Kidrin’s stock options was done in error since his options do not expire prior to August 31, 2017 – and is in any event based on a misinterpretation of the parties’ contract.

On November 14, 2014, Hudson Bay filed an amended complaint adding Mr. Kidrin as a defendant, and adding actions for fraudulent inducement, and a declaratory judgment based on alleged subsequent dilutive issuances. The Company has until December 15 to respond to the amended complaint and intends to vigorously oppose the claims asserted therein.

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

(19)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 19, 2014

WORLDS INC.

By: /s/ Thomas Kidrin Thomas Kidrin President and CEO By: /s/ Christopher Ryan Christopher Ryan Chief Financial Officer

(20)

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