Form 10-K/A
period 2012-12-31
WORLDS INC
filed 2015-02-06
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No. 1

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

As of April 8, 2013, 83,938,071 shares of the Issuer's Common Stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original 10-K”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(1)

TABLE OF CONTENTS

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	11,100,000		$0.097	13,900,000
Stock option grants approved by stockholders	0	$	N/A	—
Total	11,100,000		$0.097	13,900,000

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

Other expenses include options expense of $914,600 for the year ended December 31, 2012 compared to option expense of $18,188 for the year ended December 31, 2011.   Increase is due to options being issued to the CEO to replace those that expired during the year.

As a result of the foregoing, we realized a net loss of $1,872,903 for the year ended December 31, 2012 compared to a loss of $1,694,640 in the year ended December 31, 2011, an increase in net losses of $178,263.

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

/ Bongiovanni & Associates, PA/

Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 12, 2013 except for Note 2 and Note 7,

for which the date is February 6, 2015

(11)

Worlds Inc.
Balance Sheets
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
	(Restated)
ASSETS:
Current Assets
Cash and cash equivalents	$95,069	$152,526
Due from related party	134,654	43,819
Prepaid expense	—	82,633
Total Current Assets	229,724	278,978

Patents	7,000	—

Total assets	$236,724	$278,978

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$798,808
Accrued expenses	1,953,934	1,866,172
Notes payable	773,279	773,279

Total Current Liabilities	3,525,121	3,438,259

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 79,813,071 and 74,862,146 at December 31, 2012 and 2011, respectively)	79,813	74,862
Common stock subscribed but not yet issued (1,500,000 and 525,000 at December 31, 2012 and 2011, respectively)	1,500	525
Subscription receivable	(10,000)	—
Additional paid in capital	26,788,926	25,231,804
Common stock-warrants	203,237	—
Deferred compensation	(12,500)	—
Accumulated deficit	(30,339,374)	(28,466,471)
Total stockholders deficit	(3,288,397)	(3,159,281)

Total Liabilities and stockholders' deficit	$236,724	$278,978

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements

(12)

Worlds Inc.
Statements of Operations
For the Years Ended December 31, 2012 and 2011

	For the Years Ended December 31,
	2012	2011
	(Restated)
Revenues
Revenue	$—	$199

Total Revenue	—	199

Cost and Expenses

Cost of Revenue		86,459

Gross Profit/(Loss)	—	(86,260)

Option Expense	914,600	18,188
Common Stock issued for services rendered	361,654	1,056,849
Selling, General & Admin.	355,761	333,249
Salaries	240,858	200,094

Operating loss	(1,872,903)	(1,694,640)

Other Income (Expense)
Interest Expense	—

Net (Loss)	$ (1,872,903)	$(1,694,640)

Weighted Average Loss per share	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding	76,792,137	69,984,791

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements

(13)

Worlds Inc.
Statement of Stockholders' Deficit For the Years Ended December 31, 2012 (Restated) and 2011

						Common	Common
						Shares	Stock				Total
			Additional			Subscribed	Subscribed				stockholders'
	Common stock	Common stock	Paid-in	Common stock	Subscription	but not	but not	Deferred		Accumulated	equity
	Shares	Amount	capital	Warrants	Receivable	Issued	Issued	compensation		Deficit	(deficit)

Balances, December 31, 2010	62,781,122	$62,780	$23,453,111	$—	$—	3,358,331	$3,358	$—		$(26,771,832)	$(3,252,582)
Conversion of debt to equity	309,741	310	72,065	—	—	—	—	—		—	72,375
Issuance of common stock for services rendered	5,348,619	5,349	1,088,133	—	—	500,000	500	—		—	1,093,982
Issuance of common stock for cash investment	4,333,331	4,333	149,000	—	—	(3,333,331)	(3,333)	—		—	150,000
Exercise of warrants	1,160,804	1,161	117,285	—	—	—	0	—		—	118,446
Exercise of stock options	928,529	929	57,071	—	—	—	—	—		—	58,000
Deferred revenue	—	—	276,950	—	—	—	—	—		—	276,950
Issuance of stock options	—	—	18,188	—	—	—	—	—		—	18,188
Net Loss for the year ended December 31, 2011	—	—	—	—	—	—	—	—		(1,694,640)	(1,694,640)
Balances, December 31, 2011	74,862,146	$74,862	$25,231,804			525,000	525	$—		$(28,466,471)	$(3,159,281)
Issuance of common stock for services rendered	3,100,925	3,101	371,609	—	—	(525,000)	(525)	(12,500)		—	361,684
Issuance of common stock for cash investment	1,700,000	1,700	466,800	—	(10,000)	1,500,000	1,500	—		—	460,000
Issuance of stock options	—	—	914,600	—	—	—	—	—		—	914,600
Exercise of stock options	150,000	150	7,350	—	—	—	—	—		—	7,500
Warrants issued with PPM	—		(203,237)	203,237	—	—	—	—		—	—
Net Loss for the year ended December 31, 2012	—	—	—	—	—	—	—	—		(1,872,903)	(1,872,903)
Balances, December 31, 2012	79,813,071	$79,813	$26,788,926	$203,237	$(10,000)	1,500,000	$1,500	$(12,500)	$	(30,339,374)	$(3,288,397)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements

(14)

Worlds Inc.
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
	(Restated)
Cash flows from operating activities:
Net (loss)	$(1,872,903)	$(1,694,640)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	—	759
Fair value of stock options issued	914,600	18,188
Common stock issued for services rendered	361,684	1,093,982
Prepaid expense	82,633	(10,258)
Accounts payable and accrued expenses	86,864	63,420
Due from related party	(90,835)	(43,819)
Net cash (used in) operating activities:	(517,958)	(572,368)

Cash flows from investing activities:
Patent	(7,000)	—
Net cash (used in) investing activities:	(7,000)	—

Cash flows from financing activities
Proceeds from issuance of common stock	460,000	150,000
Proceeds from exercise of warrants	—	118,446
Proceeds from exercise of options	7,500	58,000
Repayment of officer loan payable	—	(2,400)
Net cash provided by financing activities	467,500	324,046

Net increase/(decrease) in cash and cash equivalents	(57,458)	(248,322)

Cash and cash equivalents, beginning of year	152,526	400,848

Cash and cash equivalents, end of year	$95,069	$152,526

Non-cash financing activities

Common stock issued for payable	$—	$72,375
Deferred revenue	—	276,950
Prepayment of expenses through issuance of common stock	—	82,633

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

(16)

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

(17)

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

(18)

NOTE – 2 RESTATEMENT OF FINANCIAL STATEMENTS

The Company identified errors related to understatement of Option expense for the year ended December 31, 2012. The facts underlying the Company’s original conclusion is that 7.5 million stock options granted to President and CEO of the Company, Thom Kidrin, were only 18 month options and were expiring on March 31, 2014. In fact they were five (5) year options expiring in September 2017. Accordingly, all the financial statements for the year ended December 31, 2012 are restated. The Company did not find any understatement in option expenses for the comparative year ended December 31, 2011.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2012	Original	Adjustment	Restated

Additional paid in capital	$26,580,244	$208,682	$26,788,926

Accumulated deficit	$(30,130,692)	$(208,682)	$(30,339,374)

For the year ended December 31, 2012
Option expense	$705,918	$208,682	$914,600
Operating (loss)	$(1,664,221)	$(208,682)	$(1,872,903)
Net (loss)	$(1,664,221)	$(208,682)	$(1,872,903)

NOTE 3 - GOING CONCERN

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

NOTE 4 - PRIVATE PLACEMENTS OF EQUITY

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

(19)

NOTE 5 - NOTES PAYABLE

Short term notes payable at December 31, 2012 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2013	$773,279
2014	$-0-
2015	$-0-
2016	$-0-
2017	$-0-
$773,279

NOTE 6- PROPERTY AND EQUIPMENT

The detail composition of property and equipment at December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012	December 31, 2011
Computer equipment	$10,891	$10,891
Less: accumulated depreciation	10,891	10,891
Net book value	$-0-	$-0-

Depreciation expense recorded for the years ended December 31, 2012 and 2011 was $0 and $759, respectively.

NOTE 7 – STOCK OPTIONS

During the year ended December 31, 2012, the Company issued 8,000,000 stock options to directors and officers of the Company. 7,500,000 stock options were issued as part of the employment agreement with its President and CEO, Thom Kidrin. The stock option allows Thom Kidrin to purchase 7,500,000 shares of the Company’s common stock at $0.070 per share per each individual option. The options expire on September 30, 2017. The Company issued 300,000 stock options to Chris Ryan, the Company’s CFO. The stock option allows Chris Ryan to purchase 300,000 shares of the Company’s common stock at $0.115 per share per each individual option. The options expire on September 30, 2017. The Company issued 100,000 shares to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.115 per share per each individual option. The options expire on September 30, 2017. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

During the period ended December 31, 2012, the Company recorded an expense of $914,600 , equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.62% risk-free interest, 0% dividend yield, 279% volatility, and expected life of 5 years for Mr Kidrin’s options and 4.5 years for the remaining options.

No stock options were issued in the year ended December 31, 2011.

During the year ended December 31, 2011, 1,160,804 warrants were exercised and 928,529 stock options were exercised for cash proceeds of $118,446 and $58,000, respectively.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2012 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.35	212,500	1.00
$0.20	300,000	1.00
$0.15	1,537,500	2.00
$0.115	500,000	4.83
$0.11	150,000	2.30
$0.11	300,000	.30
$0.070	7,500,000	4.75
$0.05	600,000	.85

Exercisable
$0.35	212,500	1.00
$0.20	300,000	1.00
$0.15	1,537,500	2.00
$0.11	150,000	2.30
$0.11	300,000	.30
$0.070	7,500,000	4.75
$0.05	600,000	.85

(20)

NOTE 8 - INCOME TAXES

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $30,000,000   that expire in various years through the year 2025.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $11,700,000 less a valuation allowance in the amount of approximately $11,700,000 . Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $220,000 and $240,000 for the years ended December 31, 2012 and 2011, respectively.

The Company’s total deferred tax asset as of December 31, 2012 is as follows:

Net operating loss carry forwards	$11,700,000
Valuation allowance	(11,700,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the year ended December 31, 2012 and 2011 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

NOTE 9 - EMPLOYMENT AGREEMENTS (COMMITMENT)

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.070 per share, all of which vested on October 1, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

(21)

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

NOTE 11 - Subsequent Events

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

(22)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(23)

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

(24)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2012, and 2011, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods .

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)
Thomas Kidrin President and CEO	2012	$240,858	(3)	0	0	$861,324		0	$1,102,182	(3)
	2011	$192,308		0	0	0		0	$192,308
	2010	$115,385		0	0	0		0	$115,385
Chris Ryan, CFO	2012					$31,966			$31,966
	2011	0		0	0	0	0	0	0

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

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	7,500,000	0	0	0.070	09-30-2017

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

Employment Agreements

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.070 per share, all of which vested on October 1, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	7,500,000	0	0	$0.070	09-30-17
Christopher Ryan	0	300,000	0	$0.115	09-30-17

(23)
Table of Contents

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

(25)

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

(26)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2015                                                                                            WORLDS INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	February 6, 2015

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	February 6, 2015

/s/Bernard Stolar Bernard Stolar	Director	February 6, 2015

/s/Robert Fireman Robert Fireman	Director	February 6, 2015

(27)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (**)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced

** Filed herewith