Form 10-Q/A
period 2013-03-31
WORLDS INC
filed 2015-02-06
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (the “Original 10-Q”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options and investor warrants.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2013 and December 31, 2012
	Unaudited	Audited
	March 31, 2013	December 31, 2012
	(Restated)	(Restated)
ASSETS:
Current Assets
Cash and cash equivalents	$248,003	$95,069
Restricted cash and cash equivalents	1,950,000
Due from related party	236,774	134,654

Total Current Assets	2,434,777	229,724

Patents	7,000	7,000

Total assets	$2,441,777	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,884,550	1,953,934
Derivative liability	4,581,308	0
Notes payable	773,279	773,279
Convertible notes payable, net	21,918	0

Total Current Liabilities	8,058,963	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 83,238,071and 79,813,071 at March 31, 2013 and December 31, 2012, respectively)	83,238	79,813
Common stock subscribed but not yet issued (523,333 and 1,500,000 at March 31, 2013 and December 31, 2012, respectively)	523	1,500
Subscription receivable	0	(10,000)
Additional paid in capital	27,304,684	26,788,926
Common stock-warrants	132,831	203,237
Deferred compensation	(232,037)	(12,500)
Accumulated deficit	(32,906,426)	(30,339,374)
Total stockholders deficit	(5,617,185)	(3,288,398)

Total Liabilities and stockholders' deficit	$2,441,777	$236,723

See Notes to Condensed Financial Statements

(2)

Worlds Inc.
Statements of Operations
Three Months Ended March 31, 2013 and 2012
	Unaudited	Unaudited
	2013	2012
Revenues	(Restated)
Revenue	$-	$-

Total Revenue	-	-

Cost and Expenses

Cost of Revenue		—

Gross Profit/(Loss)	—	—

Common Stock issued for services renderred	62,263	207,035
Selling, General & Admin.	248,936	50,160
Salaries and related	47,026	48,315

Operating loss	(358,225)	(305,510)

Other Income (Expense)
Loss on change in fair value of derivative liability	(2,181,308)	—
Interest Expense	(27,518)	—

Net (Loss)	$(2,567,051)	$(305,510)

Weighted Average Loss per share	$(0.03)	$(0.00)
Weighted Average Common Shares Outstanding	81,832,238	75,071,122

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
	Unaudited	Unaudited
	2013	2012
	(Restated)
Cash flows from operating activities:
Net (loss)	$(2,567,051)	$(305,510)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for services renderred	62,263	207,035
Amortization of discount to note payable	21,918	—
Derivative expenses	3,007,846	—
Changes in fair value of derivative liabilities	(826,538)	—
Accounts payable and accrued expenses	(69,384)	9,100
Due from related party	(102,120)	(12,296)
Net cash (used in) operating activities:	(473,066)	(101,671)

Cash flows from investing activities:
Patent	—	(7,000)
Net cash (used in) investing activities:	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	97,500	250,000
Proceeds from exercise of warrants	78,500
Proceeds from issuance of note payable	2,400,000	—
Net cash provided by financing activities	2,576,000	250,000

Net increase/(decrease) in cash and cash equivalents	2,102,934	141,329

Cash and cash equivalents, beginning of year	95,069	152,526

Cash and cash equivalents, end of year	$2,198,003	$293,855

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

In addition, the Company identified errors related to understatement of derivative liabilities as of March 31, 2013, and loss on change in the fair value of the derivative liability for the three months ended March 31, 2013. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when 4,535,714 warrants were granted to the investors in connection with the strategic financing agreements entered into in March of 2013. In fact such warrants’ ratchet features triggered derivative liabilities of the Company.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of March 31, 2013

	Original	Adjustment	Restated

Derivative liability	$2,345,621	$2,235,687	$4,581,308

For the three months ended March 31, 2013

	Original	Adjustment	Restated

Gain (loss) on change in fair value of derivative liability	$54,379	$(2,235,687)	$(2,181,308)
Net (loss)	(331,364)	(2,235,687)	(2,567,051)
Weighted average loss per share	$0.00	$(0.03)	$(0.03)

Statement of Equity as of January 1, 2013

	Original	Adjustment	Restated

Additional paid in capital	$26,580,244	$208,682	$26,788,926
Accumulated deficit	$(30,130,692)	$(208,682)	$(30,339,374)

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

(6)

NOTE 5- NOTES PAYABLE

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. All of the Notes carry a 14% annual interest rate upon default and are payable on March 13, 2016. The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. These Notes are classified as a derivative liability and not a note payable, see Note 12 below.

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

NOTE 7 – STOCK OPTIONS

During the three months ended March 31, 2013, the Company issued 4,535,714 warrants as part of the senior secured convertible notes. Such warrants triggered derivative liabilities of the Company due to their ratchet features (see Note 12 below). No stock options were issued. During the three months ended March 31, 2013, 523,333 stock options were exercised for cash proceeds of $78,500.

During the three months ended March 31, 2012, no stock options or warrants were exercised.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2013 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.50	4,535,714	4.96
$0.35	212,500	0.75
$0.20	300,000	0.75
$0.15	1,014,167	1.75
$0.115	500,000	4.58
$0.11	150,000	2.05
$0.11	300,000.05
$0.070	7,500,000	4.50
$0.05	600,000.60
Exercisable
$0.50	4,535,714	4.96
$0.35	212,500	0.75
$0.20	300,000	0.75
$0.15	1,014,167	1.75
$0.11	150,000	2.05
$0.11	300,000.05
$0.070	7,500,000	4.50
$0.05	600,000.60

NOTE 8 - INCOME TAXES

At March 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $33,000,000   that expire in various years through the year 2026.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $12,870,000 less a valuation allowance in the amount of approximately $12,870,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,170,000 and $38,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of March 31, 2013 is as follows:

Net operating loss carry forwards	$12,870,000
Valuation allowance	(12,870,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2013 and 2012 is as follows:

Income tax computed at the federal statutory rate	34%
Income tax computed at the state statutory rate	5%
Valuation allowance	(39%)
Total deferred tax asset	0%

NOTE 9- COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.070 per share, all of which vested on October 1, 2012 ; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

The Company is committed to a consulting agreement with an unrelated business consultant. The contract is dated January 1, 2012, calls for monthly payments in the amounts of $5,000 for the 24 month term of the contract and expires on January 1, 2014

(7)

NOTE 10 - RELATED PARTY TRANSACTIONS

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

NOTE 11 - PATENTS

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

NOTE 12 – DERIVATIVE LIABILITIES

1)	Derivative liabilities due to variable conversion ratio

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

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount will be accreted from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Notes resulted in an initial debt discount of $2,400,000 and an initial loss on the valuation of derivative liabilities of $915,510 based on the initial fair value of the derivative liability of $3,315,510. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date		Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3	/20/13	$3,315,510	3.0	$0.326	$0.465	238%	0.0038

At March 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to March 31, 2013, the Company decreased the derivative liability of $3,315,510 by $597,887 resulting in a derivative liability of $2,717,623 at March 31, 2013.

The fair value of the embedded derivative liability was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$2,717,623	2.97	$0.352	234%	0.0036

The carrying value of the Notes was $21,918 as of March 31, 2013. The Company recorded interest expense related to this note of $5,600 and amortization of the debt discount in the amount of $21,198 during the period ended March 31, 2013.

2)	Derivative liabilities due to ratchet features of the warrants

During the three months ended March 31, 2013, the Company issued 4,535,714 warrants (the “Warrants”) as part of the senior secured convertible notes. Pursuant to the warrants agreements, if and whenever on or after the grant date of the Warrants, the Company issued or sold, or in accordance with the warrants agreements is deemed to have issued or sold, any shares of Common Stock (including the issuance or sale of shares of Common Stock owned or held by or for the account of the Company, but excluding any Excluded Securities issued or sold or deemed to have been issued or sold) for a consideration per share (the “New Issuance Price”) less than a price equal to the Exercise Price of the Warrants in effect immediately prior to such issue or sale or deemed issuance or sale (“Dilutive Issuance”), then immediately after such Dilutive Issuance, the Exercise Price then in effect shall be reduced to an amount equal to the New Issuance Price.

The Company has determined that the ratchet features of the Warrants represent an embedded derivative since the Warrants are exercisable into a variable number of shares upon exercise. Accordingly, the Warrants are not considered to be conventional warrants under EITF 00-19 and the embedded ratchet feature must be accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as derivative expenses. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The ratchet feature included in the Warrants resulted in an initial derivative expenses of $2,092,336 on the grant date based on the initial fair value of the derivative liability. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3/20/13	$2,092,336	5.0	$0.50	$0.465	238%	0.0038

At March 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to March 31, 2013, the Company decreased the derivative liability of $2,092,336 by $228,651 resulting in a derivative liability of $1,863,685 at March 31, 2013.

The fair value of the embedded derivative liability was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
$1,863,685	4.97	$0.50	234%	0.0036

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

For the three months ended March 31, 2013, the Company had a loss on change in fair value of derivative liability of $2,181,308 and interest expense of $27,518. The derivative liability are in connection with the issuance of the senior secured convertible notes of $2,400,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $2,567,051 for the three months ended March 31, 2013 compared to a net loss of $305,510 in the three months ended March 31, 2012.

Liquidity and Capital Resources

Our financial and liquidity position has improved substantially from the prior year period due primarily to the issuance of the convertible notes payable entered into on March 20, 2013. Our cash and cash equivalents were $248,003 and our restricted cash and cash equivalents were $1,950,000 at March 31, 2013. We raised an aggregate of $2,400,000 from issuing the convertible notes payable; we raised $97,500 from a private placement of common stock; and we raised $78,500 from the exercising of warrants for common stock in the three months ended March 31, 2013.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Date: February 6, 2015

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