Form 10-Q/A
period 2013-06-30
WORLDS INC
filed 2015-02-09
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (the “Original 10-Q”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options and investor warrants.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2013 and December 31, 2012

	Unaudited	Audited
	June 30, 2013	December 31, 2012
	(Restated)	(Restated)
ASSETS:
Current Assets
Cash and cash equivalents	$106,901	$95,069
Restricted cash and cash equivalents	1,951,430	—
Due from related party	256,995	134,654

Total Current Assets	2,315,326	229,724

Patents	7,000	7,000

Total assets	$2,322,326	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,977,459	1,953,934
Derivative liability	3,800,341	—
Notes payable	773,279	773,279
Convertible notes payable, net	221,370	—

Total Current Liabilities	7,570,357	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 85,152,677 and 79,813,071 at June 30, 2013 and December 31, 2012, respectively)	85,153	79,813
Common stock subscribed but not yet issued (100,000 and 1,500,000 at June 30, 2013 and December 31, 2012, respectively)	100	1,500
Subscription receivable	—	(10,000)
Additional paid in capital	27,603,804	26,788,926
Common stock-warrants	97,869	203,237
Deferred compensation	(274,934)	(12,500)
Accumulated deficit	(32,760,023)	(30,339,374)
Total stockholders deficit	(5,248,030)	(3,288,398)

Total Liabilities and stockholders' deficit	$2,322,326	$236,723

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Operations
Six and Three Months Ended June 30, 2013 and 2012

	Unaudited				Unaudited
	Six months ended June 30				Three months ended June 30
	2013		2012		2013		2012
	(Restated)				(Restated)
Revenues
Revenue		$—	$—		$—		$—

Total Revenue		—	—		—		—

Cost and Expenses		—	—		—		—

Cost of Revenue		—	—		—		—

Gross Profit/(Loss)		—	—		—		—

Common Stock issued for services renderred		232,516	234,036		170,253		27,001
Selling, General & Admin.		365,081	158,537		116,145		108,377
Salaries and related		112,238	128,841		65,212		80,526

Operating loss		(709,835)	(521,414)		(351,610)		(215,904)

Other Income (Expense)
(Loss) on on change in fair value of derivative liability		(1,400,341)	—		780,967		—
Interest Expense		(311,903)	—		(284,385)		—
Interest Income		1,430	—		1,430		—
Net (Loss)	$	(2,420,649)	$(521,414)		$146 ,402		$(215,904)

Weighted Average Loss per share	$	(0.03)	$(0.01)	$	*	$	*
Weighted Average Common Shares Outstanding		82,841,277	75,720,479		83,839,228		76,505,325

See Notes to Condensed Financial Statements
* Less than $0.01 per share

(4)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012

	Unaudited	Unaudited
	2013	2012
	(Restated)
Cash flows from operating activities:
Net (loss)	$ (2,420,649)	$(521,414)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for services rendered	232,516	234,036
Amortization of discount to note payable	221,370	—
Derivative expenses	3,007,846	—
Changes in fair value of derivative liabilities	(1,607,506)	—
Accounts payable and accrued expenses	23,525	(34,578)
Due from related party	(122,341)	(12,054)
Net cash (used in) operating activities:	(665,239)	(334,010)

Cash flows from investing activities:
Patent	—	(7,000)
Net cash (used in) investing activities:	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	97,500	250,000
Proceeds from exercise of warrants	131,000
Proceeds from issuance of note payable	2,400,000	—
Net cash provided by financing activities	2,628,500	250,000

Net increase/(decrease) in cash and cash equivalents	1,963,261	(91,010)

Cash and cash equivalents, including restricted, beginning of year	95,069	152,526

Cash and cash equivalents, including restricted, end of year	$2,058,331	$61,516

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2012 and 2011 thereto contained in the Company’s Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2012.

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

In addition, the Company identified errors related to understatement of derivative liabilities as of June 30, 2013, and loss on change in the fair value of the derivative liability for the three and six months ended June 30, 2013. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when 4,535,714 warrants were granted to the investors in connection with the strategic financing agreements entered into in March of 2013. In fact such warrants’ ratchet features triggered derivative liabilities of the Company.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of June 30, 2013

	Original	Adjustment	Restated

Derivative liability	$1,949,470	$1,850,871	$3,800,341

For the six months ended June 30, 2013

	Original	Adjustment	Restated

Gain (loss) on change in fair value of derivative liability	$450,530	$(1,850,871)	$(1,400,341)
Net (loss)	(569,778)	(1,850,871)	(2,420,649)
Weighted average loss per share	$(0.01)	$(0.02)	$(0.03)

For the three months ended June 30, 2013

	Original	Adjustment	Restated

Gain on change in fair value of derivative liability	$396,151	$384,816	$780,967
Net (loss) income	(238,414)	384,816	146,402

Statement of Equity as of January 1, 2013

	Original	Adjustment	Restated

Additional paid in capital	$26,580,244	$208,682	$26,788,926
Accumulated deficit	$(30,130,692)	$(208,682)	$(30,339,374)

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

NOTE 5 - NOTES PAYABLE

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
$773,279

(8)

NOTE 6 – STOCK OPTIONS

During the six months ended June 30, 2013, the Company issued 4,535,714 warrants as part of the offering of the senior secured convertible notes. Such warrants triggered derivative liabilities of the Company due to their ratchet features (see Note 11 below). During the six months ended June 30, 2013, 800,000 warrants were exercised for cash proceeds of $120,000. During the six months ended June 30, 2013, 100,000 stock options were exercised for cash proceeds of $11,000. During the six months ended June 30, 2013, 900,000 stock options were exercised through a cashless exercise of options resulting in the issuance of 639,606 shares of common stock.

During the six months ended June 30, 2012, no stock options or warrants were exercised.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2013 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$0.50	4,535,714	4.71
	$0.35	212,500	0.50
	$0.20	100,000	0.50
	$0.19	200,000	4.50
	$0.15	737,500	1.50
	$0.115	300,000	4.33
	$0.11	150,000	1.80
	$0.070	7,500,000	4.25
$
	Exercisable
	$0.50	4,535,714	4.71
	$0.35	212,500	0.50
	$0.20	100,000	0.50
	$0.15	737,500	1.50
	$0.115	300,000	4.33
	$0.11	150,000	1.80
	$0.070	7,500,000	4.25

(9)

NOTE 7 - INCOME TAXES

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

The Company’s deferred tax asset at June 30, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $12,870,000 less a valuation allowance in the amount of approximately $12,870,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,170,000 and $200,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount will be accreted from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Notes resulted in an initial debt discount of $2,400,000 and an initial loss on the valuation of derivative liabilities of $915,510 based on the initial fair value of the derivative liability of $3,315,510 . The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3/20/13	$3,315,510	3.0	$0.326	$0.465	238%	0.0038

At June 30, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to June 30, 2013, the Company decreased the derivative liability of $3,315,510 by $998,875 resulting in a derivative liability of $2,316,636 at June 30, 2013.

The fair value of the embedded derivative liability was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$2,316,636	2.72	$0.328	247%	0.0036

The carrying value of the Notes was $221,370 as of June 30, 2013. The Company recorded interest expense related to this note of $90,533 and amortization of the debt discount in the amount of $221,370 during the period ended June 30, 2013.

2)	Derivative liabilities due to ratchet features of the warrants

On March 20, 2013, the Company issued 4,535,714 warrants (the “Warrants”) as part of the senior secured convertible notes. Pursuant to the warrants agreements, if and whenever on or after the grant date of the Warrants, the Company issued or sold, or in accordance with the warrants agreements is deemed to have issued or sold, any shares of Common Stock (including the issuance or sale of shares of Common Stock owned or held by or for the account of the Company, but excluding any Excluded Securities issued or sold or deemed to have been issued or sold) for a consideration per share (the “New Issuance Price”) less than a price equal to the Exercise Price of the Warrants in effect immediately prior to such issue or sale or deemed issuance or sale (“Dilutive Issuance”), then immediately after such Dilutive Issuance, the Exercise Price then in effect shall be reduced to an amount equal to the New Issuance Price.

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

At June 30, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to June 30, 2013, the Company decreased the derivative liability of $2,092,336 by $608,631 resulting in a derivative liability of $1,483,705 at June 30, 2013.

The fair value of the embedded derivative liability was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
$1,483,705	4.72	$0.50	247%	0.0036

NOTE 12 - SUBSEQUENT EVENT

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

For the three months ended June 30, 2013, the Company had a gain on change in fair value of derivative liability of $780,967 and interest expense of $284,385, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net income of $146,402 for the three months ended June 30, 2013 compared to a loss of $215,904 in the three months ended June 30, 2012, a decrease loss of $362,306.

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

For the six months ended June 30, 2013, the Company had a loss on change in fair value of derivative liability of $1,400,341 and interest expense of $311,903. The derivative liability are in connection with the issuance of the senior secured convertible notes of $2,400,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing we had a net loss of $2,420,649 for the six months ended June 30, 2013 compared to a loss of $521,414 in the six months ended June 30, 2012.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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