Form 10-Q/A
period 2013-09-30
WORLDS INC
filed 2015-02-09
CIK 1961

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (the “Original 10-Q”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options and investor warrants.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Worlds Inc.
Balance Sheets
September 30, 2013 and December 31, 2012
	Unaudited	Audited
	Sept. 30, 2013	December 31, 2012
ASSETS:	( Restated )	( Restated )
Current Assets
Cash and cash equivalents	$63,836	$95,069
Due from related party	266,196	134,654
Total Current Assets	330,032	229,724

Patents	7,000	7,000

Total assets	$337,032	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,949,651	1,953,934
Derivative liability	1,401,841	—
Notes payable	773,279	773,279
Convertible notes payable, net	79,726	—
Total Current Liabilities	5,002,405	3,525,121

Long Term Liabilities
Promissory note payable	50,000	—
Total Current Liabilities	5,052,405	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 92,928,477 and 79,813,071 at September 30, 2013 and December 31, 2012, respectively)	92,929	79,813
Common stock subscribed but not yet issued (0 and 1,500,000 at September 30, 2013 and December 31, 2012, respectively)	—	1,500
Subscription receivable	—	(10,000)
Additional paid in capital	30,091,015	26,788,726
Common stock-warrants	97,869	203,237
Deferred compensation	(160,867)	(12,500)
Accumulated deficit	(34,836,319)	(30,339,374)
Total stockholders deficit	(4,715,373)	(3,288,398)

Total Liabilities and stockholders' deficit	$337,032	$236,723

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Operations
Nine and Three Months Ended September 30, 2013 and 2012

	Unaudited Nine months ended Sept. 30		Unaudited Three months ended Sept. 30
	2013	2012	2013		2012
	( Restated )		( Restated )
Revenues

Revenue	$—	$—	$—		$—

Total Revenue	—	—	—		—

Cost and Expenses

Cost of Revenue		—			—

Gross Profit/(Loss)	—	—	—		—

Option Expense
Common Stock issued for services renderred	2,955,915	299,333	2,723,399		65,297
Selling, General & Admin.	431,856	211,614	66,775		53,077
Salaries and related	159,357	197,108	47,119		68,267
Operating loss	(3,547,128)	(708,055)	(2,837,293)		(186,641)

Other Income (Expense)
Gain on change in fair value of derivative liability	(585,785)	—	814,556		—
Interest Expense	(365,462)	—	(53,558)		—
Interest Income	1,430	—	—		—
Net (Loss)	$(4,496,944)	$(708,055)	$(2,076,295)		$(186,641)

Weighted Average Loss per share	$ (0.05)	$(0.01)	$ (0.02)	$	*
Weighted Average Common Shares Outstanding	84,998,810	76,194,707	89,243,523		77,132,854

* - less than $0.01

See Notes to Condensed Financial Statements

(4)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
	Unaudited	Unaudited
	2013	2012
	( Restated )
Cash flows from operating activities:
Net (loss)	$(4,496,944)	$(708,055)
Adjustments to reconcile net loss to net cash (used in) operating activities
Common stock issued for services renderred	2,955,915	299,333
Amortization of discount to note payable	259,178	—
Derivative expenses	3,007,846	—
Changes in fair value of derivative liabilities	(2,422,061)	—
Accounts payable and accrued expenses	(69,275)	33,571
Due from related party	(131,542)	(21,970)
Net cash (used in) operating activities:	(758,334)	(397,121)

Cash flows from investing activities:
Patent	—	(7,000)
Net cash (used in) investing activities:	—	(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock	97,500	250,000
Proceeds from exercise of options	—	7,500
Proceeds from exercise of warrants	131,000	—
Proceeds from promissory note	50,000	—
Proceeds from issuance of note payable	2,400,000	—
Redemption of notes payable	(1,951,400)	—
Net cash provided by financing activities	727,100	257,500

Net increase/(decrease) in cash and cash equivalents	(31,234)	(146,621)

Cash and cash equivalents, including restricted, beginning of year	95,069	152,526

Cash and cash equivalents, including restricted, end of period	$63,836	$5,905

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2012 and 2011 thereto contained in the Company’s Annual Report on Form 10-K/ A, Amendment No. 1 for the year ended December 31, 2012.

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

Notes Payable

The Company has $823,279 in short term notes outstanding at September 30, 2013.

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

In addition, the Company identified errors related to understatement of derivative liabilities as of September 30, 2013, and loss on change in the fair value of the derivative liability for the three and nine months ended September 30, 2013. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when 4,535,714 warrants were granted to the investors in connection with the strategic financing agreements entered into in March of 2013. In fact such warrants’ ratchet features triggered derivative liabilities of the Company.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of September 30, 2013

	Original	Adjustment	Restated

Derivative liability	$ 359,127	$ 1,042,714	$ 1,401,841

For the nine months ended September 30, 2013

	Original	Adjustment	Restated

Gain (loss) on change in fair value of derivative liability	$ 456,929	$ (1,042,714)	$ (585,785)
Net (loss)	(3,454,230)	(1,042,714)	(4,496,944)
Weighted average loss per share	$ (0.04)	$ (0.01)	$ (0.05)

For the three months ended June 30, 2013

	Original	Adjustment	Restated

Gain on change in fair value of derivative liability	$ 6,399	$ 808,157	$ 814,556
Net (loss)	(2,884,452)	808,157	(2,076,295)
Weighted average loss per share	$ (0.03)	$ 0.01	$ (0.02)

Statement of Equity as of January 1, 2013

	Original	Adjustment	Restated

Additional paid in capital	$ 26,580,244	$ 208,682	$ 26,788,926
Accumulated deficit	$ (30,130,692)	$ (208,682)	$(30,339,374)

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
$823,279

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

(8)

NOTE 6 - STOCK OPTIONS

During the nine months ended September 30, 2013, the Company issued 4,535,714 warrants as part of the offering of the senior secured convertible notes. Such warrants triggered derivative liabilities of the Company due to their ratchet features (see Note 11 below) . During the nine months ended September 30, 2013, 800,000 warrants were exercised for cash proceeds of $120,000. During the nine months ended September 30, 2013, 100,000 stock options were exercised for cash proceeds of $11,000. During the nine months ended September 30, 2013, 900,000 stock options were exercised through a cashless exercise of options resulting in the issuance of 639,606 shares of common stock.

During the nine months ended September 30, 2012, stock options representing 150,000 shares at $0.05 per share were exercised. No warrants were exercised.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2013 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	4.46
	$0.35	212,500	0.25
	$0.20	100,000	0.25
	$0.19	200,000	4.25
	$0.15	737,500	1.25
	$0.115	300,000	4.08
	$0.11	150,000	1.55
	$0.070	7,500,000	4.00
$
	Exercisable
	$1.00	4,535,714	4.46
	$0.35	212,500	0.25
	$0.20	100,000	0.25
	$0.15	737,500	1.25
	$0.115	300,000	4.08
	$0.11	150,000	1.55
	$0.070	7,500,000	4.00

(9)

NOTE 7 - INCOME TAXE S

At September 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $35,000,000 that expire in various years through the year 2026.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended September 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $13,650,000 less a valuation allowance in the amount of approximately $13,650,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,950,000 and $200,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of September 30, 2013 is as follows:

Net operating loss carry forwards	$13,650,000
Valuation allowance	(13,650,000)

Net deferred tax asset	$—

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

NOTE 10 - PATENTS

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

The Company has determined that the conversion feature of the Note represent an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Note. Such discount will be accreted from the grant date to the maturity date of the Note. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Note resulted in an initial debt discount of $450,000 and an initial loss on the valuation of derivative liabilities of $171,658 based on the initial fair value of the derivative liability of $621,658. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3/20/13	$621,658	3.0	$0.326	$0.465	238%	0.0038

At September 30, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to September 30, 2013, the Company decreased the derivative liability of $621,658 by $190,541 resulting in a derivative liability of $431,117 at September 30, 2013.

The fair value of the embedded derivative liability was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$431,117	2.47	$0.213	212%	0.0063

The carrying value of the Notes was $431,117 as of September 30, 2013. The Company recorded interest expense related to this note of $33,658 and amortization of the debt discount in the amount of $80,137 during the period ended September 30, 2013.

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

At September 30, 2013, the Company revalued the embedded derivative liability, based on the new exercise price of $1.00 per share pursuant to the Amendment and Exchange Agreements entered into on July 15, 2013. For the period from the grant date to September 30, 2013, the Company decreased the derivative liability of $2,092,336 by $1,121,612 resulting in a derivative liability of $970,724 at September 30, 2013.

The fair value of the embedded derivative liability was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
$970,724	4.47	$1.00	212%	0.0139

NOTE 12 - SUBSEQUENT EVENT

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

For the three months ended September 30, 2013, the Company had a gain on change in fair value of derivative liability of $814,556 and interest expense of $53,558, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $2,076,295 for the three months ended September 30, 2013 compared to a loss of $186,641 in the three months ended September 30, 2012, an increased loss of $1,889,654 .

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

For the nine months ended September 30, 2013, the Company had a loss on change in fair value of derivative liability of $585,785 and interest expense of $365,462. The derivative liability are in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing we had a net loss of $4,496,944 for the nine months ended September 30, 2013 compared to a loss of $708,055 in the nine months ended September 30, 2012.

(14)

Liquidity and Capital Resources

Our cash and cash equivalents were $63,836 at September 30, 2013. We raised an aggregate of $2,400,000 from issuing the convertible notes payable but then redeemed the Series A and B and returned $1,950,000; we raised $97,500 from a private placement of common stock; we raised $120,000 from the exercising of warrants for common stock; and we raised $11,000 from the exercise of options in the nine months ended September 30, 2013.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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