Form 10-K/A
period 2013-12-31
WORLDS INC
filed 2015-02-09
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No. 2

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer   ☒ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No  ☒

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

As of March 14, 2014, 93,209,823 shares of the Issuer's Common Stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original 10-K”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options and investor warrants.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

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

Other expenses include options expense of $34,691 for the year ended December 31, 2013 compared to option expense of $914,600 for the year ended December 31, 2012.  Decrease is due to new options being issued to the CEO to replace those that expired during 2012.

For the year ended December 31, 2013, the Company had a loss on change in fair value of derivative liability of $371,545 and interest expense of $546,790. The derivative liability are in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $4,886,510 for the year ended December 31, 2013 compared to a loss of $1,872,903 in the year ended December 31, 2012, an increase in net losses of $3,013,607.

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

/ Bongiovanni & Associates, P.A./

Bongiovanni & Associates, P.A.

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 1, 2014,

except for Note 2, Note 6 and Note 11 for which the date is February 6, 2015

(13)

Worlds Inc.
Balance Sheets
December 31, 2013 and 2012

	December 31, 2013 (Restated)	December 31, 2012 ( Restated )
ASSETS:
Current Assets
Cash and cash equivalents	$22,132	$95,069
Due from related party	295,912	134,654
Promissory note	3,000	—

Total Current Assets	321,044	229,724

Patents	7,000	7,000

Total assets	$328,044	$236,724

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,986,726	1,953,934
Derivative liability	1,187,600	—
Notes payable	773,279	773,279
Notes Payables	225,000	—
Convertible notes payable, net	117,534	—

Total Current Liabilities	5,088,047	3,525,121

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 93,209,823 and 79,813,071 at December 31, 2013 and December 31, 2012, respectively)	93,210	79,813
Common stock subscribed but not yet issued (0 and 1,500,000 at December 31, 2013 and December 31, 2012, respectively)	—	1,500
Subscription receivable	—	(10,000)
Additional paid in capital	30,287,412	26,788,926
Common stock-warrants	97,869	203,237
Deferred compensation	(12,609)	(12,500)
Accumulated deficit	(35,225,884)	(30,339,374)
Total stockholders deficit	(4,760,002)	(3,288,398)

Total Liabilities and stockholders' deficit	$328,044	$236,724

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(14)

Worlds Inc.
Statements of Operations
For the Years Ended December 30, 2013 and 2012

	For the Years Ended December 31,
	2013 ( Restated)		2012 ( Restated )
Revenues
Revenue		—		$—

Total Revenue		—		—

Cost and Expenses

Cost of Revenue				—

Gross Profit/(Loss)		—		—

Option Expense		34,691		914,600
Common Stock issued for services renderred		3,151,714		361,685
Selling, General & Admin.		597,818		355,761
Salaries and related		185,382		240,858

Operating loss		(3,969,606)		(1,872,903)

Other Income (Expense)
Gain on change in fair value of derivative liability		(371,545)		—
Interest Expense		(546,790)		—
Interest Income		1,430
Net (Loss)		(4,886,510)	$	(1,872,903)

Weighted Average Loss per share	$	(0.06)		$(0.02)
Weighted Average Common Shares Outstanding		87,029,777		76,792,137

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(15)

Worlds Inc.
Statements of Cash Flows
Years Ended December 31, 2013 and 2012
	For the Years Ended December 31,
	2013 ( Restated )		2012 ( Restated )
Cash flows from operating activities:
Net (loss)	$	(4,886,510)	$	(1,872,903)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued		34,691		914,600
Common stock issued for services renderred		3,151,714		361,684
Amortization of discount to note payable		308,588		—
Changes in fair value of derivative liabilities		371,545		—
Prepaid expense		—		82,633
Accounts payable and accrued expenses		82,792		86,864
Promisoory note		(3,000)
Due from related party		(161,258)		(90,835)
Net cash (used in) operating activities:		(1,101,438)		(517,957)

Cash flows from investing activities:
Patent		—		(7,000)
Net cash (used in) investing activities:		—		(7,000)

Cash flows from financing activities
Proceeds from issuance of common stock		97,500		460,000
Proceeds from exercise of options		11,000		7,500
Proceeds from exercise of warrants		120,000
Proceeds from notes payable		175,000
Proceeds from issuance of convertible note payable		2,400,000		—
Redemption of convertible notes payable		(1,950,000)
Proceeds from issuance of note payable		175,000
Net cash provided by financing activities		1,028,500		467,500

Net increase/(decrease) in cash and cash equivalents		(72,938)		(57,457)

Cash and cash equivalents, including restricted, beginning of year		95,069		152,526

Cash and cash equivalents, including restricted, end of period		$22,132		$95,069

Non-cash financing activities
Payment of expenses through issuance of note payable		$50,000		$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$—		$—
Income taxes		$—		$—

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(16)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2012 ( Restated )

	Common stock Shares	Common stock Amount	Additional Paid-in capital	Common stock Warrants	Subscription Receivable	Common Shares Subscribed but not Issued	Common Stock Subscribed but not Issued	Deferred compensation		Accumulated Deficit		Total stockholders' equity (deficit)

Balances, December 31, 2011	74,862,146	$74,862	$25,231,804	$—	$—	525,000	$525	$—		$(28,466,471)		$(3,159,281)
Issuance of common stock for services rendered	3,100,925	3,101	371,609	—	—	(525,000)	(525)	(12,500)		—		361,684
Issuance of common stock for cash investment	1,700,000	1,700	466,800	—	(10,000)	1,500,000	1,500	—		—		460,000
Issuance of stock options	—	—	914,600	—	—	—	—	—		—		705,918
Exercise of stock options	150,000	150	7,350	—	—	—	—	—		—		7,500
Warrants issued with PPM	—		(203,237)	203,237	—	—	—	—		—		—
Net Loss for the year ended December 31, 2012	—	—	—	—	—	—	—	—		(1,872,903)		(1,872,903)
Balances, December 31, 2012	79,813,071	79,813	26,788,926	203,237	(10,000)	1,500,000	1,500	(12,500)		(30,339,398)		(3,288,397)
Issuance of common stock for services rendered	9,482,146	9,482	3,142,341	—	—	—	—	(109)		—		3,151,714
Issuance of common stock for cash investment	2,375,000	2,375	86,625	—	10,000	(1,500,000)	(1,500)	—		—		97,500
Issuance of stock options	—	—	34,691	—	—	—	—	—		—		34,691
Exercise of stock options	100,000	100	10,900	—	—	—	—	—		—		11,000
Cashless exercise of sock options	639,606	640	(640)	—	—	—	—	—		—		—
Exercise of warrants	800,000	800	224,568	(105,368)	—	—	—	—		—		120,000
Warrants issued with PPM	—	—	—	—	—	—	—	—		—		—
Net Loss for the year ended December 31, 2013	—	—	—	—	—	—	—	—		(4,886,510)		(4,886,510)
Balances, December 31, 2013	93,209,823	$93,210	$30,287,412	$97,869	$—	$—	$—	$(12,609)	$	(35,225,884)	$	(4,760,002)

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

In addition, the Company identified errors related to understatement of derivative liabilities as of December 31, 2013, and loss on change in the fair value of the derivative liability for the year ended December 31, 2013. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when 4,535,714 warrants were granted to the investors in connection with the strategic financing agreements entered into in March of 2013. In fact such warrants’ ratchet features triggered derivative liabilities of the Company.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of December 31, 2013

	Original	Adjustment	Restated

Derivative liability	$429,296	$758,304	$1,187,600

For the year ended December 31, 2013

	Original	Adjustment	Restated

Gain (loss) on change in fair value of derivative liability	$386,759	$(758,304)	$(371,545)
Net (loss)	(4,128,206)	(758,304)	(4,886,510)
Weighted average loss per share	$(0.05)	$(0.01)	$(0.06)

Statement of Equity as of January 1, 2013

	Original	Adjustment	Restated

Additional paid in capital	$26,580,244	$208,682	$26,788,926
Accumulated deficit	$(30,130,692)	$(208,682)	$(30,339,374)

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

NOTE 6 – STOCK OPTIONS

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

During the year ended December 31, 2012, the Company issued 8,000,000 stock options to directors and officers of the Company. 7,500,000 stock options were issued as part of the employment agreement with its President and CEO, Thom Kidrin. The stock option allows Mr. Kidrin to purchase 7,500,000 shares of the Company’s common stock at $0.070 per share per each individual option. The options were to expire on September 30, 2017. The Company issued 300,000 stock options to Chris Ryan, the Company’s CFO. The stock option allows Mr. Ryan to purchase 300,000 shares of the Company’s common stock at $0.115 per share per each individual option. The options expire on September 30, 2017. The Company issued 100,000 shares to each of the Company’s directors, Bernard Stolar and Robert Fireman. The stock options allow each director to purchase 100,000 shares of the Company’s common stock at $0.115 per share per each individual option. The options expire on September 30, 2017. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options.

During the year ended December 31, 2013, the Company recorded an option expense of $34,691, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.76% risk-free interest, 0% dividend yield, 232% volatility, and expected life of 5 years. For the year ended December 31, 2012, the Company recorded an expense of $914,600 , equal to the estimated fair value of the options at the date of grants.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2013 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	4.21
	$0.19	200,000	4.00
	$0.15	737,500	1.00
	$0.115	300,000	3.83
	$0.11	150,000	1.30
	$0.070	7,500,000	3.75
$
	Exercisable
	$1.00	4,535,714	4.21
	$0.19	200,000	4.00
	$0.15	737,500	1.00
	$0.115	300,000	3.83
	$0.11	150,000	1.30
	$0.070	7,500,000	3.75

(23)

NOTE 7 - INCOME TAXES

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $35,000,000   that expire in various years through the year 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $13,650,000 less a valuation allowance in the amount of approximately $13,650,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,950,000 and $220,000 for the years ended December 31, 2013 and 2012, respectively.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $ 0.070 per share, all of which vested on October 1 , 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

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

NOTE 10 - PATENTS

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

At December 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2013, the Company decreased the derivative liability of $621,658 by $106,775 resulting in a derivative liability of $514,883 at December 31, 2013.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
12/31/13	$514,883	2.22	$0.126	$0.15	275%	0.0078

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

At December 31, 2013, the Company revalued the embedded derivative liability, based on the new exercise price of $1.00 per share pursuant to the Amendment and Exchange Agreements entered into on July 15, 2013. For the period from the grant date to December 31, 2013, the Company decreased the derivative liability of $2,092,336 by $1,419,619 resulting in a derivative liability of $672,717 at December 31, 2013.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
$672,717	4.22	$1.00	275%	0.0175

NOTE 12 - SUBSEQUENT EVENT

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Robert Fireman became a director on September 11, 2007 and is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

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

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2013	$185,382	(3)						$185,382	(3)
	2012	$240,858				$861,324			$1,102,182

Chris Ryan, CFO	2013				$38,437				$38,437
	2012					$31,966			$31,966

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

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	7,500,000	0	0	$0.070	09-30-1 7

Christopher Ryan	300,000	0	0	$0.115	09-30-17

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

(29)

Employment Agreements

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $ 0.070 per share, all of which vested on October 1, 2012 ; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	7,500,000	0	0	$0.070	09-30-17
Christopher Ryan	300,000	0	0	$0.115	09-30-17

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

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	February 6, 2015

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	February 6, 2015

/s/ Bernard Stolar Bernard Stolar	Director	February 6, 2015

/s/ Robert Fireman Robert Fireman	Director	February 6, 2015

/s/ Edward Gildea Edward Gildea	Director	February 6, 2015

(33)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced

** Filed herewith