Form 10-Q/A
period 2014-03-31
WORLDS INC
filed 2015-02-09
CIK 1961

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Original 10-Q”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options and investor warrants.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2014 and December 31, 2013

	Unaudited	Audited
	March 31, 2014	December 31, 2013
	(Restated)	(Restated)
ASSETS:
Current Assets
Cash and cash equivalents	$57,666	$22,132
Due from related party	287,050	295,912
Promissory note	3,000	3,000

Total Current Assets	347,716	321,044

Patents	7,000	7,000

Total assets	$354,716	$328,044

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,055,933	1,986,726
Derivative liability	775,199	1,187,600
Notes payable	773,279	773,279
Notes payables	325,000	225,000
Convertible notes payable, net	136,043	117,534

Total Current Liabilities	4,863,362	5,088,047

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 95,004,838 and 93,209,823 as of March 31, 2014 and December 31, 2013, respectively)	95,005	93,210
Additional paid in capital	30,914,310	30,287,412
Common stock-warrants	97,869	97,869
Deferred compensation	—	(12,609)
Accumulated deficit	(35,615,828)	(35,225,884)
Total stockholders deficit	(4,508,644)	(4,760,003)

Total Liabilities and stockholders' deficit	$354,716	$328,044

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
Three Months Ended March 31, 2014 and 2013
		Unaudited		Unaudited
		3/31/2014		3/31/2013
		(Restated)		(Restated)
Revenues
Revenue		$—		$—

Total Revenue		—		—

Cost and Expenses

Cost of Revenue		—		—

Gross Profit/(Loss)		—		—

Option Expense		66,451		—
Common Stock issued for services renderred		36,608		62,263
Selling, General & Admin.		89,535		248,936
Salaries and related		49,038		47,026

Operating loss		(241,632)		(358,225)

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability		98,534		(2,181,308)
Interest Expense		(246,846)		(27,518)
Net (Loss)	$	(389,944)	$	(2,567,051)

Weighted Average Loss per share	$	**		(0.03)
Weighted Average Common Shares Outstanding		94,052,429		81,832,238

** Less than 0.01
The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
	Unaudited	Unaudited
	3/31/2014 (Restated)	3/31/2013 (Restated)
Cash flows from operating activities:
Net (loss)	$ (389,944)	$(331,364)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	66,451	—
Common stock issued for services renderred	36,608	62,263
Amortization of discount to note payable	242,884	21,918
Derivative expenses	—	3,007,846
Changes in fair value of derivative liabilities	(98,534)	(826,538)
Prepaid expense	—	—
Accounts payable and accrued expenses	69,207	(69,384)
Due from related party	8,862	(102,120)
Net cash (used in) operating activities:	(64,466)	(473,066)

Cash flows from financing activities
Proceeds from issuance of common stock	—	97,500
Proceeds from exercise of warrants	—	78,500
Proceeds from issuance of convertible note payable	—	2,400,000
Proceeds from issuance of note payable	100,000	—
Net cash provided by financing activities	100,000	2,576,000

Net increase/(decrease) in cash and cash equivalents	35,534	2,102,934

Cash and cash equivalents, including restricted, beginning of year	22,132	95,069

Cash and cash equivalents, including restricted, end of period	$57,666	$2,198,003

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

(7)

NOTE – 2 RESTATEMENT OF FINANCIAL STATEMENTS

The Company identified errors related to understatement of option expense for the year ended December 31, 2012. The facts underlying the Company’s original conclusion is that 7.5 million stock options granted to President and CEO of the Company, Thom Kidrin, were only 18 month options and were expiring on March 31, 2014. Such 7.5 million stock options were additionally extended for 2 years with new expiration date on March 31, 2016. In fact they were five (5) year options expiring in September 2017 and no extension was granted. Accordingly, all the financial statements for the year ended December 31, 2012 and for the three months ended March 31, 2014 are restated.

In addition, the Company identified errors related to understatement of derivative liabilities as of March 31, 2014, and loss on change in the fair value of the derivative liability for the three months ended March 31, 2014. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when 4,535,714 warrants were granted to the investors in connection with the strategic financing agreements entered into in March of 2013. In fact such warrants’ ratchet features triggered derivative liabilities of the Company.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of March 31, 2014

	Original	Adjustment	Restated

Derivative liability	$186,602	$588,597	$775,199
Additional paid in capital	$31,825,487	$(911,177)	$30,914,310
Accumulated deficit	$(35,938,408)	$322,580	$(35,615,828)

For the three months ended March 31, 2014

	Original	Adjustment	Restated

Option expenses	$1,186,310	$(1,119,859)	$66,451
Gain (loss) on change in fair value of derivative liability	$(71,173)	$169,707	$98,534
Net (loss)	(1,679,510)	1,289,566	(389,944)
Weighted average loss per share	$(0.02)	$0.02	**

Statement of Equity as of January 1, 2014

	Original	Adjustment	Restated

Additional paid in capital	$30,078,730	$208,682	$30,287,412
Accumulated deficit	$(34,258,898)	$(966,986)	$(35,225,884)

** Less than $0.01

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

NOTE 6 – STOCK OPTIONS

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

During the three months ended March 31, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.73% risk-free interest, 0% dividend yield, 294% volatility, and expected life of 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2014 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	3.96
	$0.19	200,000	3.75
	$0.155	200,000	4.75
	$0.15	737,500	0.75
	$0.14	250,000	4.97
	$0.115	300,000	3.58
	$0.11	150,000	1.05
	$0.070	7,500,000	3.5
$
	Exercisable
	$1.00	4,535,714	3.96
	$0.19	200,000	3.75
	$0.15	737,500	0.75
	$0.115	300,000	3.58
	$0.11	150,000	1.05
	$0.070	7,500,000	3.5

NOTE 7 - INCOME TAXES

At March 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $36,000,000  that expire in various years through the year 2034.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended March 31, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $14,040,000 less a valuation allowance in the amount of approximately $14,040,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $390,000 and $1,170,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company’s total deferred tax asset as of March 31, 2014 is as follows:

Net operating loss carry forwards	$14,040,000
Valuation allowance	(14,040,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.070 per share, all of which vested on October 1 , 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

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

At March 31, 2014, the Company revalued the embedded derivative liability. For the period from December 31, 2013 to March 31, 2014, the Company decreased the derivative liability of $514,883 by $328,281 resulting in a derivative liability of $186,602 at March 31, 2014.

The fair value of the embedded derivative liability was calculated at March 31, 2014 utilizing the following assumptions:

Date		Fair Value		Term (Years)		Assumed Conversion Price		Market Price	Volatility Percentage		Risk-free Rate
12/31/2013	$514,883		2.22		$0.126		$0.15		275%	0.0078
12/31/2014	$186,602		1.97		$0.15		$0.156		179%	0.0093

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

Grant Date		Fair Value	Term (Years)	Exercise Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3	/20/13	$2,092,336	5.0	$0.50	$0.465	238%	0.0038

At March 31, 2014, the Company revalued the embedded derivative liability, based on the new exercise price of $1.00 per share pursuant to the Amendment and Exchange Agreements entered into on July 15, 2013. For the period from December 31, 2013 to March 31, 2014, the Company decreased the derivative liability of $672,717 by $84,120, resulting in a derivative liability of $588,597 at March 31, 2014.

The fair value of the embedded derivative liability was calculated at December 31, 2013 and March 31, 2014 utilizing the following assumptions:

Date		Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
12	/31/13	$672,717	4.22	$1.00	275%	0.0175
3	/31/14	$588,597	3.97	$1.00	179%	0.0173

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

For the three months ended March 31, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The option expense was due to 450,000 options granted to the Company’s directors during the first quarter of 2014. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

For the three months ended March 31, 2014, the company had a gain on change in fair value of derivative liability of $98,534 and interest expense of $246,846. For the three months ended March 31, 2013, the Company had a loss on change in fair value of derivative liability of $2,181,308 and interest expense of $27,518. The derivative liability are in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $389,944 for the three months ended March 31, 2014 compared to a net loss of $2,567,051 in the three months ended March 31, 2013.

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

Item 4. Controls And Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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