Form 10-Q/A
period 2014-06-30
WORLDS INC
filed 2015-02-09
CIK 1961

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Original 10-Q”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options and investor warrants.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2014 and December 31, 2013

	Unaudited	Audited
	June 30, 2014	December 31, 2013
	( Restated )	( Restated )
ASSETS:
Current Assets
Cash and cash equivalents	$61,054	$22,132
Due from related party	200,199	295,912
Promissory note	2,000	3,000

Total Current Assets	263,254	321,044

Patents	7,000	7,000

Total assets	$270,254	$328,044

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,094,508	1,986,726
Derivative liability	837,489	1,187,600
Notes payable	773,279	773,279
Notes payables	325,000	225,000
Convertible notes payable, net	32,504	117,534

Total Current Liabilities	4,860,688	5,088,047

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 96,554,322 and 93,209,823 at June 30, 2014 and December 31, 2013, respectively)	96,554	93,210
Additional paid in capital	31,309,596	30,287,412
Common stock-warrants	97,869	97,869
Deferred compensation	—	(12,609)
Accumulated deficit	(36,094,453)	(35,225,884)
Total stockholders deficit	(4,590,433)	(4,760,003)

Total Liabilities and stockholders' deficit	$270,254	$328,044

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
Six and Three Months Ended June 30, 2014 and 2013
	Unaudited			Unaudited
	6 Months Ended			3 Months Ended
	Jun. 30, 2014 ( Restated )	Jun. 30, 2013( Restated )		Jun. 30, 2014 ( Restated )		Jun. 30, 2013( Restated )

Revenues
Revenue	$—		$—		$—	$—

Total Revenue	—		—		—	—

Cost and Expenses

Cost of Revenue	—		—		—	—

Gross Profit/(Loss)	—		—		—	—

Option Expense	66,451		—		—	—
Common Stock issued for services rendered	75,908		232,516		39,300	170,253
Selling, General & Admin.	160,920		365,081		71,385	116,145
Salaries and related taxes	104,663		112,238		55,625	65,212

Operating (loss)	(407,943)		$(709,835)		$(166,310)	$(351,610)

Other Income Expense
Gain (Loss) on change in fair value of derivative liability	(161,667)		(1,400,341)	$	(260,201)	780,967
Interest Expense	(298,959)		$(311,903)		$(52,113)	$(284,385)
Interest Income	—		1,430		—	1,430

Net Income (Loss)	$(868,569)	$	(2,420,649)	$	(478,624)	146,402

Weighted Average (Loss) per share	$(0.02)	$	(0.03)		(0.01)	*
Weighted Average Common Shares Outstanding	94,767,763		82,841,277		95,475,237	83,839,228
*Less than 0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
	Unaudited
	6 Months Ended
	Jun. 30, 2014 ( Restated )		Jun. 30, 2013 ( Restated )
Cash flows from operating activities:
Net (loss)	$	(868,569)	$	(2,420,649)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Fair value of stock options issued		66,451		—
Common stock issued for services rendered		75,908		232,516
Amortization of discount to note payable		289,345		221,370
Derivative expense		—		3,007,846
Changes in fair value of derivative liabilities		161,667		(1,607,506)
Promissory note payable		1,000		—
Accounts payable and accrued expenses		117,407		23,525
Due from related party		95,713		(122,341)
Net cash (used in) operating activities:		(61,078)		(665,239)

Cash flows from financing activities
Proceeds from issuance of common stock		—		97,500
Proceeds from exercise of warrants		—		131,000
Proceeds from issuance of convertible note payable		—		2,400,000
Proceeds from issuance of note payable		100,000		—
Net cash provided by financing activities		100,000		2,628,500

Net increase/(decrease) in cash and cash equivalents		38,922		1,963,261

Cash and cash equivalents, beginning of year		22,132		95,069

Cash and cash equivalents, end of year		$61,054		$2,058,330

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$—		$—
Income taxes		$—		$—
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

(7)

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company identified errors related to understatement of option expense for the year ended December 31, 2012. The facts underlying the Company’s original conclusion is that 7.5 million stock options granted to President and CEO of the Company, Thom Kidrin, were only 18 month options and were expiring on March 31, 2014. Such 7.5 million stock options were additionally extended for 2 years with new expiration date on March 31, 2016. In fact they were five (5) year options expiring in September 2017 and no extension was granted. Accordingly, all the financial statements for the year ended December 31, 2012 and for the six months ended June 30, 2014 are restated.

In addition, the Company identified errors related to understatement of derivative liabilities as of June 30, 2014, and loss on change in the fair value of the derivative liability for the three and six months ended June 30, 2014. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when 4,535,714 warrants were granted to the investors in connection with the strategic financing agreements entered into in March of 2013. In fact such warrants’ ratchet features triggered derivative liabilities of the Company.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of June 30, 2014

	Original	Adjustment	Restated

Derivative liability	$75,722	$761,767	$837,489
Additional paid in capital	$32,220,773	$(911,177)	$31,309,596
Accumulated deficit	$(36,243,863)	$149,410	$(36,094,453)

For the six months ended June 30, 2014

	Original	Adjustment	Restated

Option expenses	$1,186,310	$(1,119,859)	$66,451
Gain (loss) on change in fair value of derivative liability	$(158,204)	$3,463	$(161,667)
Net (loss)	(1,984,965)	1,116,396	(868,569)
Weighted average loss per share	$(0.02)	$0.01	$(0.01)

For the three months ended June 30, 2014

	Original	Adjustment	Restated

Gain (loss) on change in fair value of derivative liability	$(87,031)	$(173,170)	$(260,201)
Net (loss)	(305,454)	(173,170)	(478,624)
Weighted average loss per share	**	$(0.01)	$(0.01)

Statement of Equity as of January 1, 2014

	Original	Adjustment	Restated

Additional paid in capital	$30,078,730	$208,682	$30,287,412
Accumulated deficit	$(34,258,898)	$(966,986)	$(35,225,884)

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

During the six months ended June 30, 2014, the Company recorded an option expense of $66,451 , equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.73% risk-free interest, 0% dividend yield, 294% volatility, and expected life of 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2014 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	3.71
	$0.19	200,000	3.50
	$0.155	200,000	4.50
	$0.15	737,500	0.50
	$0.14	250,000	4.72
	$0.115	300,000	3.33
	$0.11	150,000	0.80
	$0.070	7,500,000	3.25
$
	Exercisable
	$1.00	4,535,714	3.71
	$0.19	200,000	3.50
	$0.15	737,500	0.50
	$0.115	300,000	3.33
	$0.11	150,000	0.80
	$0.070	7,500,000	3.25

(10)

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

At June 30, 2014, the Company revalued the embedded derivative liability. For the period from December 31, 2013 to June 30, 2014, the Company decreased the derivative liability of $514,883 by $439,161 resulting in a derivative liability of $75,722 at June 30, 2014.

The fair value of the embedded derivative liability was calculated at June 30, 2014 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
12/31/13	$514,883	2.22	$0.126	$0.15	275%	0.0078
6/30/14	$75,722	1.72	$0.16	$0.21	170%	0.0049

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

At June 30, 2014, the Company revalued the embedded derivative liability, based on the new exercise price of $1.00 per share pursuant to the Amendment and Exchange Agreements entered into on July 15, 2013. For the period from December 31, 2013 to June 30, 2014, the Company increased the derivative liability of $672,717 by $89,050, resulting in a derivative liability of $761,767 at June 30, 2014.

The fair value of the embedded derivative liability was calculated at December 31, 2013 and June 30, 2014 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
12/31/13	$672,717	4.22	$1.00	275%	0.0175
6/30/14	$761,767	3.72	$1.00	170%	0.0162

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

For the three months ended June 30, 2014, the company had a loss on change in fair value of derivative liability of $260,201 and interest expense of $52,113. For the three months ended June 30, 2013, the Company had a gain on change in fair value of derivative liability of $780,967 and interest expense of $284,385. The derivative liability are in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $478,624 for the three months ended June 30, 2014 compared to a net income of $146,402 in the three months ended June 30, 2013.

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

For the six months ended June 30, 2014, the company had a loss on change in fair value of derivative liability of $161,667 and interest expense of $298,959. For the six months ended June 30, 2013, the Company had a loss on change in fair value of derivative liability of $1,400,341 and interest expense of $311,903. The derivative liability are in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $868,569 for the six months ended June 30, 2014 compared to a net loss of $2,420,649 in the six months ended June 30, 2013.

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

Item 4. Controls And Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 our disclosure controls and procedures were ineffective inasmuch as draft documents were commingled with effective documents leading to erroneous documents being relied upon and distributed. The above statement notwithstanding, you are cautioned that no system is foolproof.

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