Form 10-Q/A
period 2014-09-30
WORLDS INC
filed 2015-02-09
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “Original 10-Q”) of WORLDS, INC. solely to correct the disclosure with respect to certain employee stock options and investor warrants.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Worlds Inc.
Balance Sheets
September 30, 2014 and December 31, 2013

	Unaudited	Unaudited
	September 30, 2014	December 31, 2013
	(Restated)	(Restated)
ASSETS:
Current Assets
Cash and cash equivalents	$41,178	$22,132
Due from related party	90,387	295,912
Promissory note	2,000	3,000

Total Current Assets	133,565	321,044

Patents	7,000	7,000

Total assets	$140,565	$328,044

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,132,019	1,986,726
Derivative liability	753,527	1,187,600
Notes payable	773,279	773,279
Notes Payables	325,000	225,000
Convertible notes payable, net	13,296	117,534

Total Current Liabilities	4,795,029	5,088,047

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 96,851,941 and 93,209,823 at September 30, 2014 and December 31, 2013, respectively)	96,852	93,210
Additional paid in capital	31,409,427	30,287,412
Common stock-warrants	97,869	97,869
Deferred compensation	—	(12,609)
Accumulated deficit	(36,258,612)	(35,225,884)
Total stockholders deficit	(4,654,464)	(4,760,003)

Total Liabilities and stockholders' deficit	$140,565	$328,044

See Notes to Condensed Financial Statements

(3)

Worlds Inc.
Statements of Operations
Nine and Three Months Ended September 30, 2014 and 2013

	Unaudited		Unaudited
	Nine months ended September 30		Three Months Ended September 30
	2014	2013	2014	2013
Revenues
Revenue	$—	—	$—		$—

Total Revenue	—	—	—		—

Cost and Expenses

Cost of Revenue		—			—

Gross Profit/(Loss)	—	—	—		—

Option Expense	66,451	—	—
Common Stock issued for services renderred	75,908	2,955,915	—		2,723,399
Selling, General & Admin.	266,821	431,856	105,902		66,775
Salaries and related	152,788	159,357	48,125		47,119

Operating loss	(561,969)	(3,547,128)	(154,027)		(2,837,293)

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability	(127,834)	(585,785)	33,833		814,556
Interest Expense	(342,925)	(365,461)	(43,966)		(53,558)
Interest Income	—	1,430	—		—
Net Income/(Loss)	$(1,032,728)	(4,496,944)	(164,160)	$	(2,076,295)

Weighted Average Loss per share	$(0.01)	$(0. 05)	**	$	(0.02)
Weighted Average Common Shares Outstanding	95,387,270	84,998,810	96,606,082		89,243,523

** Less than 0.01

See Notes to Condensed Financial Statements

(4)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013

	Unaudited	Unaudited
	9/30/2014	9/30/2013
Cash flows from operating activities:
Net (loss)	$ (1,032,728)	$ (4,496,944)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	66,451	—
Common stock issued for services renderred	75,908	2,955,915
Amortization of discount to note payable	320,136	259,178
Derivative expenses		3,007,846
Changes in fair value of derivative liabilities	127,834	(2,422,061)
Promissory note payable	1,000	—
Accounts payable and accrued expenses	154,918	(69,275)
Due from related party	205,525	(131,542)
Net cash (used in) operating activities:	(80,955)	(758,334)

Cash flows from investing activities:
Patent	—	—
Net cash (used in) investing activities:	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	97,500
Proceeds from exercise of warrants	—	131,000
Proceeds from issuance of convertible note payable	—	2,400,000
Proceeds from issuance of note payable	100,000	50,000
Redemption of notes payable		(1,951,400)
Net cash provided by financing activities	100,000	727,100

Net increase/(decrease) in cash and cash equivalents	19,045	(31,234)

Cash and cash equivalents, including restricted, beginning of year	22,132	95,069

Cash and cash equivalents, including restricted, end of period	$41,178	$63,836

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

(9)

NOTE – 2 RESTATEMENT OF FINANCIAL STATEMENTS

The Company identified errors related to understatement of option expense for the year ended December 31, 2012. The facts underlying the Company’s original conclusion is that 7.5 million stock options granted to President and CEO of the Company, Thom Kidrin, were only 18 month options and were expiring on March 31, 2014. Such 7.5 million stock options were additionally extended for 2 years with new expiration date on March 31, 2016. In fact they were five (5) year options expiring in September 2017 and no extension was granted. Accordingly, all the financial statements for the year ended December 31, 2012 and for the nine months ended September 30, 2014 are restated.

In addition, the Company identified errors related to understatement of derivative liabilities as of September 30, 2014, and loss on change in the fair value of the derivative liability for the three and nine months ended September 30, 2014. The facts underlying the Company’s original conclusion is that there were no derivative liabilities incurred when 4,535,714 warrants were granted to the investors in connection with the strategic financing agreements entered into in March of 2013. In fact such warrants’ ratchet features triggered derivative liabilities of the Company.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

As of September 30, 2014

	Original	Adjustment	Restated

Derivative liability	$21,160	$732,367	$753,527
Additional paid in capital	$31,370,075	$39,352	$31,409,427
Accumulated deficit	$(35,486,893)	$(771,719)	$(36,258,612)

For the nine months ended September 30, 2014

	Original	Adjustment	Restated

Gain (loss) on change in fair value of derivative liability	$(153,771)	$25,937	$(127,834)
Net (loss)	(1,058,665)	25,937	(1,032,728)

For the three months ended September 30, 2014

	Original	Adjustment	Restated

Gain (loss) on change in fair value of derivative liability	$4,433	$29,400	$33,833
Net (loss)	(193,560)	29,400	(164,160)

Statement of Equity as of January 1, 2014

	Original	Adjustment	Restated

Additional paid in capital	$30,078,730	$208,682	$30,287,412
Accumulated deficit	$(34,258,898)	$(966,986)	$(35,225,884)

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

Accordingly, to the extent that the Board extended the options in January 2014, such extension was premised upon a mistake of fact and the Board action was taken in error. Indeed, because even the purported extension would, if effective, shorten the five year term of Mr. Kidrin’s options, such action would have been contrary to the Board’s intent. However, in the Annual Report for 2012 and in each periodic report since that date, the options were erroneously described as 18 month options expiring in March 2014 and our two most recent quarterly reports reported the erroneous extension. The disclosure came to light as we reviewed our disclosures as a result of the lawsuit described below, and located the March 2013 version of the option agreement. Inasmuch as disclosing the options as 18 months versus five years did not impact in any way our assets or retained earnings, it had an impact of approximately 10% on our income statement, (an understatement of net loss by approximately $208,682 for 2012; no impact on net income for 2013; and an overstatement of net loss by approximately $1,119,859 for each of the first two quarters of 2014). Management believes that this is non-cash book entry is not indicative in any way as to the health of the company. However, in an abundance of caution, we have restated our annual reports for 2012 and 2013 and all periodic reports commencing in 2013 and 2014. As required by this Item, upon learning of the erroneous disclosures (i.e. 18 month options vs. 5 year options and the now redundant extension), our executive officers brought the matter to the attention of our independent auditor.

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

During the nine months ended September 30, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.73% risk-free interest, 0% dividend yield, 294% volatility, and expected life of 5 years for the Director’s options.

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

Grant Date		Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3	/20/13	$621,658	3.0	$0.326	$0.465	238%	0.0038

During the nine months ended September 30, 2014, $424,375 of the convertible notes was converted into 3,128,592 shares of the Company’s common stock. $25,188 in convertible notes remain.

At September 30, 2014, the Company revalued the embedded derivative liability. For the period from December 31, 2013 to September 30, 2014, the Company decreased the derivative liability of $514,883 by $493,723 resulting in a derivative liability of $21,160 at September 30, 2014.

The fair value of the embedded derivative liability was calculated at September 30, 2014 utilizing the following assumptions:

Date		Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
12	/31/13	$514,883	2.22	$0.126	$0.15	275%	0.0078
9	/30/14	$21,160	1.47	$0.18	$0.22	161%	0.0058

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

At September 30, 2014, the Company revalued the embedded derivative liability, based on the new exercise price of $1.00 per share pursuant to the Amendment and Exchange Agreements entered into on July 15, 2013. For the period from December 31, 2013 to September 30, 2014, the Company increased the derivative liability of $672,717 by $59,650, resulting in a derivative liability of $732,367 at September 30, 2014.

The fair value of the embedded derivative liability was calculated at December 31, 2013 and September 30, 2014 utilizing the following assumptions:

Date		Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
12	/31/13	$672,717	4.22	$1.00	275%	0.0175
9	/30/14	$732,367	3.47	$1.00	161%	0.0178

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

(15)

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

For the three months ended September 30, 2014, the company had a gain on change in fair value of derivative liability of $33,833 and interest expense of $43,966. For the three months ended September 30, 2013, the Company had a gain on change in fair value of derivative liability of $814,556 and interest expense of $53,558. The derivative liability are in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $164,160 for the three months ended September 30, 2014 compared to a loss of $2,076,295 in the three months ended September 30, 2013, a decreased loss of $1,912,135.

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

Selling general and administrative expenses decreased by $165,035, from $431,856 to $266,821 for the nine months ended September 30, 2014. Decrease is due to limited operations in 2014 where last year there was a greater overall level of activity surrounding the lawsuit and professional service fees and consultants with the activity around the strategic financing agreement.

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

For the nine months ended September 30, 2014, the company had a loss on change in fair value of derivative liability of $127,834 and interest expense of $342,925. For the nine months ended September 30, 2013, the Company had a loss on change in fair value of derivative liability of $585,785 and interest expense of $365,462. The derivative liability are in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability.

As a result of the foregoing we had a net loss of $1,032,728 for the nine months ended September 30, 2014 compared to a loss of $4,496,944 in the nine months ended September 30, 2013.

(16)

Liquidity and Capital Resources

Our cash and cash equivalents were $41,178 at September 30, 2014. We raised an aggregate of $100,000 from issuing notes payable during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013 we raised an aggregate of $2,400,000 from issuing the convertible notes payable but then redeemed the Series A and B and returned $1,950,000; we raised $97,500 from a private placement of common stock; we raised $120,000 from the exercising of warrants for common stock; and we raised $11,000 from the exercise of options.

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