Form 10-K
period 2014-12-31
WORLDS INC
filed 2015-04-15
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer   ☒ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2014 (closing price was $0.21) was approximately $20,886,733.

As of February 20, 2015, 105,460,637 shares of the Issuer's Common Stock were outstanding.

(1)

TABLE OF CONTENTS

	Part I	Page #
Item 1	Business	4
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	N/A
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Mine Safety Disclosures	N/A

	Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6	Selected Financial Data	N/A
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8	Financial Statements and Supplementary Data	12
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	26
Item 9A	Controls and Procedures	26
Item 9B	Other Information	26

	Part III
Item 10	Directors, Executive Officers and Corporate Governance	27
Item 11	Executive Compensation	29
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item 13	Certain Relationships and Related Transactions, and Director Independence	31
Item 14	Principal Accountant Fees and Services	31
Item 15	Exhibits and Financial Statements Schedules	32

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

Recent developments

Between October 2013 and February 2014 we issued seven Promissory Notes totaling $325,000. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company.

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

As of December 31, 2014, we own an approximately 9.5% equity interest in Worlds Online.

On February 7, 2011 we changed our domicile from New Jersey to Delaware, changed our name to Worlds Inc., increased our authorized common stock to 100 million shares and added 5 million shares of “blank check” preferred stock.

Our Technology

We used our technology to produce three-dimensional portals and web sites. We believe that our core technology delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. Our technology permits the development of virtual worlds which have broad applications. These applications include but are not limited to:

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

Employees

As of December 31, 2014, we had one full time employee, our president, Thomas Kidrin, who divided his time between us and Worlds Online.

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

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2014, we had only limited cash or cash equivalents. Accordingly, if we do not develop sources of revenues from our patent portfolio, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Since inception we have incurred significant net losses as set forth in the financial information included herein. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully develop sources of revenues from our patent portfolio or generate revenues from other sources that are sufficient to offset our operating costs. We may never be able to accomplish these objectives.

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

While we currently have approximately 105,460,637 shares of common stock outstanding, we are authorized to issue up to 150,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval.

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

As of March 5, 2015, there are outstanding options and warrants to purchase an aggregate of 13,135,714  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock

(7)

ITEM 2. DESCRIPTION OF PROPERTIES.

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

On January 23, 2015 we entered into an agreement with Hudson Bay IP Opportunities Master Fund LP to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and our delivery of eight million shares of our common stock, of which seven million shares will be subject to certain volume limitations upon resale. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares. We entered into essentially similar agreements with the other holders of our Class C Notes, albeit for less shares.

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

Year Ended December 31, 2013:	High	Low
First quarter	$0.46	$0.19
Second quarter	$0.54	$0.30
Third quarter	$0.36	$0.18
Fourth quarter	$0.22	$0.13

Year Ended December 31, 2014:	High	Low
First quarter	$0.26	$0.13
Second quarter	$0.21	$0.13
Third quarter	$0.26	$0.15
Fourth quarter	$0.21	$0.14

Holders

As of December 31, 2014, we had 620 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

The Company issued promissory notes in the amount of $100,000 during the year ended December 31, 2014. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

The Company issued promissory notes in the amount of $225,000 during the year ended December 31, 2013. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

All of these issuances were exempt from registration in as much as they were all sold to accredited investors in private offerings without the use of advertising.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	13,873,214		$0.40	11,126,786
Equity compensation plans not approved by stockholders	0	$	N/A	—
Total	13,873,214		$0.40	11,126,786

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

(10)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2014 and 2013 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenue was $0 for the years ended December 31, 2014 and 2013.  All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the years ended December 31, 2014 and 2013.

Selling general and administrative (S, G & A) expenses decreased by $142,206, from $597,818 to $455,613 for the year ended December 31, 2014.  Expenses are primarily professional fees and business consulting including broker fees. Expenses decreased during the year due to the financings and all the activity surrounding those financings in 2013 which inflated SG&A expenses.

Salaries and related expenses increased by $30,490 to $215,872 from $185,382 for the year ended December 31, 2014. Increase is primarily due to the CEO working under an employment agreement whereby he is to receive a 10% increase each year.

Common stock issued for services rendered decreased by $3,075,806 to $75,908 in 2014 compared to $3,151,714 in 2013. Decrease is due to limited consulting and marketing activity in 2014, in 2013 the Company converting the Series A and B convertible notes into 7 million shares and returning the face value of the notes to the investors, and signing strategic business consulting, marketing and advice agreements.

Other expenses include options expense of $66,451 for Director’s options for the year ended December 31, 2014 and $34,691 for the year ended December 31, 2013.  Increase is due to an additional Director in 2014 and the additional options new Directors receive when joining the Board.

For the year ended December 31, 2014, the Company had a gain on change in fair value of derivative liability of $199,102 and interest expense of $358,835. The derivative liability is in connection with the issuance of the senior secured convertible notes of $450,000 and 4,535,714 warrants as part of the offering of notes, both of which are required to be recorded as a derivative liability. For the year ended December 31, 2013, the Company had a loss on change in fair value of derivative liability of $371,545 and interest expense of $546,790.

As a result of the foregoing, we realized a net loss of $982,577 for the year ended December 31, 2014 compared to a loss of $4,886,510 in the year ended December 31, 2013, a decrease in net losses of $3,903,934.

Liquidity and Capital Resources

Our cash and cash equivalents were $27,661 at December 31, 2014. We raised an aggregate of $100,000 from issuing notes payable during the year ended December 31, 2014.

We raised an aggregate of $2,400,000 from issuing the convertible notes payable but then redeemed the Series A and B and returned $1,950,000; we raised $97,500 from a private placement of common stock; we raised $120,000 from the exercising of warrants for common stock; we raised $11,000 from the exercise of options; and we raised $175,000 from issuing notes payables in the year ended December 31, 2013.

No capital expenditures were made in 2014 or 2013.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in connection with the exploration of new business lines.

The funds raised in our 2014 and 2013 financings were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Subsequent Events

On January 23, 2015 we entered into an agreement with Hudson Bay IP Opportunities Master Fund LP to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and our delivery of eight million shares of our common stock, of which seven million shares will be subject to certain volume limitations upon resale. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares. We entered into essentially similar agreements with the other holders of our Class C Notes, albeit for less shares.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(11)

(12)

Bongiovanni & Associates, PA

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worlds Inc.

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2014 and 2013 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2014 and 2013 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

April 15, 2015

www.ba-cpa.net

(13)

Worlds Inc.
Balance Sheets
December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013 Restated

ASSETS:
Current Assets
Cash and cash equivalents	$27,661	$22,132
Due from related party	—	295,912
Promissory note	—	3,000

Total Current Assets	27,661	321,044

Patents	—	7,000

Total assets	$27,661	$328,044

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,287,977	1,986,726
Due to related party	9,416	—
Derivative liability	426,591	1,187,600
Notes payable	773,279	773,279
Notes Payables	325,000	225,000
Convertible notes payable (net of $13,822 discount)	11,803	117,534

Total Current Liabilities	4,631,973	5,088,047

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 100,000,000 shares, issued and outstanding 96,851,941 and 93,209,823 at December 31, 2014 and December 31, 2013, respectively)	96,852	93,210
Additional paid in capital	31,409,427	30,287,412
Common stock-warrants	97,869	97,869
Deferred compensation	—	(12,609)
Accumulated deficit	(36,208,461)	(35,225,884)
Total stockholders deficit	(4,604,312)	(4,760,002)

Total Liabilities and stockholders' deficit	$27,661	$328,044

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(14)

Worlds Inc.
Statements of Operations
For the Years Ended December 31, 2014 and 2013
	For the Years Ended
	December 31,
	2014	2013
		Restated
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue		—

Gross Profit/(Loss)	—	—

Option Expense	66,451	34,691
Bad debt expense	2,000
Common Stock issued for services renderred	75,908	3,151,714
Selling, General & Admin.	455,613	597,818
Salaries and related	215,872	185,382

Operating loss	(815,844)	(3,969,606)

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability	199,102	(371,545)
Impariment loss on intangible asset	(7,000)	—
Interest Expense	(358,835)	(546,790)
Interest Income	—	1,430
Net Income/(Loss)	$(982,577)	$(4,886,510)

Weighted Average Loss per share	$(0.01)	$(0.06)
Weighted Average Common Shares Outstanding	95,756,447	87,029,777

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(15)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013 (Restated)
						Common	Common
						Shares	Stock			Total
			Additional			Subscribed	Subscribed		Accumulated	stockholders'
	Common stock	Common stock	Paid-in	Common stock	Subscription	but not	but not	Deferred	Deficit	equity
	Shares	Amount	capital	Warrants	Receivable	Issued	Issued	compensation		(deficit)

Balances, December 31, 2012	79,813,071	79,813	26,788,926	203,237	(10,000)	1,500,000	1,500	(12,500)	(30,339,373)	(3,288,397)
Issuance of common stock for services rendered	9,482,146	9,482	3,142,341	—	—	—	—	(109)	—	3,151,714
Issuance of common stock for cash investment	2,375,000	2,375	86,625	—	10,000	(1,500,000)	(1,500)	—	—	97,500
Issuance of stock options	—	—	34,691	—	—	—	—	—	—	34,691
Exercise of stock options	100,000	100	10,900	—	—	—	—	—	—	11,000
Cashless exercise of sock options	639,606	640	(640)	—	—	—	—	—	—	—
Exercise of warrants	800,000	800	224,568	(105,368)	—	—	—	—	—	120,000
Warrants issued with PPM	—	—	—	—	—	—	—	—	—	—
Net Loss for the year ended December 31, 2013	—	—	—	—	—	—	—	—	(4,886,510)	(4,886,510)
Balances, December 31, 2013	93,209,823	$93,210	$30,287,412	$97,869	$—	$—	$—	$(12,609)	$(35,225,884)	$(4,760,002)

conversion of note payable to common stock	3,128,592	3,129	421,246							424,375
Issuance of common stock for services rendered	450,000	450	62,850							63,300
stock issued for accrued expense	63,526	64	9,561							9,625
Adjustment to derivative liability for value of converion			561,907							561,907
Amortization of Deferred Compensation								12,609		12,609
Issuance of stock options	—	—	66,451	—	—	—	—	—	—	66,451
Net loss									(982,577)	(982,577)
Balances, December 31, 2014	96,851,941	$96,852	$31,409,428	$97,869	$—	$—	$—	$—	$(36,208,461)	$(4604,312)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(16)

Worlds Inc.
Statements of Cash Flows
Years Ended December 31, 2014 and 2013
	For the Years Ended December 31,
	2014	2013
		Restated
Cash flows from operating activities:
Net (loss)	$(982,577)	$(4,886,510)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	66,451	34,691
Common stock issued for services renderred	75,908	3,151,714
Amortization of discount to note payable	318,642	308,588
Bad debt expense	2,000
Derivative expenses	—	—
Impariment loss on intangible expense	7,000
Changes in fair value of derivative liabilities	(199,102)	371,545
Promissory note payable	—	(3,000)
Accounts payable and accrued expenses	310,876	82,792
Due from/to related party	305,328	(161,258)
Net cash (used in) operating activities:	(95,473)	(1,101,438)

Cash flows from investing activities:
Patent	—	—
Net cash (used in) investing activities:	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	97,500
Proceeds from exercise of options	—	11,000
Proceeds from exercise of warrants	—	120,000
Proceeds from issuance of convertible note payable	—	2,400,000
Proceeds from issuance of note payable	100,000	175,000
Redemption of notes payable	—	(1,950,000)
Cash contribution	1,000
Proceeds from note payable	—	175,000
Net cash provided by financing activities	101,000	1,028,500

Net increase/(decrease) in cash and cash equivalents	5,527	(72,938)

Cash and cash equivalents, including restricted, beginning of year	22,132	95,069

Cash and cash equivalents, including restricted, end of period	$27,661	$22,132

Non-cash financing activities
Payment of expenses through issuance of notes payable	—	50,000
Common stock issued to retired accrued expense	9,625	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these financial statements.

(17)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2014 and 2013.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2014 and 2013. These are old notes payable which the statute of limitations has passed.

The company has an additional $325,000 and $225,000 in notes, and $11,803 and $117,534 in convertible notes outstanding at December 31, 2014 and 2013, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2014, there were 8,600,000 options and 5,273,214 warrants whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2014. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2014, and 2013 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2014 or 2013.

Subsequent Events

On January 23, 2015 we entered into an agreement with Hudson Bay IP Opportunities Master Fund LP to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and our delivery of eight million shares of our common stock, of which seven million shares will be subject to certain volume limitations upon resale. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares. We entered into essentially similar agreements with the other holders of our Class C Notes, albeit for less shares.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-18, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

NOTE 4 - PRIVATE PLACEMENTS OF EQUITY

During the year ended December 31, 2014, the Company issued 3,128,592 common shares by converting $424,375 of the convertible notes payable and accrued interest into common stock.

During the year ended December 31, 2014, the Company issued an aggregate of 450,000 shares of common stock as payment for services rendered with an aggregate value of $63,300. The Company also recognized stock issued for services in the amount of $12,609 for shares issued in year 2013 but amortized in this period.

During the year ended December 31, 2014, the Company issued 63,526 shares to an officer of the company as payment for an accrued expense in the amount of $9,625.

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

Notes payable at December 31, 2014 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Total current	$773,279

2014	$773,279
2015	$325,000
2016	$-0-
2017	$-0-
2018	$-0-
$1,098,279

We issued promissory notes in the amount of $100,000 during the year ended December 31, 2014.We issued promissory notes in the amount of $225,000 during the year ended December 31, 2013. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

(22)

NOTE 6 – STOCK OPTIONS

We previously reported that in January 2014 we extended the term of 7.5 million stock options granted to our President and CEO, Thom Kidrin, from March 31, 2014 to March 31, 2016. We have now learned that this disclosure was incorrect inasmuch as the approval of the extension was premised on the erroneous supposition that Mr. Kidrin’s options were only 18 month options and were expiring on March 31, 2014, when in fact they were five (5) year options expiring in September 2017. The options in question were granted pursuant to the terms of Mr. Kidrin’s Employment Agreement dated as of August 30, 2012, which was filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2012, which clearly states that the options had a term of five (5) years.

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

During the year ended December 31, 2014, the Company issued 450,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

No stock options or warrants were exercised during the year ended December 31, 2014.

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

During the year ended December 31, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.71% risk-free interest, 0% dividend yield, 309% volatility, and expected life of 5 years for the Director’s options.

During the year ended December 31, 2013, the Company recorded an option expense of $34,691, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.71% risk-free interest, 0% dividend yield, 232% volatility, and expected life of 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2014 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$1.00	4,535,714	3.21
	$0.19	200,000	3.00
	$0.155	200,000	4.00
	$0.14	250,000	4.00
	$0.115	300,000	2.75
	$0.11	150,000	0.375
	$0.070	7,500,000	2.75
$
	Exercisable
	$1.00	4,535,714	3.21
	$0.19	200,000	3.00
	$0.155	200,000	4.00
	$0.14	250,000	4.00
	$0.115	300,000	2.75
	$0.11	150,000	0.375
	$0.070	7,500,000	2.75

(23)

NOTE 7 - INCOME TAXES

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $36,000,000 that expire in various years through the year 2034.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $14,121,000 less a valuation allowance in the amount of approximately $14,121,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $383,000 and $1,950,000 for the years ended December 31, 2014 and 2013, respectively.

The Company’s total deferred tax asset as of December 31, 2014 is as follows:

Net operating loss carry forwards	$14,121,000
Valuation allowance	(14,121,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2014 and 2013 is as follows:

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

Due to related party is comprised of cash payments for operating expenses made by worlds Online Inc. on behalf of Worlds Inc. The balance at December 31, 2014 and 2013 is $9,416 and $0 respectively.

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of Worlds Online Inc. for operating expenses. The balance due at December 31, 2014 and 2013 is $0 and $295,912 respectively.

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

As of December 31, 2014, the convertible notes are $11,803, net of $13,822 discount, at December 31, 2014, the Company revalued the embedded derivative liability. For the period from the grant date of December 31, 2014, the company increased the derivative liability of $514,883 by $64,152 and $561,907 are reclassified to additional paid in capital due to conversion, resulting in a derivative liability of $17,128 at December 31, 2014.

The fair value of the embedded derivative liability was calculated at December 31, 2014 utilizing the following assumptions:

Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price	Volatility Percentage	Risk-free Rate
12/31/14	$17,128	1.22	$0.132	$0.145	153%	0.0067

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

At December 31, 2014, the Company revalued the embedded derivative liability, based on the new exercise price of $1.00 per share pursuant to the Amendment and Exchange Agreements entered into on July 15, 2013. For the period from the grant date to December 31, 2014, the Company decreased the derivative liability of $672,717 by $263,254 resulting in a derivative liability of $409,463 at December 31, 2014.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Exercise Price	Volatility Percentage	Risk-free Rate
$409,463	3.22	$1.00	153%	0.0172

NOTE 12 - SUBSEQUENT EVENT

On January 23, 2015 we entered into an agreement with Hudson Bay IP Opportunities Master Fund LP to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and our delivery of eight million shares of our common stock, of which seven million shares will be subject to certain volume limitations upon resale. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares. We entered into essentially similar agreements with the other holders of our Class C Notes, albeit for less shares.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures were effective inasmuch as the previous weakness was identified and corrected. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective at December 31, 2014 at the reasonable assurance level.

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

Name	Age	Position
Thomas Kidrin	62	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	54	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	68	Director
Robert Fireman	66	Director
Edward Gildea	62	Director

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

The board of directors did not meet during 2014 but acted by written consent seven times during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

(28)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2014, and 2013, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2014	$125,482	(3)						$125,482	(3)
	2013	$185,382							$185,382

Chris Ryan, CFO	2014
	2013				$38,437				$38,437

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement effective August 30, 2012 with a base annual salary of $175,000 with annual 10% increases every September 1.  A portion of his compensation has been deferred due to lack of funds.

Stock Option Grants

The following table sets forth information as of December 31, 2014 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2014

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2014 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Bernard Stolar	0	0	15,485		15,485
Robert Fireman	0	0	15,485		15,485
Edward Gildea	0	0	35,481		35,481

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

(30)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 20, 2015, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 105,460,637 shares of common stock outstanding as of February 20, 2015.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF FEBRUARY 20, 2015

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	12,990,000(3)	12.3%
Christopher Ryan	1,050,303(4)	1.0%
Robert Fireman	564,484(5)	*
Bernard Stolar	200,000(6)	*
Edward Gildea	250,000(7)	*
Steven Chrust	6,023,661	5.7%
All directors and executive officers as a group (one person)	10,854,787(8)	10.4%

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

We currently own 9.5% of the outstanding common stock of our former wholly-owned subsidiary, Worlds Online Inc., and it has officers and directors which mirror ours, although it is the intent that our current non-employee directors will only serve during a transition period.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, P.A. (“Bongiovanni”), for our audit of the annual financial statements for the years ended December 31, 2013 and 2012. Bongiovanni was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2014		2013
	Bongiovanni		Bongiovanni

Audit Fees (1)	$26,500	(2)	$26,500
Audit-Related Fees (3)	15,000		15,000
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$43,000		$43,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Bongiovanni in 2014 and 2013 relate to (i) the audit of our annual financial statements for the years ended December 31, 2014 and 2013, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2014 and 2013.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Dated: April , 2015                                                                                            WORLDS INC.

(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	April 15, 2015

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 15, 2015

/s/ Bernard Stolar Bernard Stolar	Director	April 15, 2015

/s/ Robert Fireman Robert Fireman	Director	April 15, 2015

/s/ Edward Gildea Edward Gildea	Director	April 15, 2015

(33)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.

(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced

** Filed herewith