Form 10-Q
period 2015-03-31
WORLDS INC
filed 2015-05-28
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

As of May 20, 2015, 112,460,637 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2015 and December 31, 2014
	Unaudited	Audited
	March 31, 2015	December 31, 2014

ASSETS:
Current Assets
Cash and cash equivalents	$11,208	$27,661

Total Current Assets	11,208	27,661

Total assets	$11,208	$27,661

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,290,953	2,287,977
Due to related party	66,120	9,416
Derivative liability	—	426,591
Notes payable	773,279	773,279
Notes Payables	325,000	325,000
Convertible notes payable (net of $13,822 discount at December 31, 2014)	—	11,803

Total Current Liabilities	4,253,260	4,631,974

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 150,000,000 shares, issued and outstanding 112,460,637 and 96,851,941 at March 31, 2015 and December 31, 2014, respectively)	112,461	96,852
Additional paid in capital	34,382,792	31,409,427
Common stock-warrants	97,869	97,869
Accumulated deficit	(38,835,174)	(36,208,461)
Total stockholders deficit	(4,242,051)	(4,604,312)

Total Liabilities and stockholders' deficit	$11,208	$27,661

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Operations
For the three Months Ended March 31, 2015 and 2014

	Unaudited	Unaudited
	3/31/2015	3/31/2014
Revenues
Revenue	—	—

Total Revenue	—	—

Cost and Expenses	—	—

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option Expense	—	66,451
Common Stock issued for services renderred	—	36,608
Selling, General & Admin.	75,408	89,535
Salaries and related	52,938	49,038

Operating loss	(128,345)	(241,632)

Other Income (Expense)
Loss on settlement of convertible notes	(2,336,035)	—
Gain (Loss) on change in fair value of derivative liability	(143,383)	98,534
Interest Expense	(18,950)	(246,846)

Net Income/(Loss)	(2,626,713)	(389,944)

Weighted Average Loss per share	$(0.03)	**
Weighted Average Common Shares Outstanding	104,972,714	94,052,429

** less than 0.01

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014

	Unaudited	Unaudited
	3/31/15	3/31/14
Cash flows from operating activities:
Net (loss)	$(2,626,713)	$(389,944)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	2,336,035	—
Fair value of stock options issued	—	66,451
Common stock issued for services renderred	—	36,608
Amortization of discount to note payable	13,822	242,884
Changes in fair value of derivative liabilities	143,383	(98,534)
Accounts payable and accrued expenses	60,315	69,207
Due from/to related party	56,704	8,862
Net cash (used in) operating activities:	(16,454)	(64,466)

Cash flows from financing activities
Proceeds from issuance of note payable	—	100,000
Net cash provided by financing activities	—	100,000

Net increase/(decrease) in cash and cash equivalents	(16,454)	35,534

Cash and cash equivalents, including restricted, beginning of year	27,661	22,132

Cash and cash equivalents, including restricted, end of period	$11,208	$57,666

Non-cash financing activities
Issuance of Common stocks to retire notes payable and warrant	629,181	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2015

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended March 31, 2015.

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

(6)

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2015 and December 31, 2014. The company has $325,000 in notes outstanding at March 31, 2015 and December 31, 2014, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2015, there were 8,600,000 options whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2015. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2015, and 2014 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2015 and 2014, respectively.

Subsequent Events

On April 3, 2015 the company received a Notice of Allowance from the USPTO for the issuance of a 10th patent to be issued in July.

On May 17, 2015 the company received notice from Bungie, Inc. that it had filed an IPR (Inter Party Review) with the USPTO challenging the validity of claims of the company’s patents # 7,181,690; 7,945,856; and 7,493,558. The company will respond to the filing after review with counsel.

On May 7, 2015 the company entered into a six month 10% $300,000 convertible debenture with RDW Capital, LLC.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

(7)

NOTE 3 - EQUITY

During the three months ended March 31, 2015, the company issued 15,608,696 common shares to the Class C Note holders in order to terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Notes. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares.

During the three months ended March 31, 2014, the Company issued 1,645,015 common shares by converting $224,375 of the convertible notes payable into common stock.

During the three months ended March 31, 2014, the Company issued an aggregate of 150,000 shares of common stock as payment for services rendered with an aggregate value of $24,000.

NOTE 4 - NOTES PAYABLE

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. The Series A and Series B Notes were exchanged by the return of the face amount of the Notes and for 7 million shares of common stock of the Company. The remaining Series C Note carried a 14% annual interest rate upon default and is payable on March 13, 2016. The Company had determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. On January 23, 2015 we entered into an agreement with the Series C note holders to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and delivery of fifteen million six hundred and eight thousand and six hundred and ninety six shares of our common stock. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares.

The Notes are classified as a derivative liability and not a note payable, see Note 9 below.

Notes payable at March 31, 2015 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Promissory notes	$325,000
Total current	$1,098,279

2015	$1,098,279
2016	$-0-
2017	$-0-
2018	$-0-
2019	$-0-
$1,098,279

We had issued promissory notes in the amount of $325,000 during the year ended December 31, 2014. One of the Promissory Notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

Accordingly, to the extent that the Board extended the options in January 2014, such extension was premised upon a mistake of fact and the Board action was taken in error. Indeed, because even the purported extension would, if effective, shorten the five year term of Mr. Kidrin’s options, such action would have been contrary to the Board’s intent. However, in the Annual Report for 2012 and in each periodic report since that date, the options were erroneously described as 18 month options expiring in March 2014 and our two most recent quarterly reports reported the erroneous extension. The disclosure came to light as we reviewed our disclosures as a result of the lawsuit described below, and located the March 2013 version of the option agreement. Inasmuch as disclosing the options as 18 months versus five years did not impact in any way our assets or retained earnings, it had an impact of approximately 10% on our income statement, (an overstatement of net income by approximately $169,330 for 2012; no impact on net income for 2013; and an understatement of net income by approximately $1,119,860 for each of the first two quarters of 2014). Management believes that this is non-cash book entry is not indicative in any way as to the health of the company. However, in an abundance of caution, we restated our annual reports for 2012 and 2013 and all periodic reports commencing in 2013.

No stock options were issued during the three months ended March 31, 2015 and no stock options were exercised during the three months ended March 31, 2015.

On January 23, 2015 we entered into an agreement with the Class C note holders who held four million five hundred thirty five thousand seven hundred and fourteen warrants to purchase our common stock. The settlement agreement, among other things, cancelled all warrants we have previously issued to them.

During the three months ended March 31, 2014, the Company issued 450,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

During the three months ended March 31, 2014, the Company recorded an option expense of $66,451 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.93% risk-free interest, 0% dividend yield, 210% volatility, and expected life of 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2015are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$0.19	200,000	2.75
	$0.155	200,000	3.75
	$0.14	250,000	3.75
	$0.115	300,000	2.50
	$0.11	150,000.35
	$0.070	7,500,000	2.50
$
	Exercisable
	$0.19	200,000	2.75
	$0.115	200,000	3.75
	$0.14	250,000	3.75
	$0.115	300,000	2.50
	$0.11	150,000	0.35
	$0.070	7,500,000	2.50

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

(9)

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

Due to related party is comprised of cash payments for operating expenses made by worlds Online Inc. on behalf of Worlds Inc. The balance at March 31, 2015 is $66,120 and the balance on December 31, 2014 is $9,416.

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

On May 27, 2015 we were informed that Bungie, Inc. is challenging the validity of Patents 7,181,690, 7,493,558 and 7,945,856.

NOTE 9 – SETTLEMENT OF DERIVATIVE LIABILITIES

On January 23, 2015 we entered into an agreement with Hudson Bay IP Opportunities Master Fund LP to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and our delivery of eight million shares of our common stock, of which seven million shares will be subject to certain volume limitations upon resale. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares. We entered into essentially similar agreements with the other holders of our Class C Notes, albeit for less shares. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,336,035 during the quarter ended March 31, 2015.

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

Grant Date		Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3	/20/13	$546,119	3.0	$0.326	$0.465	238%	0.0038

During the three months ended March 31, 2015 the Company settled a lawsuit brought forth by the note holders, effectively terminating and canceling all remaining agreements, warrants and notes. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,336,035 during the three months ended March 31, 2015.

As of the date of the settlement with the noteholders, the Company revalued the embedded derivative liability and recorded a loss on change in fair value of derivative liability of $143,383. For the period from December 31, 2014 to March 31, 2015, the Company decreased the derivative liability to $0.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2015 and 2014 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue is $0 for the three months ended March 31, 2015 and 2014. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended March 31, 2015 and 2014.

Selling general and administrative (SG&A) expenses decreased by $14,127 from $89,535 to $75,408 for the three months ended March 31, 2014 and 2015, respectively. Decrease is due to limiting operations even further in 2015 than in 2014.

Salaries and related increased by $3,900 to $52,938 from $49,038 for the three months ended March 31, 2015 and 2014, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his employment agreement.

.

Common stock issued for services rendered decreased by $36,608 to $0 from $36,608 for the three months ended March 31, 2015 and 2014 respectively. The Company no longer has any strategic business consulting and advice agreements for common stock in 2015 like we had in 2014.

For the three months ended March 31, 2015, the Company has no option expense. For the three months ended March 31, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The options were issued to Directors of the Company.

For the three months ended March 31, 2015, the company had a loss on change in fair value of derivative liability of $143,383 and interest expense of $18,950. For the three months ended March 31, 2014, the Company had a gain on change in fair value of derivative liability of $98,534 and interest expense of $246,846, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

For the three months ended March 31, 2015 we had a loss on settlement of convertible notes of $2,336,035.

As a result of the foregoing, we realized a net loss of $2,626,713 for the three months ended March 31, 2015 compared to a net loss of $389,944 in the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, our cash and cash equivalents were $11,208. We were unable to raise any funds during the quarter.

During the three months ended March 31, 2014, we raised an aggregate of $100,000 from issuing notes payable.

There were no capital expenditures in the three months ended March 31, 2015 or in the three months ended March 31, 2014.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2014 financings were and will be used to develop new products and services, enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

(11)

Item 4. Controls And Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(12)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2014 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

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

Date: May 28, 2015

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Rhyan

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