Form 10-Q
period 2015-06-30
WORLDS INC
filed 2015-08-13
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

As of August 13, 2015, 112,966,637 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2015 and December 31, 2014
	Unaudited	Audited
	June 30, 2015	December 31, 2014

ASSETS:
Current Assets
Cash and cash equivalents	$98,855	$27,661
Other receivables	90,000	—

Total Current Assets	188,855	27,661

Total assets	$188,855	$27,661

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,210,515	2,287,977
Due to related party	45,914	9,416
Derivative liability	497,982	426,591
Notes payable	773,279	773,279
Notes Payables	460,000	325,000
Convertible notes payable (net of $216,667 discount at June 30, 2015 and $13,822 discount at December 31, 2014)	88,333	11,803

Total Current Liabilities	4,873,932	4,631,974

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 150,000,000 shares, issued and outstanding 112,996,637 and 96,851,941 at June 30, 2015 and December 31, 2014, respectively)	112,997	96,852
Common stock subscribed but not yet issued 268,000 and 0 at June 30, 2015 and December 31, 2014, respectively)	268	—
Additional paid in capital	34,525,017	31,409,427
Common stock-warrants	97,869	97,869
Accumulated deficit	(39,421,227)	(36,208,461)
Total stockholders deficit	(4,685,075)	(4,604,312)

Total Liabilities and stockholders' deficit	$188,855	$27,661

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the six and three Months Ended June 30, 2015 and 2014

	Unaudited		Unaudited
	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014

Revenues
Revenue	$—	$—	$—	$—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Option Expense	62,629	66,451	62,629	—
Common Stock issued for services rendered	80,400	75,908	80,400	39,300
Selling, General & Admin.	136,401	160,920	60,993	71,385
Salaries and related	112,092	104,663	59,154	55,625

Operating loss	(391,522)	(407,943)	(263,177)	(166,310

Other Income (Expense)
Loss on settlement of convertible notes	(2,336,035)	—	—	—
Gain (Loss) on change in fair value of derivative liability	(309,931)	(161,667)	(197,982)	(260,201)
Derivative liabilities expense	(31,434)	—	—	—
Interest Expense	(113,844)	(298,959)	(94,894)	(52,113)
Debt issuance expense	(30,000)	—	(30,000)	—
Net Income/(Loss)	$(3,181,332)	$(868,569)	(586,053)	$(478,624)

Weighted Average Loss per share	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding	108,775,858	94,767,763	112,537,208	95,475,237

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014

	Unaudited	Unaudited
	6/30/2015	6/30/2014

Cash flows from operating activities:
Net (loss)	$(3,181,332)	$(868,569)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	2,336,035	—
Fair value of stock options issued	62,629	66,451
Common stock issued for services renderred	80,400	75,908
Amortization of discount to note payable	102,155	289,345
Promissory note payable	—	1,000
Changes in fair value of derivative liabilities	309,931	161,667
Derivative liabilities expense	31,434	—
Other receivables	(90,000)	—
Accounts payable and accrued expenses	(51,557)	117,407
Due from/to related party	36,499	95,713
Net cash (used in) operating activities:	(363,807)	(61,078)

Cash flows from financing activities
Proceeds from issuance of note payable	135,000	100,000
proceeds from convertible note payable	300,000	—
Net cash provided by financing activities	435,000	100,000

Net increase/(decrease) in cash and cash equivalents	71,193	38,922

Cash and cash equivalents, including restricted, beginning of year	27,661	22,132

Cash and cash equivalents, including restricted, end of period	$98,856	$61,054

Non-cash financing activities
Issuance of Common stocks to retire notes payable and warrant	629,181	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2015

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

Due to Related Party

Due to related party is comprised of cash payments made by Worlds Online Inc. on behalf of Worlds Inc. for shared operating expenses.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2015.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2015 and December 31, 2014. The company has $325,000 in notes outstanding at June 30, 2015 and December 31, 2014, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2015, there were 9,200,000 options whose effect is anti-dilutive and not included in diluted net loss per share for June 30, 2015. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2015, and 2014 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended June 30, 2015 and 2014, respectively.

(7)

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, other receivables, accounts payable & accrued expenses, due to related party, notes payable and notes payables, approximate their fair values because of the short maturity of these instruments. The Company's convertible notes payable are measured at amortized cost.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3. See Note 5.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

(8)

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the six months ended June 30, 2015, the company issued 15,608,696 common shares to the Class C Note holders in order to terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Notes. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares.

During the six months ended June 30, 2015, the Company issued an aggregate of 536,000 shares of common stock as payment for services rendered with an additional 268,000 shares subscribed but not yet issued for services rendered, an aggregate value of $80,400

During the six months ended June 30, 2014, the Company issued 2,830,973 common shares by converting $374,375 of the convertible notes payable into common stock.

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

(9)

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

The Notes are classified as a derivative liability and not a note payable, see Note 9 below.

Notes payable at June 30, 2015 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Promissory notes	$460,000
Total current	$1,233,279

2015	$1,233,279
2016	$-0-
2017	$-0-
2018	$-0-
2019	$-0-
$1,233,279

We issued promissory notes in the amount of $135,000 during the six months ended June 30, 2015. One of the promissory notes in the amount of $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

We had issued promissory notes in the amount of $325,000 during the year ended December 31, 2014. One of the promissory notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry the same terms as the notes issued in 2015.

(10)

NOTE 5 - DERIVATIVE LIABILITIES

(A)	Convertible Notes Issued in May 8, 2015

The Company identified conversion features embedded within convertible debt issued in May 8, 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Derivative Liabilities
Fair value at the commitment date-May 8, 2015	$331,434
Fair value mark to market adjustment	166,548
Balances as of June 30, 2015	497,982

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2015:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	167%	175%
Expected term	0.5 years	0.4 years
Risk free interest rate	0.08%	0.11%

(B)	Settlement of Derivative Liabilities

On January 23, 2015 we entered into an agreement with Hudson Bay IP Opportunities Master Fund LP to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and our delivery of eight million shares of our common stock, of which seven million shares will be subject to certain volume limitations upon resale. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares. We entered into essentially similar agreements with the other holders of our Class C Notes, albeit for less shares. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,336,035 during the six months ended June 30, 2015.

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

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3/20/2013	$546,119	3.0	$0.326	$0.465	238%	0.0038

During the three months ended March 31, 2015 the Company settled a lawsuit brought forth by the note holders, effectively terminating and canceling all remaining agreements, warrants and notes. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,336,035 during the six months ended June 30, 2015.

As of the date of the settlement with the noteholders, the Company revalued the embedded derivative liability and recorded a loss on change in fair value of derivative liability of $143,383. For the period from December 31, 2014 to June 30, 2015, the Company decreased this derivative liability to $0.

(11)

NOTE 6 - DEBT DISCOUNT

The Company recorded the $300,000 debt discount due to the $331,434 derivative liabilities.

The debt discount was recorded in 2015 and pertains to convertible debt issued that contains ratchet features that are required to be reported at fair value.

Debt discount is summarized as follows:

June 30, 2015
Debt discount as of December 31, 2014	$13,822
Amortization due to settlement	(13,822)
Debt discount as of March 31, 2015	—
Debt discount on May 8, 2015 Convertible note payable	$107,016
Accumulated amortization	(50,347)
Debt discount on notes payable, net	$56,669

Amortization of debt discount on notes payable for the six months ended June 30, 2015 and June 30, 2014 was $64,169 and $289,345, respectively.

NOTE 7 - CONVERTIBLE DEBENTURES

On May 8, 2015, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $300,000 and matures on November 8, 2015 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at the lower of the fixed price ($0.89) or fifty five percent (55%) of the average if the three lower trading price for 20 trading days prior to conversion.

As of June 30, 2015, the aggregate carrying value of the debentures was $83,333 net of debt discounts of $216,667.

(12)

NOTE 8 – STOCK OPTIONS

During the six months ended June 30, 2015, the Company issued 300,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to Christopher Ryan the Chief Financial Officer of the Company.

During the six months ended June 30, 2015, the Company recorded an option expense of $62,629 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

No stock options were exercised during the six months ended June 30, 2015.

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

During the six months ended June 30, 2014, the Company recorded an option expense of $66,451 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.93% risk-free interest, 0% dividend yield, 210% volatility, and expected life of 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2015 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$0.19	200,000	2.50
	$0.155	200,000	3.50
	$0.14	250,000	3.50
	$0.115	300,000	2.25
	$0.11	600,000	5.00
	$0.11	150,000.10
	$0.070	7,500,000	2.25
$
	Exercisable
	$0.19	200,000	2.50
	$0.115	200,000	3.50
	$0.14	250,000	3.50
	$0.115	300,000	2.25
	$0.11	150,000	0.10
	$0.070	7,500,000	2.25

(13)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.070 per share, all of which vested on August 30, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

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

Due to related party is comprised of cash payments for operating expenses made by worlds Online Inc. on behalf of Worlds Inc. The balance at June 30, 2015 is $45,914 and the balance on December 31, 2014 is $9,416.

NOTE 11 - PATENTS

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

Revenues

We generated no revenue during the period because we transferred the operations of the Company to Worlds Online Inc. and our other anticipated revenue generation streams did not produce any income during the period.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2015 and 2014 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

(15)

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenue is $0 for the three months ended June 30, 2015 and 2014. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended June 30, 2015 and 2014.

Selling general and administrative (SG&A) expenses decreased by $10,392 from $71,385 to $60,993 for the three months ended June 30, 2014 and 2015, respectively. Decrease is due to limited operations in 2015 where last year there was a greater overall level of activity surrounding the lawsuit and related professional service fees.

Salaries and related increased by $3,529 to $59,154 from $55,625 for the three months ended June 30, 2014 and 2013, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

Common stock issued for services rendered increased by $41,100 to $80,400 from $39,300 for the three months ended June 30, 2015 and 2014 respectively. The Company incurred a broker fee in arranging for the funding during the quarter which was paid by the issuance of common stock. In 2014 there was one strategic business consulting and advice agreement for common stock.

For the three months ended June 30, 2015, the Company recorded an option expense of $62,629 equal to the estimated fair value of the options at the date of grants. The options were issued to the Directors of the Company and an officer of the company. For the three months ended June 30, 2014, the Company had no option expense.

For the three months ended June 30, 2015, the company had a loss on change in fair value of derivative liability of $197,892 and interest expense of $94,894. For the three months ended June 30, 2014, the Company had a loss on change in fair value of derivative liability of $260,201 and interest expense of $52,113, both related to the issuance of secured convertible notes that are required to be recorded as a derivative liability.

For the three months ended June 30, 2015, the Company incurred a debt issuance expense of $30,000 related to the secured convertible notes.

As a result of the foregoing, we realized a net loss of $586,053 for the three months ended June 30, 2015 compared to a net loss of $478,624 in the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue is $0 for the six months ended June 30, 2015 and 2014. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2015 and 2014.

Selling general and administrative (SG&A) expenses decreased by $24,519 from $160,920 to $136,401 for the six months ended June 30, 2014 and 2015, respectively. Decrease is due to limited operations in 2015 where last year there was a greater overall level of activity surrounding the lawsuit and related professional service fees.

Salaries and related increased by $7,428 to $112,092 from $104,663 for the six months ended June 30, 2015 and 2014, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

Common stock issued for services rendered increased by $4,492 to $80,400 from $75,908 for the six months ended June 30, 2015 and 2014 respectively. The Company incurred a broker fee in arranging for the funding during the quarter which was paid by the issuance of common stock. In 2014 there was one strategic business consulting and advice agreement for common stock.

For the six months ended June 30, 2015, the Company recorded an option expense of $62,629, equal to the estimated fair value of the options at the date of grants. The option expense was due to 600,000 options granted to the Company’s directors and an officer of the company. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. Christopher Ryan, an officer of the company received 300,000 options. For the six months ended June 30, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The option expense was due to 450,000 options granted to the Company’s directors during the first quarter of 2014. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

For the six months ended June 30, 2015 we had a loss on settlement of convertible notes of $2,336,035.

For the six months ended June 30, 2015, the company had a loss on change in fair value of derivative liability of $309,931, interest expense of $113,844and a derivative liabilities expense of $31,434. For the six months ended June 30, 2014, the Company had a loss on change in fair value of derivative liability of $161,667 and interest expense of $298,959. The derivative liabilities are in connection with the issuance of the secured convertible notes which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $3,181,332 for the six months ended June 30, 2015 compared to a net loss of $868,569 in the six months ended June 30, 2014.

(16)

Liquidity and Capital Resources

At June 30, 2015, our cash and cash equivalents were $98,855. We raised an aggregate of $435,000 from issuing notes and convertible notes payable during the six months ended June 30, 2015.

There were no capital expenditures in the six months ended June 30, 2015.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2014 and 2015 financings were and will be used to develop new products and services, enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Date: August 13, 2015

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

(20)