Form 10-Q
period 2015-09-30
WORLDS INC
filed 2015-11-13
CIK 1961

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 21, 2015, 113,446,694 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

Part I - Financial Information		Page
Item 1	Financial Statements	2
	Notes to Financial Statements	5
Item 2	Management’s Discussions and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 4	Controls and Procedures	17

Part II – Other Information
Item 1	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	N/A
Item 3	Default Upon Senior Securities	N/A
Item 4	Mine Safety Disclosures	N/A
Item 5	Other Information	N/A
Item 6	Exhibits	18
Signatures		19

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2015 and December 31, 2014
	Unaudited	Audited
	September 30, 2015	December 31, 2014

ASSETS:
Current Assets
Cash and cash equivalents	$6,110	$27,661

Total Current Assets	6,110	27,661

Total assets	$6,110	$27,661

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,206,361	2,287,977
Due to related party	42,560	9,416
Derivative liability	216,718	426,591
Notes payable	773,279	773,279
Notes Payables	460,000	325,000
Convertible notes payable (net of $103,482 discount at September 30, 2015 and $13,822 discount at December 31, 2014)	196,518	11,803

Total Current Liabilities	4,693,344	4,631,974

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 150,000,000 shares, issued and outstanding 113,446,694 and 96,851,941 at September 30, 2015 and December 31, 2014, respectively)	113,447	96,852
Additional paid in capital	34,549,341	31,409,427
Common stock-warrants	97,869	97,869
Accumulated deficit	(39,447,891)	(36,208,461)
Total stockholders deficit	(4,687,233)	(4,604,312)

Total Liabilities and stockholders' deficit	$6,110	$27,661

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the nine and three Months Ended September 30, 2015 and 2014
	Unaudited		Unaudited
	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015		2014
Revenues
Revenue	$—	$—		$—		$—

Total Revenue	—	—		—		—

Cost and Expenses

Cost of Revenue	—	—		—		—

Gross Profit/(Loss)	—	—		—		—
Option Expense	62,629	66,451		—		—
Common Stock issued for services rendered	80,400	75,908		—		—
Selling, General & Admin.	276,528	266,821		140,126		105,902
Salaries and related	166,794	152,788		54,702		48,125

Operating loss	(586,350)	(561,969)		(194,828)		(154,027)

Other Income (Expense)
Loss on settlement of convertible notes	(2,336,035)	—		—		—
Gain (Loss) on change in fair value of derivative liability	(28,666)	(153,771)		281,265		4,433
Derivative liabilities expense	(31,434)	—
Interest Expense	(226,945)	(342,925)		(113,100)		(43,966)
Debt issuance expense	(30,000)	—		—		—
Net Income/(Loss)	$(3,239,430)	$(1,058,665)		$(26,664)		$(193,560)

Weighted Average Loss per share	$(0.03)	$(0.01)	$	**	$	**
Weighted Average Common Shares Outstanding	110,289,989	95,387,270		113,268,877		96,606,082
**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
	Unaudited	Unaudited
	9/30/2015	9/30/2014
Cash flows from operating activities:
Net (loss)	$(3,239,430)	$(1,058,665)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	2,336,035	—
Fair value of stock options issued	62,629	66,451
Common stock issued for services rendered	80,400	75,908
Amortization of discount to note payable	210,340	320,136
Promissory note payable	—	1,000
Changes in fair value of derivative liabilities	28,666	153,771
Derivative liabilities expense	31,434	—
Accounts payable and accrued expenses	229	154,918
Due from/to related party	33,144	205,525
Net cash (used in) operating activities:	(456,552)	(80,955)

Cash flows from financing activities
Proceeds from issuance of note payable	135,000	100,000
proceeds from convertible note payable	300,000	—
Net cash provided by financing activities	435,000	100,000

Net increase/(decrease) in cash and cash equivalents	(21,552)	19,045

Cash and cash equivalents, including restricted, beginning of year	27,661	22,132

Cash and cash equivalents, including restricted, end of period	$6,110	$41,178

Non-cash financing activities
Issuance of Common stocks to retire notes payable and warrant	653,687	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2015

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended September 30, 2015.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2015 and December 31, 2014. The company has $460,000 and $325,000 in notes outstanding at September 30, 2015 and December 31, 2014, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2015, there were 9,050,000 options whose effect is anti-dilutive and not included in diluted net loss per share for September 30, 2015. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2015, and 2014 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended September 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-16, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

NOTE 3 - PRIVATE PLACEMENTS OF EQUITY

During the nine months ended September 30, 2015, the company issued 15,608,696 common shares to the Class C Note holders in order to terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Notes. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares.

During the nine months ended September 30, 2015, the Company issued an aggregate of 804,000 shares of common stock as payment for services rendered, an aggregate value of $80,400

During the nine months ended September 30, 2015, the Company issued 182,057 shares to an officer of the company as payment for an accrued expense in the amount of $24,506.07.

During the nine months ended September 30, 2014, the Company issued 3,128,592 common shares upon the conversion of $424,375 of the convertible notes payable into common stock.

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

(9)

NOTE 4 - NOTES PAYABLE

We issued an aggregate of $2.4 million face amount of Senior Secured Convertible Notes (the “Notes”). The Notes are divided into Series A, Series B and Series C with the Series A and B Notes aggregating to $1.95 million and the Series C Notes aggregating to $450,000. The Series A and Series B Notes were exchanged by the return of the face amount of the Notes for 7 million shares of common stock of the Company. The remaining Series C Note carried a 14% annual interest rate upon default and is payable on March 13, 2016. The Company had determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. On January 23, 2015 we entered into an agreement with the Series C note holders to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and delivery of fifteen million six hundred and eight thousand and six hundred and ninety six shares of our common stock. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares.

The Notes are classified as a derivative liability and not a note payable, see Note 9 below.

Notes payable at September 30, 2015 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Promissory notes	$460,000
Total current	$1,233,279

2015	$1,233,279
2016	$-0-
2017	$-0-
2018	$-0-
2019	$-0-
$1,233,279

We issued promissory notes in the amount of $135,000 during the nine months ended September 30, 2015. One of the promissory notes in the amount of $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Derivative Liabilities
Fair value at the commitment date-May 8, 2015	$331,434
Fair value mark to market adjustment	114,717
Balances as of September 30, 2015	216,717

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2015:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	167%	183%
Expected term	0.5 years	0.1 years
Risk free interest rate	0.08%	0.01%

(B)	Settlement of Derivative Liabilities

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

During the three months ended March 31, 2015 the Company settled a lawsuit brought forth by the note holders, effectively terminating and canceling all remaining agreements, warrants and notes. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,336,035 during the nine months ended September 30, 2015.

As of the date of the settlement with the noteholders, the Company revalued the embedded derivative liability and recorded a loss on change in fair value of derivative liability of $143,383. For the period from December 31, 2014 to September 30, 2015, the Company decreased this derivative liability to $0.

(11)

NOTE 6 - DEBT DISCOUNT

The debt discount was recorded in 2015 and pertains to convertible debt issued that contains ratchet features that are required to be reported at fair value.

Debt discount is summarized as follows:

September 30, 2015
Debt discount as of December 31, 2014	$13,822
Amortization due to settlement	(13,822)
Debt discount as of March 31, 2015	—
Debt discount on May 8, 2015 Convertible note payable	$300,000
Accumulated amortization	(196,158)
Debt discount on notes payable	$103,482

Amortization of debt discount on notes payable for the nine months ended September 30, 2015 and September 30, 2014 was $196,158 and $289,345, respectively.

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

The Company signed a Forbearance Agreement on October 26, 2015. Details are in the Subsequent Event footnote.

As of September 30, 2015, the aggregate carrying value of the debentures was $196,518 net of debt discounts of $103,482.

NOTE 8 – STOCK OPTIONS

During the nine months ended September 30, 2015, the Company issued 300,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to Christopher Ryan the Chief Financial Officer of the Company.

During the nine months ended September 30, 2015, the Company recorded an option expense of $62,629 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

No stock options were exercised during the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2014, the Company recorded an option expense of $66,451 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.93% risk-free interest, 0% dividend yield, 210% volatility, and expected life of 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2015 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$0.19	200,000	2.25
	$0.155	200,000	3.25
	$0.14	250,000	3.25
	$0.115	300,000	2.00
	$0.11	600,000	4.75
	$0.070	7,500,000	2.00
$
	Exercisable
	$0.19	200,000	2.25
	$0.115	200,000	3.25
	$0.14	250,000	3.25
	$0.115	300,000	2.00
	$0.070	7,500,000	2.00

(12)

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

Due to related party is comprised of cash payments for operating expenses made by Worlds Online Inc. on behalf of Worlds Inc. The balance at September 30, 2015 is $42,560 and the balance on December 31, 2014 is $9,416.

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

See Part II Other Information, Item 1. Legal Proceedings for current status of Litigation.

NOTE 12 – SUBSEQUENT EVENT

The Company signed a Forbearance Agreement on October 26, 2015 for the 10% Convertible Debenture with the principal amount of $300,000 that was due November 8, 2015. The new maturity date of the debenture is May 8, 2016.

On October 30, 2015, the company entered into a new Debenture with the Lender, face amount of $405,000 having similar terms as the first Convertible Debenture with a maturity date of April 30, 2016. The debenture included a forbearance fee of $90,000 and had an original issue discount of 10%.

(13)

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

(14)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2015 and 2014 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenue is $0 for the three months ended September 30, 2015 and 2014. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended September 30, 2015 and 2014.

Selling general and administrative (S, G & A) expenses increased by $34,224 from $105,902 to $140,126 for the three months ended September 30, 2015. Increase is due to the activity around the patent litigation. Salaries and related increased by $6,577 to $54,702 from $48,125 for the three months ended September 30, 2015. Increase is due to the CEO’s salary based on the terms of his employment agreement.

For the three months ended September 30, 2015, the company had a gain on change in fair value of derivative liability of $281,265 and interest expense of $113,100. For the three months ended September 30, 2014, the company had a gain on change in fair value of derivative liability of $4,433 and interest expense of $43,966, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $26,664 for the three months ended September 30, 2015 compared to a loss of $193,560 in the three months ended September 30, 2014, a decreased loss of $166,896.

(15)

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue was $0 and $0 for the nine months ended September 30, 2015 and 2014. Revenue is $0 because the online business operations including the VIP subscription business has been transferred to Worlds Online Inc. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2015 and 2014.

Selling general and administrative expenses increased by $9,706, from $266,821 to $276,528 for the nine months ended September 30, 2015. Increase is due to greater overall level of activity surrounding the lawsuit.

Common stock issued for services rendered increased by $4,492 to $80,400 in 2015 compared to $75,908 for 2014. The Company incurred a broker fee in arranging for the funding during the period which was paid by the issuance of common stock. In 2014 there was one strategic business consulting and advice agreement for common stock.

Salaries and related increased by $14,006 to $166,794 from $152,788 for the nine months ended September 30, 2014. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

For the nine months ended September 30, 2015, the Company recorded an option expense of $62,629, equal to the estimated fair value of the options at the date of grants. The option expense was due to 600,000 options granted to the Company’s directors and an officer of the company. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. Christopher Ryan, an officer of the company received 300,000 options. For the nine months ended September 30, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The option expense was due to 450,000 options granted to the Company’s directors during the first quarter of 2014. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

For the nine months ended September 30, 2015 we had a loss on settlement of convertible notes of $2,336,035.

For the nine months ended September 30, 2015, the company had a loss on change in fair value of derivative liability of $28,666, interest expense of $226,945 and a derivative liabilities expense of $31,434. For the nine months ended September 30, 2014, the company had a loss on change in fair value of derivative liability of $153,771 and interest expense of $342,925 both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing we had a net loss of $3,239,430 for the nine months ended September 30, 2015 compared to a loss of $1,058,665 in the nine months ended September 30, 2014.

(16)

Liquidity and Capital Resources

At September 30, 2015, our cash and cash equivalents were $6,110. We raised an aggregate of $435,000 from issuing notes and convertible notes payable during the nine months ended September 30, 2015.

There were no capital expenditures in the nine months ended September 30, 2015.

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

Item 4. Controls And Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(17)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Judge Denise Casper of The U.S. District Court, District of Massachusetts has issued the Joint Pretrial Schedule for the Worlds Inc. vs. Activision Blizzard Inc. et al patent infringement lawsuit with the following dates:

1.	Fact discovery to be completed by 2/1/16.
2.	Opening expert reports by 3/1/16.
3.	Rebuttal expert reports by 4/1/16.
4.	Expert discovery to be completed by 4/22/16.
5.	Dispositive/Daubert Motions to be filed by 5/20/16.
6.	Opposition to Dispositive/Daubert Motions to be filed by 6/20/16.
7.	Reply ISO Dispositive/Daubert Motions to be filed by 7/11/16.
8.	Hearing on Dispositive/Daubert Motions set for 7/20/16 at 2:00PM.
9.	Initial Pretrial Conference set for 9/29/16 at 2:00PM.

On the Inter Party Review  matter before the Patent Trial Board (PTAB), the company has submitted Preliminary Response’s to the PTAB and anticipates a determination on whether a full review will be initiated before the end of the year.

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

Date: November 13, 2015

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