Form 10-K
period 2015-12-31
WORLDS INC
filed 2016-04-13
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☐ Large Accelerated Filer  ☐ Accelerated Filer ☐ Non-Accelerated Filer   ☒ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2015 (closing price was $0.11) was approximately $12,527,709.

As of April 12, 2016, 120,193,050 shares of the Issuer's Common Stock were outstanding.

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

As of December 31, 2015, we own an approximately 9.5% equity interest in Worlds Online.

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

(3)

Recent developments

On May 8, 2015, the Company issued convertible debentures to an accredited investor. The total principal amount of the debenture is $300,000 with maturity date of November 8, 2015 and a zero percent interest rate. The debenture is convertible into shares of the Company’s common stock at the lower of the fixed price ($0.89) or fifty five percent (55%) of the average of the three lowest trading price for 20 trading days prior to conversion.

The Company signed a Forbearance Agreement on October 26, 2015 for the 10% Convertible Debenture with the principal amount of $300,000 that was due November 8, 2015. The new maturity date of the debenture is May 8, 2016.

On October 30, 2015, the company entered into a new Debenture with the same Lender with a face amount of $405,000 having similar terms as the first Convertible Debenture with a maturity date of April 30, 2016. The debenture included a forbearance fee of $90,000 and had an original issue discount of 10%.

In April 2015 we issued six Promissory Notes totaling $135,000. One of the Promissory Notes in the amount $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company.

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

On March 24, 2016 we filed a preliminary proxy with the Securities and Exchange Commission seeking approval of, among other things, increasing our authorized common shares from 150 Million shares to 250 Million shares and to implement a reverse split in the range of 1:2 - 1:20.

(4)

Our Technology

We used our technology to produce three-dimensional portals and web sites. We believe that our core technology delivers a considerably faster frame rate for user experiences and, in some cases, a meaningful productivity increase in art production and integration over its previous generation production tools. Our technology permits the development of virtual worlds which have broad applications. These applications include but are not limited to:

• a virtual meeting place (such as a fan club);

• a 3D e-commerce store (where merchandise can be viewed in 3D and purchased online); and

• a virtual classroom (where content can be viewed via video streaming and then discussed in real time).

Our core technology has substantial elements written in Sun Microsystem's programming language, Java, including WorldsBrowser and WorldsShaper, so we expect that it can be made portable across Windows and UNIX Platforms because of Java's platform independence.

Our core technology includes:

•	WorldsShaper: WorldsShaper is the visual authoring component of our platform. It allows for quick assembly of pieces to create multi-user, shared state, virtual worlds. The WorldsShaper is an advanced compositing 3D building tool that integrates pre-existing or custom content, such as 3D models, textures or images created in Adobe's Photoshop, or midi or wave sound files, with architectural geometry and interactive behaviors and actions written in Java. The architectural building blocks for creating 3D worlds, the flexibility and power of integrating professional modeling and imaging tools, and the extensibility via Java make the WorldsShaper a tool well-suited for rapid creation of 3D environments.

•	WorldsServer: WorldsServer is the scalable software that we use to control and operate our on-line virtual communities. WorldsServer manages the registration and authentication of users, the locations of users within the 3D environment, the physical structure of the 3D environment, all information regarding objects that are "shared" by the participants and any of the interactions between the users such as text chat. This platform also integrates an HTTP server for the delivery of other content such as audio and video streaming and secure e-commerce applications.

•	WorldsBrowser: WorldsBrowser is used to access the 3D environments. The browser is optimized for speed, delivering relatively fast frame rates per second in highly textured virtual 3D worlds.

•	WorldsPlayer™: The WorldsPlayer allows users to view and experience our multi-user, interactive technology. Any world created with the WorldsShaper will be viewable and navigable with the WorldsPlayer. The WorldsPlayer has a high frame rate for fast, quality graphics, an easy-to-use graphic user interface, 2D web browser integration, automatic upgrade capability over the internet and a complete communication tool set including text chat, voice-to-voice chat, e-mail and animation.

•	Worlds Gamma Libraries: The Worlds Gamma Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors.

(5)

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

(6)

Employees

As of December 31, 2015, we had one full time employee, our president, Thomas Kidrin, who divided his time between us and Worlds Online.

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

(7)

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

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2015, we had only limited cash or cash equivalents. Accordingly, if we do not develop sources of revenues from our patent portfolio, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

(8)

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

(9)

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

(10)

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

While we currently have 120,193,050 shares of common stock outstanding, we are authorized to issue up to 150,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval. In the event the shareholders approve the Company’s proposals to increase the authorized capital and/or a reverse split, the risk described above will be heightened even more.

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

(11)

The exercise or conversion of outstanding options into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of March 15, 2016, there are outstanding options and warrants to purchase an aggregate of 9,350,000  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

(12)

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

Year Ended December 31, 2015:	High	Low
First quarter	$0.19	$0.12
Second quarter	$0.15	$0.08
Third quarter	$0.13	$0.06
Fourth quarter	$0.09	$0.02

Year Ended December 31, 2014:	High	Low
First quarter	$0.26	$0.13
Second quarter	$0.21	$0.13
Third quarter	$0.26	$0.15
Fourth quarter	$0.21	$0.14

Holders

As of December 31, 2015, we had 618 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

On May 8, 2015, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $300,000 with a maturity date of November 8, 2015 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at the lower of the fixed price ($0.89) or fifty five percent (55%) of the average if the three lower trading price for 20 trading days prior to conversion.

The Company signed a Forbearance Agreement on October 26, 2015 for the 10% Convertible Debenture with the principal amount of $300,000 that was due November 8, 2015. The new maturity date of the debenture is May 8, 2016.

On October 30, 2015, the company entered into a new Debenture with the same Lender, face amount of $405,000 having similar terms as the first Convertible Debenture with a maturity date of April 30, 2016. The debenture included a forbearance fee of $90,000 and had an original issue discount of 10%.

The Company issued promissory notes in the amount of $135,000 during the year ended December 31, 2015. One of the Promissory Notes in the amount $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

All of these issuances were exempt from registration in as much as they were all sold to accredited investors in private offerings without the use of advertising.

(13)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	9,050,000		$0.40	15,950,000
Equity compensation plans not approved by stockholders	0	$	N/A	—
Total	9,050,000		$0.40	15,950,000

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

(14)

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

(15)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2015 and 2014 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spinoff are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.  Inasmuch as the expiration date on the Company’s patents is November 16, 2016, the Company does not expect any material amount of revenues from sublicense.

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenue was $0 for the years ended December 31, 2015 and 2014.  All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the years ended December 31, 2015 and 2014.

Selling general and administrative (S, G & A) expenses decreased by $67,988 from $455,613 to $387,625 for the year ended December 31, 2015.  Expenses are primarily professional fees and business consulting including broker fees. Expenses decreased during the year due to the decrease in activity related to financings of the Company and all the activity surrounding those financings which inflated SG&A expenses in 2014.

Salaries and related expenses increased by $9,153 to $225,025 from $215,872 for the year ended December 31, 2015. Increase is primarily due to the CEO working under an employment agreement whereby he is to receive a 10% increase each year.

Common stock issued for services rendered increased by $34,492 to $110,400 in 2014 compared to $75,908 in 2014. Increase is due to a strategic business consulting agreement valued at a slightly greater expense than in 2014.

For the year ended December 31, 2015, the Company recorded an option expense of $47,007, equal to the estimated fair value of the options at the date of grants. The option expense was due to 600,000 options granted to the Company’s directors and an officer of the company. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. Christopher Ryan, an officer of the company received 300,000 options. For the year ended December 31, 2014, the Company recorded an option expense of $66,451, equal to the estimated fair value of the options at the date of grants. The option expense was due to 450,000 options granted to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2014. Edward Gildea joined the board on January 10, 2014 and received an additional 150,000 options for joining the Company’s board.

For the year ended December 31, 2015 we had a loss on settlement of convertible notes of $2,313,151.

For the year ended December 31, 2015, the Company had a loss on change in fair value of derivative liability of $761,722 and interest expense of $61,935. For the year ended December 31, 2014, the Company had a gain on change in fair value of derivative liability of $199,102 and interest expense of $358,835. For the year ended December 31, 2015, the Company had a debt issuance expense of $130,500 related to the two debentures signed during the year.

As a result of the foregoing, we realized a net loss of $4,037,365 for the year ended December 31, 2015 compared to a loss of $982,577 in the year ended December 31, 2014, an increase in net losses of $2,969,236.

(16)

Liquidity and Capital Resources

At December 31, 2015, our cash and cash equivalents were $26,298. We raised an aggregate of $479,000 from issuing notes and convertible notes payable during the year ended December 31, 2015.

Our cash and cash equivalents were $27,661 at December 31, 2014. We raised an aggregate of $100,000 from issuing notes payable during the year ended December 31, 2014.

No capital expenditures were made in 2015 or 2014.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in connection with the exploration of new business lines.

The funds raised in our 2015 and 2014 financings were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Subsequent Events

The company received an additional $56,500 in January and February under the Convertible Debenture signed on October 30, 2015 with the face amount of $405,000.

We issued promissory notes in the amount of $140,000 during January and February of 2016. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 12 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

The convertible debt holder converted $125,000 worth of debentures for 11,271,666 shares of common stock during the first quarter of 2016.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(17)

(18)

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

To the Board of Directors and

Stockholders of Worlds Inc.

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2015 and 2014 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2015 and 2014 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

F/K/A/ Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 11, 2016

www.llcpas.net

(19)

Worlds Inc.
Balance Sheets
December 31, 2015 and December 31, 2014
	Audited	Audited
	December 31, 2015	December 31, 2014

ASSETS:
Current Assets
Cash and cash equivalents	$26,298	$27,661

Total Current Assets	26,298	27,661

Total assets	$26,298	$27,661

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,335,074	2,287,977
Due to related party	36,310	9,416
Derivative liability	415,706	426,591
Notes payable - related party	50,000	50,000
Notes payable	773,279	773,279
Notes payables	410,000	275,000
Convertible notes payable (net of $21,000 and $13,822 discount at December 31, 2015 and 2014, respectively)	349,500	11,803

Total Current Liabilities	5,167,777	4,631,973

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 150,000,000 shares, issued and outstanding 120,193,050 and 96,851,941 at December 31, 2015 and December 31, 2014, respectively)	120,193	96,852
Common stock subscribed but not yet issued 750,000 and 0 at December 31, 2015 and December 31, 2014, respectively)	750	—
Additional paid in capital	34,908,856	31,409,427
Common stock - warrants	97,869	97,869
Accumulated deficit	(40,245,826)	(36,208,461)
Total stockholders deficit	(5,141,478)	(4,604,312)

Total Liabilities and stockholders' deficit	$26,298	$27,661

The accompanying notes are an integral part of these financial statements

(20)

Worlds Inc.
Statements of Operations
Years Ended December 31, 2015 and 2014
	Audited	Audited
	2015	2014

Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option Expense	47,007	66,451
Bad debt expense		2,000
Common Stock issued for services rendered	110,400	75,908
Selling, General & Admin.	387,625	455,613
Salaries and related	225,025	215,872
Operating loss	(700,057)	(815,844)

Other Income (Expense)
Loss on settlement of convertible notes	(2,313,151)	—
Gain (Loss) on change in fair value of derivative liability	(761,722)	199,102
Impairment loss on intangible asset	—	(7,000)
Interest Expense	(61,935)	(358,835)
Debt issuance expense	(130,500)	—
Net Income/(Loss)	$(4,037,365)	$(982,577)

Weighted Average Loss per share	$(0.04)	$(0.01)
Weighted Average Common Shares Outstanding	111,597,071	95,756,447

The accompanying notes are an integral part of these financial statements

(21)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014
						Common	Common
						Shares	Stock			Total
	Common	Common	Additional	Common		Subscribed	Subscribed			stockholders'
	stock	stock	Paid-in	stock	Subscription	but not	but not	Deferred	Accumulated	equity
	Shares	Amount	capital	Warrants	Receivable	Issued	Issued	compensation	Deficit	(deficit)

Balances, December 31, 2013	93,209,823	$93,210	$30,287,412	$97,869	$—	—	$(0)	$(12,609)	$(35,225,884)	$(4,760,002)

Conversion of note payable to common stock	3,128,592	3,129	421,246							424,375
Issuance of common stock for services rendered	450,000	450	62,850							63,300
Stock issued for accrued expense	63,526	64	9,561							9,625
Adjustment to derivative liability for value of conversion			561,907							561,907
Amortization of Deferred Compensation								12,609		12,609
Issuance of stock options			66,451							66,451
Net loss									(982,577)	(982,577)
Balances, December 31, 2014	96,851,941	$96,852	$31,409,427	$97,869	$—	—	$—	$—	$(36,208,461)	$(4,604,312)

Conversion of note payable to common stock	6,746,356	6,746	143,254							150,000
Issuance of common stock for services rendered	804,000	804	108,846			750,000	750			110,400
Stock issued for accrued expense	182,057	182	24,324							24,506
Adjustment to derivative liability for value of conversion			202,633							202,633
Settlement of convertible notes	15,608,696	15,609	2,950,044							2,965,653
Issuance of stock options			47,007							47,007
Net loss									(4,037,365)	(4,037,365)
Balances, December 31, 2015	120,193,050	$120,193	$34,885,535	$97,869	$—	750,000	$750	$—	$(40,245,826)	$(5,141,478)

The accompanying notes are an integral part of these financial statements

(22)

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2015 and 2014
	Audited	Audited
	12/31/15	12/31/14
Cash flows from operating activities:
Net (loss)	$(4,037,365)	$(982,577)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	2,313,151	—
Fair value of stock options issued	47,007	66,451
Common stock issued for services rendered	110,400	75,908
Amortization of discount to note payable	144,322	318,642
Bad debt expense	—	2,000
Impairment loss on intangible expense	—	7,000
Changes in fair value of derivative liabilities	761,722	(199,102)
Accounts payable and accrued expenses	153,504	310,876
Due from/to related party	26,894	305,328
Net cash (used in) operating activities:	(480,365)	(95,473)

Cash flows from financing activities
Proceeds from issuance of note payable	110,000	50,000
Proceeds from issuance of note payable - related party		50,000
Proceeds from convertible note payable	369,000	—
Cash contribution	—	1,000
Net cash provided by financing activities	479,000	101,000

Net increase/(decrease) in cash and cash equivalents	(1,365)	5,527

Cash and cash equivalents, including restricted, beginning of year	27,661	22,132

Cash and cash equivalents, including restricted, end of period	$26,298	$27,661

Non-cash financing activities
Issuance of 15,608,696 shares of common stock to retire notes payable and warrant	629,181	—
Issuance of 6,746,356 shares of common stock to retire convertible notes payable	150,000	—
Issuance of 182,057 shares of Common stock to retire accrued expense	24,506
Converting 25,000 of accrued expense to promissory note	25,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(23)

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

(24)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2015 and 2014.

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

(25)

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2015 and 2014. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will have to repay those notes.

The company has an additional $410,000 and $275,000 in notes, and $349,500 (net of $21,000 discount) and $11,803 in convertible notes outstanding at December 31, 2015 and 2014, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2015, there were 9,050,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2015. The options and warrants may dilute future earnings per share.

(26)

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2015, and 2014 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2015 or 2014.

(27)

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

(28)

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

NOTE 3 - CAPITAL STOCK

During the year ended December 31, 2015, the company issued 15,608,696 common shares to the Class C Note holders in order to terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Notes. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares.

During the year ended December 31, 2015, the Company issued an aggregate of 804,000 shares of common stock as payment for services rendered, an aggregate value of $80,400

During the year ended December 31, 2015, the Company issued 182,057 shares to an officer of the company as payment for an accrued expense in the amount of $24,506.07.

During the year ended December 31, 2015, the Company issued 6,746,356 shares of common stock by converting $150,000 of the principal of convertible notes payable.

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

(29)

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

The Notes are classified as a derivative liability and not a note payable, see Note 9 below.

Notes payable at December 31, 2015 consist of the following:

Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049

Promissory notes	$410,000
Notes Payable - related party	$50,000
Total current	$1,233,279

2015	$1,233,279
2016	$-0-
2017	$-0-
2018	$-0-
2019	$-0-
$1,233,279

We issued promissory notes in the amount of $135,000 during the year ended December 31, 2015. One of the promissory notes in the amount of $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

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

We had issued promissory notes in the amount of $275,000 during the year ended December 31, 2014. One of the promissory notes in the amount $50,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The promissory notes carry the same terms as the notes issued in 2015.

(30)

NOTE 5 - CONVERTIBLE DEBENTURES

On May 8, 2015, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $300,000 with a maturity date of November 8, 2015 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at the lower of the fixed price ($0.89) or fifty five percent (55%) of the average if the three lower trading price for 20 trading days prior to conversion.

The Company signed a Forbearance Agreement on October 26, 2015 for the 10% Convertible Debenture with the principal amount of $300,000 that was due November 8, 2015. The new maturity date of the debenture is May 8, 2016.

On October 30, 2015, the company entered into a new Debenture with the same Lender, with a face amount of $405,000 having similar terms as the first Convertible Debenture with a maturity date of April 30, 2016. The debenture included a forbearance fee of $90,000 and had an original issue discount of 10%.

During the year ended December 31, 2015, the Company issued 6,746,356 shares of common stock by converting $150,000 of the principal of convertible notes payable.

As of December 31, 2015, the aggregate carrying value of the debentures was $370,500.

NOTE 6 - DEBT DISCOUNT

The debt discount was recorded in 2015 and pertains to convertible debt issued that contains ratchet features that are required to be reported at fair value.

Debt discount is summarized as follows:

September 30, 2015
Debt discount as of December 31, 2014	$13,822
Debt issuance cost during 2015	(151,500)
Amortization due to settlement	(13,822)
Amortization of debt issuance cost during 2015	(130,500)
Debt discount as of December 31, 2015	$21,000

Amortization of debt discount on notes payable for the year ended December 31, 2015 and December 31, 2014 was $144,322 and $318,642, respectively.

(31)

NOTE 7 - DERIVATIVE LIABILITIES

(A)	Convertible Notes Issued in May 8, 2015

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt and warrants is summarized as follow:

Derivative Liabilities
Fair value at the commitment date-November 8, 2015	$446,282
Fair value mark to market adjustment	(18,698)
Reclassified to Additional paid in capital due to conversion	(202,633)
Balances as of December 31, 2015	224,951

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	183%	183%
Expected term	0.5 years	0.45years
Risk free interest rate	0.34%	0.49%

(B)	Settlement of Derivative Liabilities

On January 23, 2015 we entered into an agreement with Hudson Bay IP Opportunities Master Fund LP to, among other things, terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Note, provide for mutual releases and our delivery of eight million shares of our common stock, of which seven million shares will be subject to certain volume limitations upon resale. In order to have sufficient shares to deliver, we implemented the previously authorized amendment to our certificate of incorporation and increased our authorized common stock to one hundred fifty million shares. We entered into essentially similar agreements with the other holders of our Class C Notes, albeit for less shares. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,313,151 during the year ended December 31, 2015.

(32)

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

(33)

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
3/20/2013	$546,119	3.0	$0.326	$0.465	238%	0.0038

During the year ended December 31, 2015 the Company settled a lawsuit brought forth by the note holders, effectively terminating and canceling all remaining agreements, warrants and notes. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,336,035 during the year ended December 31, 2015.

As of the date of the settlement with the noteholders, the Company revalued the embedded derivative liability and recorded a loss on change in fair value of derivative liability of $143,383. For the period from December 31, 2014 to December 31, 2015, the Company decreased this derivative liability to $0.

(C) Options identified as derivative liability

The Company identified options issued to directors and officers are a derivative liability due to a lack of number of authorized shares to cover all the options issued by the Company if they are all exercised as of December 31, 2015.

Therefore, the fair value of the options have been recorded as liabilities on the balance sheet. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities was determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

As a result of the application of ASC No. 815, the fair value of the options is summarized as follow:

Derivative Liabilities
Fair value at the commitment date - November 8, 2015	$468,814
Fair value mark to market adjustment	(278,059)
Balances as of December 31, 2015	190,755

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	183%	208%
Expected term	1.89 - 4.64 years	1.75 - 4.5years
Risk free interest rate	0.89 – 1.75%	1.06% - 1.76%

(34)

NOTE 8 – STOCK OPTIONS

On December 31, 2015, the Company had convertible promissory notes entitled to be converted at a discount to market price. As a result, the existing 8,450,000 exercisable options shall be reclassified from equity to liabilities. Please refer to Note 7 for further discussion.

During the year ended December 31, 2015, the Company issued 300,000 options to the Company’s directors. The directors, Bernard Stolar, Robert Fireman and Edward Gildea each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to Christopher Ryan the Chief Financial Officer of the Company.

During the year ended December 31, 2015, the Company recorded an option expense of $47,007 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

No stock options were exercised during the year ended December 31, 2015.

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

During the year ended December 31, 2014, the Company recorded an option expense of $66,451 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 0.93% risk-free interest, 0% dividend yield, 210% volatility, and expected life of 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2015 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$0.19	200,000	2.00
	$0.155	200,000	3.00
	$0.14	250,000	3.00
	$0.115	300,000	1.75
	$0.11	300,000	4.50
	$0.03	300,000	4.50
	$0.070	7,500,000	1.75
$
	Exercisable
	$0.19	200,000	2.00
	$0.155	200,000	3.00
	$0.14	250,000	3.00
	$0.115	300,000	1.75
	$0.070	7,500,000	1.75

(35)

NOTE 9 - INCOME TAXES

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2035.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2015 and 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $15,695,872 less a valuation allowance in the amount of approximately $15,695,872. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,575,000 and $383,000 for the years ended December 31, 2015 and 2014, respectively.

The Company’s total deferred tax asset as of December 31, 2015 is as follows:

Net operating loss carry forwards	$$15,695,872
Valuation allowance	($15,695,872)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

(36)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - RELATED PARTY TRANSACTIONS

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

Due to related party is comprised of cash payments for operating expenses made by worlds Online Inc. on behalf of Worlds Inc. The balance at December 31, 2015 is $36,310 and at December 31, 2014 is $9,416.

During 2014, we issued a promissory note to a related party, the CEO, Thom Kidrin in the amount of $50,000. The promissory note carry the same terms as all the other notes issued.

NOTE 12 - PATENTS

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

NOTE 13 - SUBSEQUENT EVENT

The company received an additional $56,500 in January and February under the Convertible Debenture signed on October 30, 2015 with the face amount of $405,000.

We issued promissory notes in the amount of $140,000 during January and February of 2016. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 12 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s).

The convertible debt holder converted $125,000 worth of debentures for 11,271,666 shares of common stock during the first quarter of 2016.

(37)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015 our disclosure controls and procedures were effective inasmuch as the previous weakness was identified and corrected. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(38)

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective at December 31, 2015 at the reasonable assurance level.

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

(39)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	63	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	55	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	69	Director
Robert Fireman	67	Director
Edward Gildea	63	Director

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

(40)

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

The board of directors did not meet during 2015 but acted by written consent five times during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment (“MSJ”) hearing that allowed the company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (collectively, “Activision”). The MSJ hearing held October 17, 2013 addressed Activision's dispute of the company's November patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references our November 1995 provisional patent application and confirms our 1995 priority date. A Markman hearing was held October 3, 2014 to address various aspects of the infringement suit claims and how the words in the 11 disputed “constructions” in the claims should be construed for jury consideration. The additional purpose was for the court to determine the meaning and intent of the language used in the claims. On May 26, 2015, Bungie Inc., a developer of the video game Destiny distributed by Activision filed a petition for an Inter Party Review (IPR) at the USPTO seeking to invalidate Worlds’ patents. On June 26, 2015, U.S. District Judge Denise J. Casper issued a Markman order upholding claim construction of Worlds’ major patent claims. On November 30, 2015 the USPTO instituted IPR on Worlds’ patents as filed by Bungie Inc. Worlds filed its formal response on March 15, 2016 and oral arguments before the Patent Trial and Appeal Board is scheduled for August 10, 2016 with a final ruling to issue by November 30, 2016. On February 11, 2016  U.S. District Judge Denise J. Casper entered order granting Motion to Stay pending IPR proceedings for 3 months. Counsel are to file a joint status report by May 11, 2016.

(41)

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2015.  Except as disclosed below, we believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.  Each of our directors and one officer did not timely file one Form 4.

(42)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2015, and 2014, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2015	$91,578	(3)						$91,578	(3)
	2014	$125,482							$125,482

Chris Ryan, CFO	2015					31,244		$10,000	$41,244
	2014

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

(43)

Stock Option Grants

The following table sets forth information as of December 31, 2015 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2015

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	7,500,000	0	0	$0.070	09-30-17

Christopher Ryan	300,000	0	0	$0.115	09-30-17
Christopher Ryan		300,000		$0.110	06-29-20

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2015 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Bernard Stolar	0	0	10,462		10,462
Robert Fireman	0	0	10,462		10,462
Edward Gildea	0	0	10,462		10,462

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2015 fiscal year for the fair value of stock options granted to the named director in fiscal year 2015, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(44)

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

(45)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 20, 2016, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 120,193,050 shares of common stock outstanding as of March 20, 2016.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 20, 2016

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	12,990,000(3)	10.3%
Christopher Ryan	1,669,076 (4)	1.4%
Robert Fireman	664,484 (5)	*
Bernard Stolar	400,000(5)	*
Edward Gildea	350,000(6)	*
Steven Chrust	6,023,661	5.1%
All directors and executive officers as a group (one person)	16,073,560 (7)

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(4) Includes 300,000 currently exercisable stock options and 300,000 options not currently exercisable.

(5) Consists of 300,000 options which are currently exercisable and 100,000 options which are not currently exercisable.

(6) Consists of 350,000 stock options, 250,000 of which are currently exercisable and 100,000 options which are not currently exercisable.

(7) Includes 8,750,000 currently exercisable stock options.

(46)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, L&L CPAS, P.A. (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2015 and 2014. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2015		2014
	L&L		L&L

Audit Fees (1)	$26,500	(2)	$26,500
Audit-Related Fees (3)	15,000		15,000
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$43,000		$43,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for L&L in 2015 and 2014 relate to (i) the audit of our annual financial statements for the years ended December 31, 2015 and 2014, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2015 and 2014.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(47)

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by L&L CPAS, P.A. were pre-approved by our Board of Directors.

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

(48)

ITEM 15. EXHIBITS .

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant date as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011.
(f)	Filed previously as an exhibit to regisrtant current report on from 8K filed on March 15, 2013 and in coporated herein by referenced.

** Filed herewith

(49)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2016	WORLDS INC.
(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	April 12, 2016

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 12, 2016

/s/ Bernard Stolar Bernard Stolar	Director	April 12, 2016

/s/ Robert Fireman Robert Fireman	Director	April 12, 2016

/s/ Edward Gildea Edward Gildea	Director	April 12, 2016

(50)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011.

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced.

** Filed herewith

(51)