Form 10-Q
period 2016-03-31
WORLDS INC
filed 2016-05-16
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

As of May 10, 2016, 137,489,686 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2016 and December 31, 2015
	Unaudited	Audited
	March 31, 2016	December 31, 2015

ASSETS:
Current Assets
Cash and cash equivalents	$49,921	$26,298

Total Current Assets	49,921	26,298

Total assets	$49,921	$26,298

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,321,429	2,249,523
Due to related party	15,177	36,310
Derivative liability	147,876	415,706
Notes payable	773,279	773,279
Notes Payables	600,000	460,000
Convertible notes payable	306,000	349,500

Total Current Liabilities	4,961,668	5,082,226

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 150,000,000 shares, issued and outstanding 131,464,716 and 120,193,050 at March 31, 2016 and December 31, 2015, respectively)	131,465	120,193
Common stock subscribed but not yet issued 750,000 at March 31, 2016 and December 31, 2015, respectively)	750	750
Additional paid in capital	35,155,780	34,885,535
Common stock-warrants	97,869	97,869
Accumulated deficit	(40,297,610)	(40,160,275)
Total stockholders deficit	(4,911,746)	(5,055,927)

Total Liabilities and stockholders' deficit	$49,921	$26,298

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2016 and 2015

	Unaudited	Unaudited
	3/31/16	3/31/15

Revenues
Revenue	$—	$—

Total Revenue

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Selling, General & Admin.	179,457	75,408
Salaries and related	58,231	52,938

Operating loss	(237,688)	(128,345)

Other Income (Expense)
Loss on settlement of convertible notes	—	(2,336,035)
Gain (Loss) on change in fair value of derivative liability	111,314	(143,383)
Interest Expense	(10,961)	(18,950)
Net Income/(Loss)	$(137,335)	$(2,626,713)

Weighted Average Loss per share	$ **	$(0.03)
Weighted Average Common Shares Outstanding	122,817,967	104,972,714

** Less than $0.01

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015

	Unaudited	Unaudited
	3/31/16	3/31/15
Cash flows from operating activities:
Net (loss)	$(137,335)	$(2,626,713)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	—	2,336,035
Amortization of discount to note payable	—	13,822
Changes in fair value of derivative liabilities	(111,314)	143,383
Accounts payable and accrued expenses	71,906	60,315
Due from/to related party	(21,133)	56,704
Net cash (used in) operating activities:	(197,876)	(16,454)

Cash flows from financing activities
Proceeds from issuance of note payable	140,000	—
Proceeds from convertible note payable	81,500	—
Net cash provided by financing activities	221,500	—

Net increase/(decrease) in cash and cash equivalents	23,622	(16,454)

Cash and cash equivalents, including restricted, beginning of year	26,298	27,661

Cash and cash equivalents, including restricted, end of period	$49,921	$11,208

Non-cash financing activities
Issuance of 11,271,666 shares of common stock to retire convertible notes payable	125,000	—
Issuance of Common stocks to retire notes payable and warrant		629,181

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2016

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations. The Company will require substantial additional funds for development and enforcement of its patent portfolio. There can be no assurance that the Company will be able to obtain the substantial additional capital resources to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. As the company has focused its attention on increasing its patent portfolio and enforcing it, the Company has been operating at a significantly reduced capacity, with only one full time employee, performing primarily consulting services and licensing software and using consultants to perform any additional work that may be required.

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

(6)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2016 and 2015.

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

(7)

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2016 and 2015. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will have to repay those notes.

The company has an additional $600,000 and $460,000 in notes, and $306,000 and $349,500 (net of $21,000 discount) in convertible notes outstanding at March 31, 2016 and December 31, 2015, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2016, there were 9,050,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2016. The options and warrants may dilute future earnings per share.

(8)

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2016, and 2015 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2016 or 2015 respectively.

(9)

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

(10)

 NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company has had periods where it had only minimal revenues from operations. There can be no assurance that the Company will be able to obtain the additional capital resources to fully implement its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company is pursuing sources of additional financing and there can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to completely reduce and/or cease operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - EQUITY

During the three months ended March 31, 2016, the Company issued 11,271,666 shares of common stock by converting $125,000 of the principal of convertible notes payable.

During the three months ended March 31, 2015, the company issued 15,608,696 common shares to the Class C Note holders in order to terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Notes.

NOTE 4 - NOTES PAYABLE

The Notes are classified as a derivative liability and not a note payable, see Note 9 below.

Notes payable at March 31, 2016 consist of the following:
Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$550,000
Notes Payable - related party	$50,000
Total notes	$1,373,279
2016	$863,279
2017	$510,000
2018	$-0-
2019	$-0-
2020	$-0-
$1,373,279

We issued promissory notes in the amount of $140,000 during the three months ended March 31, 2016. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s). The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company form $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

We issued promissory notes in the amount of $135,000 during the year ended December 31, 2015. One of the promissory notes in the amount of $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The notes carry the same terms as those issued in 2016.

(11)

NOTE 5 - CONVERTIBLE DEBENTURES

On May 8, 2015, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures was $300,000 with a maturity date of November 8, 2015 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at the lower of the fixed price ($0.89) or fifty five percent (55%) of the average if the three lower trading price for 20 trading days prior to conversion.

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

During the three months ended March 31, 2016, the Company issued 11,271,666 shares of common stock by converting $125,000 of the principal of convertible notes payable.

During the year ended December 31, 2015, the Company issued 6,746,356 shares of common stock by converting $150,000 of the principal of convertible notes payable.

As of March 31, 2016, the aggregate carrying value of the debentures was $327,000. As of December 31, 2015, the aggregate carrying value of the debentures was $370,500.

NOTE 6 - DERIVATIVE LIABILITIES

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

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Derivative Liabilities
Balances as of December 31, 2015	$224,951
Changes in derivative liabilities	(22,080)
Reclassified to Additional paid in capital due to conversion	(156,517)
Balances as of March 31, 2016	46,354

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2016:

	Remeasurement Date
Expected dividends	0%
Expected volatility	191%
Expected term	0.167	years
Risk free interest rate	0.38%

Derivative Liabilities
Fair value at the commitment date-November 8, 2015	$446,282
Fair value mark to market adjustment	(18,698)
Reclassified to Additional paid in capital due to conversion	(202,633)
Balances as of December 31, 2015	224,951

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date		Remeasurement Date
Expected dividends	0%		0%
Expected volatility	183%		183%
Expected term	0.5	years	0.45	years
Risk free interest rate	0.34%		0.49%

(12)

(B)	Settlement of Derivative Liabilities

During the three month ended March 31, 2015 the Company settled a lawsuit brought forth by the note holders, effectively terminating and canceling all remaining agreements, warrants and notes. As a result of the settlement, the company recorded a loss on settlement of convertible notes of $2,336,035 during the year ended December 31, 2015.

As of the date of the settlement with the noteholders, the Company revalued the embedded derivative liability and recorded a loss on change in fair value of derivative liability of $143,383.

(C)	Options identified as derivative liability

The Company identified options issued to directors and officers are a derivative liability due to a lack of number of authorized shares to cover all the options issued by the Company if they are all exercised as of March 31, 2016 and December 31, 2015.

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

As a result of the application of ASC No. 815, the fair value of the options is summarized as follow:

Derivative Liabilities
Balances as of December 31, 2015	$190,755
Fair value mark to market adjustment	(89,234)
Balances as of March 31, 2016	101,521

The fair value at the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2016:

	Remeasurement Date
Expected dividends	0%
Expected volatility	200%
Expected term	1.50 - 4.25	years
Risk free interest rate	0.38%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities as of December 31, 2015 were:

Derivative Liabilities
Fair value at the commitment date - November 8, 2015	$468,814
Fair value mark to market adjustment	(278,059)
Balances as of December 31, 2015	190,755

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date		Remeasurement Date
Expected dividends	0%		0%
Expected volatility	183%		208%
Expected term	1.89 - 4.64	years	1.75 - 4.5	years
Risk free interest rate	0.89 – 1.75%		1.06% - 1.76%

(13)

NOTE 7 – STOCK OPTIONS

On March 31, 2016, the Company had convertible promissory notes entitled to be converted at a discount to market price. As a result, the existing 8,450,000 exercisable options shall be reclassified from equity to liabilities. Please refer to Note 6 for further discussion.

No stock options were issued during the three months ended March 31, 2016 and no stock options were exercised during the three months ended March 31, 2016.

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

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2016 are as follows:

Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years

	Outstanding
	$0.19	200,000	1.75
	$0.155	200,000	2.75
	$0.14	250,000	2.75
	$0.115	300,000	1.50
	$0.11	300,000	4.25
	$0.03	300,000	4.25
	$0.070	7,500,000	1.50
$
	Exercisable
	$0.19	200,000	1.75
	$0.155	200,000	2.75
	$0.14	250,000	2.75
	$0.115	300,000	1.50
	$0.070	7,500,000	1.50

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

(14)

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

Due to related party is comprised of cash payments for operating expenses made by worlds Online Inc. on behalf of Worlds Inc. The balance at March 31, 2016 is $15,177 and the balance on December 31, 2015 is $36,310.

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

NOTE 11 - SUBSEQUENT EVENT

The convertible debt holder converted $25,000 worth of debentures for 2,976,190 shares of common stock during April of 2016.

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

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, and more recently to protect, increase and enforce our patent portfolio.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

(16)

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2016 and 2015 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers, which appears unlikely at this time, and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue is $0 for the three months ended March 31, 2016 and 2015. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended March 31, 2016 and 2015.

Selling general and administrative (SG&A) expenses increased by $104,049 from $75,408 to $179,457 for the three months ended March 31, 2015 and 2016, respectively. Increase is due to legal and other fees related to the patent litigation.

Salaries and related increased by $5,294 to $58,231 from $52,938 for the three months ended March 31, 2016 and 2015, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his employment agreement.

For the three months ended March 31, 2016, the company had a gain on change in fair value of derivative liability of $111,314 and interest expense of $10,961. For the three months ended March 31, 2015, the company had a loss on change in fair value of derivative liability of $143,383 and interest expense of $18,950, both related to the issuance of the senior secured convertible notes that are required to be recorded as a derivative liability.

For the three months ended March 31, 2015 we had a loss on settlement of convertible notes of $2,336,035.

As a result of the foregoing, we realized a net loss of $137,335 for the three months ended March 31, 2016 compared to a net loss of $2,626,713 in the three months ended March 31, 2015.

(17)

Liquidity and Capital Resources

At March 31, 2016, our cash and cash equivalents were $49,921.  During the three months ended March 31, 2016, we raised an aggregate of $140,000 from issuing notes payable. An additional $81,500 was raised from the convertible note payable. We were unable to raise any funds during the three months ended March 31, 2015.

There were no capital expenditures in the three months ended March 31, 2016 or in the three months ended March 31, 2015.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in promotion and advertising and in connection with the exploration of new business lines.

The funds raised in our 2016 and 2015 financings were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2015 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we raised an aggregate of $140,000 from issuing notes payable to accredited investors in an exempt private offering without the use of public advertising or the payment of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

(19)

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

(20)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 16, 2016

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

(21)

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

(22)