Form 10-Q
period 2016-06-30
WORLDS INC
filed 2016-08-11
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

As of August 8, 2016, 210,156,148 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2016 and December 31, 2015
	Unaudited	Audited
	June 30, 2016	December 31,2015
ASSETS:
Current Assets
Cash and cash equivalents	$16,642	$26,298

Total Current Assets	16,642	26,298

Total assets	$16,642	$26,298

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,395,577	2,249,523
Due to related party	8,296	36,310
Derivative liability	446,972	415,706
Notes payable	773,279	773,279
Notes Payables	750,000	460,000
Convertible notes payable	185,174	349,500

Total Current Liabilities	5,357,207	5,082,226

Stockholders' (Deficit)
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 154,359,714 and 120,193,050 at June 30, 2016 and December 31, 2015, respectively)	154,360	120,193
Common stock subscribed but not yet issued 750,000 at June 30, 2016 and December 31, 2015, respectively)	750	750
Additional paid in capital	35,576,313	34,885,535
Common stock-warrants	97,869	97,869
Accumulated deficit	(41,169,856)	(40,160,275)
Total stockholders' deficit	(5,340,564)	(5,055,927)

Total Liabilities and stockholders' deficit	$16,642	$26,298

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Six Months and Three Months Ended June 30, 2016 and 2015

	Unaudited		Unaudited
	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015

Revenues
Revenue	$—	$—	$—	$—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—		—

Gross Profit/(Loss)	—	—	—	—

Option Expense	—	62,629	—	62,629
Common Stock issued for services rendered	—	80,400	—	80,400
Selling, General & Admin.	402,808	136,401	223,351	60,993
Salaries and related	116,463	112,092	58,231	59,154

Operating loss	(519,271)	(391,522)	(281,583)	(263,177)

Other Income (Expense)
Loss on settlement of convertible notes	—	(2,336,035)	—	—
Gain (Loss) on change in fair value of derivative liability	(436,051)	(309,931)	(547,365)	(197,982)
Derivative liabilities expense	—	(31,434)	—	—
Interest Expense	(54,259)	(143,844)	(43,298)	(124,894)
Net Income/(Loss)	$(1,009,581)	$(3,212,766)	$(872,246)	$(586,053)

Weighted Average Loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding	132,186,582	108,775,858	149,814,259	112,537,208

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015

	Unaudited	Unaudited
	6/30/16	6/30/15
Cash flows from operating activities:
Net (loss)	$(1,009,581)	$(3,212,766)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	—	2,336,035
Fair value of stock options issued	—	62,629
Common stock issued for services renderred	—	80,400
Amortization of discount to note payable	29,333	102,155
Changes in fair value of derivative liabilities	436,051	309,931
Derivative liabilities expense	—	31,434
Other receivables	—	(90,000)
Accounts payable and accrued expenses	146,053	(20,124)
Due from/to related party	(33,015)	36,499
Net cash (used in) operating activities:	(431,158)	(363,807)

Cash flows from financing activities
Proceeds from issuance of note payable	290,000	135,000
Proceeds from convertible note payable	131,500	300,000
Net cash provided by financing activities	421,500	435,000

Net increase/(decrease) in cash and cash equivalents	(9,658)	71,194

Cash and cash equivalents, including restricted, beginning of year	26,298	27,661

Cash and cash equivalents, including restricted, end of period	$16,642	$98,856

Non-cash financing activities
Issuance of 34,166,664 shares of common stock to retire convertible notes payable	275,159	—
Issuance of Common stocks to retire notes payable and warrant		629,181

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2016

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern. The Company has always been considered a developmental stage business, has incurred significant losses since its inception and has had minimal revenues from operations. The Company will require substantial additional funds for development and enforcement of its patent portfolio. There can be no assurance that the Company will be able to obtain the substantial additional capital resources to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. As the Company has focused its attention on increasing its patent portfolio and enforcing it, the Company has been operating at a significantly reduced capacity, with only one full time employee and using consultants to perform any additional work that may be required.

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

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

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

(6)

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2016 and 2015. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 and $460,000 in notes, and $185,174 and $349,500 (net of $21,000 discount) in convertible notes outstanding at June 30, 2016 and December 31, 2015, respectively. The convertible notes were prepaid in August 2016.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2016, there were 9,050,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for June 30, 2016. The options and warrants may dilute future earnings per share.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2016, and 2015 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(7)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended June 30, 2016 or 2015.

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

(8)

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

One of the convertible note holders converted $109,000 worth of debentures for 20,796,434 shares of common stock during July of 2016. The Company paid the balance on the convertible notes in August after raising $350,000 through issuing units totaling 35,000,000 common shares and warrants.

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

NOTE 3 - EQUITY

During the six months ended June 30, 2016, the Company issued 34,166,664 shares of common stock by converting $275,159 of the principal of convertible notes payable.

During the six months ended June 30, 2015, the Company issued 15,608,696 common shares to the Class C Note holders in order to terminate the litigation between us, terminate all agreements between us, cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Notes.

NOTE 4 - NOTES PAYABLE

The Notes are classified as a derivative liability and not a note payable, see Note 9 below.

Notes payable at June 30, 2016 consist of the following:
Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$700,000
Notes Payable - related party	$50,000
Total notes	$1,523,279
2016	$863,279
2017	$660,000
2018	$-0-
2019	$-0-
2020	$-0-
$1,523,279

We issued promissory notes in the amount of $290,000 during the six months ended June 30, 2016. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s). The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

We issued promissory notes in the amount of $135,000 during the year ended December 31, 2015. One of the promissory notes in the amount of $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The notes carry the same terms as those issued in 2016.

(10)

NOTE 5 - CONVERTIBLE DEBENTURES

On May 8, 2015, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures was $300,000 with a maturity date of November 8, 2015 with a zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at the lower of the fixed price ($0.89) or fifty five percent (55%) of the average of the three lower trading price for 20 trading days prior to conversion.

The Company signed a Forbearance Agreement on October 26, 2015 for the 10% convertible debenture with the principal amount of $300,000 that was due November 8, 2015. The new maturity date of the debenture is May 8, 2016. As of June 30, 2016, the convertible debenture was completely converted into common stock of the Company.

On October 30, 2015, the Company entered into a new Debenture with the same Lender, with a face amount of $405,000 having similar terms as the first Convertible Debenture with a maturity date of April 30, 2016. The debenture included a forbearance fee of $90,000 and had an original issue discount of 10%.

During the six months ended June 30, 2016, the Company issued 34,166,664 shares of common stock by converting $275,159 of the principal of convertible notes payable.

On June 1, 2016, the Company entered into a new Debenture with an accredited investor, with a face amount of $50,000. The debenture is convertible into shares of the Company’s common stock at the lower of the fixed price ($0.005) or fifty five percent (55%) of the average of the three lowest closing trading prices for 20 trading days prior to conversion. The Debenture has a maturity date of December 1, 2016. The debenture had an original issue discount of 10%.

During the year ended December 31, 2015, the Company issued 6,746,356 shares of common stock by converting $150,000 of the principal of convertible notes payable.

As of June 30, 2016, the aggregate carrying value of the debentures was $226,841. As of December 31, 2015, the aggregate carrying value of the debentures was $370,500.

(11)

NOTE 6 - DERIVATIVE LIABILITIES

(A)	Convertible Notes Issued in May 8, 2015

The Company identified conversion features embedded within convertible debt issued in May 8, 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.  The convertible debt was completely converted as of June 30, 2016.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Derivative Liabilities
Balances as of December 31, 2015	$224,951
Reclassified to Additional paid in capital due to conversion	(224,951)
Balances as of June 30, 2016	0

(B)	Convertible Notes Issued in October 30, 2015

The Company identified conversion features embedded within convertible debt issued on October 30, 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability as of the maturity date of April 30, 2016.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Derivative Liabilities
Fair Value at re-measurement date of April 30, 2016	$340,614
Changes in derivative liabilities	118,840
Reclassified to Additional paid in capital due to conversion	(265,873)
Balances as of June 30, 2016	193,581

The fair value at the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016:

	Remeasurement Date
Expected dividends	0%
Expected volatility	235%
Expected term	0.25	years
Risk free interest rate	0.20%

On August 5, 2016 this note was paid in full.

(C)	Convertible Notes Issued in June 1, 2016

The Company identified conversion features embedded within convertible debt issued on June 1, 2016. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability at June 1, 2016.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Derivative Liabilities
Fair Value at re-measurement date of June 1, 2016	$116,540
Changes in derivative liabilities	(23,549)
Balances as of June 30, 2016	92,991

The fair value at the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016:

	Remeasurement Date
Expected dividends	0%
Expected volatility	235%
Expected term	0.42	years
Risk free interest rate	0.38%

On August 10, 2016 this note was paid in full.

(12)

(D)	Settlement of Derivative Liabilities

During the six month ended June 30, 2015 the Company settled a lawsuit brought forth by the note holders, effectively terminating and canceling all remaining agreements, warrants and notes. As a result of the settlement, the Company recorded a loss on settlement of convertible notes of $2,336,035 during the year ended December 31, 2015.

As of the date of the settlement with the noteholders, the Company revalued the embedded derivative liability and recorded a loss on change in fair value of derivative liability of $143,383.

(E)	Options identified as derivative liability

The Company identified options issued to directors and officers are a derivative liability due to a lack of number of authorized shares to cover all the options issued by the Company if they are all exercised as of June 30, 2016 and December 31, 2015.

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

As a result of the application of ASC No. 815, the fair value of the options is summarized as follow:

Derivative Liabilities
Balances as of December 31, 2015	$190,755
Fair value mark to market adjustment	(30,356)
Balances as of June 30, 2016	160,399

The fair value at the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016:

	Remeasurement Date
Expected dividends	0%
Expected volatility	235%
Expected term	1.25 - 4.00	years
Risk free interest rate	0.38%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities as of December 31, 2015 were:

Derivative Liabilities
Fair value at the commitment date - November 8, 2015	$468,814
Fair value mark to market adjustment	(278,059)
Balances as of December 31, 2015	190,755

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date		Remeasurement Date
Expected dividends	0%		0%
Expected volatility	183%		208%
Expected term	1.89 - 4.64	years	1.75 - 4.5	years
Risk free interest rate	0.89 – 1.75%		1.06% - 1.76%

(13)

NOTE 7 – STOCK OPTIONS

On June 30, 2016, the Company had convertible promissory notes entitled to be converted at a discount to market price. As a result, the existing 9,050,000 exercisable options shall be reclassified from equity to liabilities. Please refer to Note 6 for further discussion.

No stock options were issued during the six months ended June 30, 2016 and no stock options were exercised during the six months ended June 30, 2016.

No stock options were issued during the six months ended June 30, 2015 and no stock options were exercised during the six months ended June 30, 2015.

On January 23, 2015 we entered into an agreement with the Class C note holders who held four million five hundred thirty five thousand seven hundred and fourteen warrants to purchase our common stock. The settlement agreement, among other things, cancelled all warrants we have previously issued to them.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2016 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.19	200,000	1.50
$0.155	200,000	2.50
$0.14	250,000	2.50
$0.115	300,000	1.25
$0.11	300,000	4.00
$0.03	300,000	4.00
$0.070	7,500,000	1.25

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

Due to related party is comprised of cash payments for operating expenses made by Worlds Online Inc. on behalf of Worlds Inc. The balance at June 30, 2016 is $8,296 and the balance on December 31, 2015 is $36,310.

NOTE 10 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383, – 8,407,592 and 8,640,028. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those parties that the Company and our legal counsel believe to be infringing on said patents are capitalized under patents until a resolution is reached.

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

NOTE 11 - SUBSEQUENT EVENT

The convertible debt holder converted $109,000 worth of debentures for 20,796,434 shares of common stock during July of 2016. The Company paid the balance on the convertible notes in August after raising $350,000 through issuing units totaling 35,000,000 common shares and warrants.

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

(16)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2016 and 2015 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers, which appears unlikely at this time, and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenue is $0 for the three months ended June 30, 2016 and 2015. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended June 30, 2016 and 2015.

Selling general and administrative (SG&A) expenses increased by $162,358 from $60,993 to $223,351 for the three months ended June 30, 2015 and 2016, respectively. Increase is due to professional service fees surrounding the patent infringement lawsuit.

Salaries and related decreased by $923 to $58,231 from $59,154 for the three months ended June 30, 2016 and 2015, respectively.

Common stock issued for services rendered was $80,400 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2016.

For the three months ended June 30, 2015, the Company recorded an option expense of $62,629 equal to the estimated fair value of the options at the date of grants. The options were issued to the Directors of the Company and an officer of the Company. For the three months ended June 30, 2016, the Company had no option expense.

For the three months ended June 30, 2016, the Company had a loss on change in fair value of derivative liability of $547,365 and interest expense of $43,298, related to the issuance of secured convertible notes and the outstanding options that are required to be recorded as a derivative liability. For the three months ended June 30, 2015, the Company had a loss on change in fair value of derivative liability of $197,892 and interest expense of $124,894, related to the issuance of secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $872,246 for the three months ended June 30, 2016 compared to a net loss of $586,053 in the three months ended June 30, 2015.

(17)

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue is $0 for the six months ended June 30, 2016 and 2015. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2016 and 2015.

Selling general and administrative (SG&A) expenses increased by $266,407 from $136,401 to $402,808 for the six months ended June 30, 2015 and 2016, respectively. Increase is due to an increase in professional service fees related to the patent infringement lawsuit.

Salaries and related increased by $4,371 to $116,463 from $112,902 for the six months ended June 30, 2016 and 2015, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

Common stock issued for services rendered was $80,400 for the six months ended June 30, 2015 and $0 for the six months ended June 30, 2016.

For the six months ended June 30, 2015, the Company recorded an option expense of $62,629, equal to the estimated fair value of the options at the date of grants. The option expense was due to 600,000 options granted to the Company’s directors and an officer of the Company. The directors, each received 100,000 options for serving as board members in 2015 and an officer of the Company received 300,000 options. There were no options granted in the six months ended June 30, 2016.

For the six months ended June 30, 2015 we had a loss on settlement of convertible notes of $2,336,035.

For the six months ended June 30, 2016, the Company had a loss on change in fair value of derivative liability of $436,051, interest expense of $54,259. For the six months ended June 30, 2015, the Company had a loss on change in fair value of derivative liability of $309,931, interest expense of $143,844 and a derivative liabilities expense of $31,434. The derivative liabilities are in connection with the issuance of the secured convertible notes which are required to be recorded as a derivative liability and for 2016, the options which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $1,009,581 for the six months ended June 30, 2016 compared to a net loss of $3,212,766 in the six months ended June 30, 2015.

(18)

Liquidity and Capital Resources

At June 30, 2016, our cash and cash equivalents were $16,642.  During the six months ended June 30, 2016, we raised an aggregate of $290,000 from issuing notes payable. An additional $131,500 was raised from the convertible note payable. We raised an aggregate of $435,000 from issuing notes and convertible notes payable during the six months ended June 30, 2015.

There were no capital expenditures in the six months ended June 30, 2016 or in the six months ended June 30, 2015.

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

Item 4. Controls And Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(19)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment (“MSJ”) hearing that allowed the Company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (collectively, “Activision”). The MSJ hearing held October 17, 2013 addressed Activision's dispute of the Company's November patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the Company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references our November 1995 provisional patent application and confirms our 1995 priority date. A Markman hearing was held October 3, 2014 to address various aspects of the infringement suit claims and how the words in the 11 disputed “constructions” in the claims should be construed for jury consideration. The additional purpose was for the court to determine the meaning and intent of the language used in the claims. On May 26, 2015, Bungie Inc., a developer of the video game Destiny distributed by Activision filed a petition for an Inter Party Review (IPR) at the USPTO seeking to invalidate Worlds’ patents. On June 26, 2015, U.S. District Judge Denise J. Casper issued a Markman order upholding claim construction of Worlds’ major patent claims. On November 30, 2015 the USPTO instituted IPR on Worlds’ patents as filed by Bungie Inc. Worlds filed its formal response on March 15, 2016 and oral arguments before the Patent Trial and Appeal Board is scheduled for August 10, 2016 with a final ruling to issue by November 30, 2016. On February 11, 2016  U.S. District Judge Denise J. Casper entered order granting Motion to Stay pending IPR proceedings for 3 months. Counsel filed a joint status report on May 11, 2016. Oral hearings are scheduled before the Patent Trial and Appeal Board on August 17, 2016 with a ruling expected by November 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, we raised an aggregate of $421,500 from issuing notes payable and convertible notes payable to accredited investors in exempt private offerings without the use of public advertising or the payment of commissions.

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

Date: August 11, 2016

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