Form 10-Q
period 2016-09-30
WORLDS INC
filed 2016-11-18
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

As of October 26, 2016, 210,156,148 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2016 and December 31, 2015
	Unaudited	Audited
	September 30, 2016	December 31, 2015

ASSETS:
Current Assets
Cash and cash equivalents	$47,813	$26,298

Total Current Assets	47,813	26,298

Total assets	$47,813	$26,298

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,374,066	2,249,523
Due to related party	5,310	36,310
Derivative liability	—	415,706
Notes payable	773,279	773,279
Notes Payables	750,000	460,000
Convertible notes payable	—	349,500

Total Current Liabilities	4,700,563	5,082,226

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 210,156,148 and 120,193,050 at September 30, 2016 and December 31, 2015, respectively)	210,156	120,193
Common stock subscribed but not yet issued 750,000 at September 30, 2016 and December 31, 2015)	750	750
Additional paid in capital	37,463,673	34,885,535
Common stock-warrants	97,869	97,869
Accumulated deficit	(42,425,197)	(40,160,275)
Total stockholders deficit	(4,652,749)	(5,055,927)

Total Liabilities and stockholders' deficit	$47,813	$26,298

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Nine Months and Three Months Ended September 30, 2016 and 2015

	Unaudited		Unaudited
	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015

Revenues
Revenue	$—	$—	$—	$—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—		—

Gross Profit/(Loss)	—	—	—	—

Option Expense	—	62,629	—	—
Warrant expense	1,109,044		1,109,044	—
Common Stock issued for services rendered	—	80,400	—	—
Selling, General & Admin.	539,256	276,528	136,448	140,126
Salaries and related	176,635	166,794	60,172	54,702

Operating loss	(1,824,935)	(586,350)	(1,305,665)	(194,828)

Other Income (Expense)
Loss on settlement of convertible notes	—	(2,336,035)	—	—
Gain (Loss) on change in fair value of derivative liability	(364,191)	(28,666)	71,860	281,265
Derivative liabilities expense	—	(31,434)	—	—
Interest Expense	(75,796)	(226,945)	(21,536)	(113,100)
Debt issuance expense	—	(30,000)	—	—
Net Income/(Loss)	$(2,264,922)	$(3,239,430)	$(1,255,341)	$(26,664)

Weighted Average Loss per share	$(0.02)	$(0.03)	$(0.01)	**
Weighted Average Common Shares Outstanding	145,427,831	110,289,989	171,622,477	113,268,877

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015

	Unaudited	Unaudited
	9/30/16	9/30/15
Cash flows from operating activities:
Net (loss)	$(2,264,922)	$(3,239,430)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	—	2,336,035
Fair value of stock options issued	—	62,629
Fair value of warrants issued	1,109,044	—
Common stock issued for services rendered	—	80,400
Amortization of discount to note payable	(12,334)	210,340
Changes in fair value of derivative liabilities	415,706	28,666
Derivative liabilities expense	—	31,434
Accounts payable and accrued expenses	124,541	229
Due from/to related party	(36,766)	33,144
Net cash provided by/(used in) operating activities:	(664,730)	(456,552)

Cash flows from financing activities
Proceeds from issuance of note payable	290,000	135,000
Proceeds from convertible note payable	156,500	300,000
Cash paid to repurchase convertible note payable	(110,257)	—
Proceeds from issuance of common stock	350,000	—
Net cash provided by financing activities	686,243	435,000

Net increase/(decrease) in cash and cash equivalents	21,513	(21,551)

Cash and cash equivalents, including restricted, beginning of year	26,298	27,661

Cash and cash equivalents, including restricted, end of period	$47,813	$6,111

Non-cash financing activities
Issuance of 54,963,098 shares of common stock to retire convertible notes payable	384,159	—
Issuance of Common stocks to retire notes payable and warrant	—	653,687

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

(6)

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2016 and December 31, 2015. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 and $460,000 in notes, and $0 and $349,500 (net of $21,000 discount) in convertible notes outstanding at September 30, 2016 and December 31, 2015, respectively. The convertible notes were prepaid in August 2016.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2016, there were 9,050,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for September 30, 2016. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2016, and 2015 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(7)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended September 30, 2016 or 2015.

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

NOTE 3 - EQUITY

During the nine months ended September 30, 2016, the Company issued 35,000,000 shares of common stock at a price of $0.01 per share raising $350,000. In connection with this raise, the Company issued 35,000,000 warrants with each to purchase one share of common stock at a price of $0.012. The warrants will expire in five years from the date of the purchase of the common shares.

During the nine months ended September 30, 2016, the Company issued 54,963,098 shares of common stock by converting $384,159 of the principal of convertible notes payable.

During the nine months ended September 30, 2015, the Company issued 15,608,696 common shares to the Class C Note holders in order to terminate the litigation between us and the Note holders, terminate all agreements between us, and cancel all warrants we have previously issued to them as well as the outstanding balance of the Class C Notes.

NOTE 4 - NOTES PAYABLE

The Notes are classified as a derivative liability and not a note payable, see Note 9 below.

Notes payable at September 30, 2016 consist of the following:
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
$1,523,279

We issued promissory notes in the amount of $290,000 during the nine months ended September 30, 2016. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s). The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

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

During the nine months ended September 30, 2016, the Company issued 54,963,098 shares of common stock by converting $384,159 of the principal of convertible notes payable.

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

On August 4, 2016, The Company paid off the balance of the debenture with the proceeds raised from issuing 35,000,000 shares of common stock.

During the year ended December 31, 2015, the Company issued 6,746,356 shares of common stock by converting $150,000 of the principal of convertible notes payable.

As of September 30, 2016, the aggregate carrying value of the debentures was $0. As of December 31, 2015, the aggregate carrying value of the debentures was $370,500.

(11)

NOTE 6 - DERIVATIVE LIABILITIES

(A)	Convertible Notes Issued in May 8, 2015

The Company identified conversion features embedded within convertible debt issued in May 8, 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.  The convertible debt was completely converted as of September 30, 2016.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Derivative Liabilities
Balances as of December 31, 2015	$224,951
Reclassified to Additional paid in capital due to conversion	(224,951)
Balances as of September 30, 2016	—

(B)	Convertible Notes Issued in October 30, 2015

The Company identified conversion features embedded within convertible debt issued on October 30, 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability as of the maturity date of April 30, 2016. The convertible debt was completely converted as of September 30, 2016.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Derivative Liabilities
Fair Value at re-measurement date of April 30, 2016	$340,614
Changes in derivative liabilities	118,840
Reclassified to Additional paid in capital due to conversion	(459,454)
Balance as of September 30, 2016	—

(C)	Convertible Notes Issued in June 1, 2016

The Company identified conversion features embedded within convertible debt issued on June 1, 2016. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability at June 1, 2016. The convertible note was paid in full on August 10, 2016.

As a result of the application of ASC No. 815, the fair value of the ratchet feature related to convertible debt is summarized as follow:

Derivative Liabilities
Fair Value at re-measurement date of June 1, 2016	$116,540
Changes in derivative liabilities	(23,549)
Reclassifed to Additional paid in capital	(92,991)
Balances as of September 30, 2016	—

(12)

(D)	Settlement of Derivative Liabilities

During the nine months ended September 30, 2015 the Company settled a lawsuit brought forth by the note holders, effectively terminating and canceling all remaining agreements, warrants and notes. As a result of the settlement, the Company recorded a loss on settlement of convertible notes of $2,336,035 during the year ended December 31, 2015.

As of the date of the settlement with the noteholders, the Company revalued the embedded derivative liability and recorded a loss on change in fair value of derivative liability of $143,383.

(E)	Options identified as derivative liability

The Company identified options issued to directors and officers are a derivative liability due to a lack of number of authorized shares to cover all the options issued by the Company if they are all exercised as of December 31, 2015. As of September 30, 2016, the Company reserved shares in the Transfer Agent for these options. And therefore, these options will not generate any derivative liabilities.

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

As a result of the application of ASC No. 815, the fair value of the options is summarized as follow:

Derivative Liabilities
Balances as of December 31, 2015	$190,755
Fair value mark to market adjustment	(30,356)
Balances as of September 30, 2016	160,399
Reclassified to Additional paid in capital	—
Ending Balance	—

The fair value at the re-measurement date for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2016:

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

(13)

NOTE 7 – STOCK OPTIONS

No stock options were issued during the nine months ended September 30, 2016 and no stock options were exercised during the nine months ended September 30, 2016. The Company issued 35,000,000 warrants as part of the subscription agreement that included the sale of 35,000,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $0.012. The warrants expire in five years.

No stock options were issued during the nine months ended September 30, 2015 and no stock options were exercised during the nine months ended September 30, 2015.

On January 23, 2015 we entered into an agreement with the Class C note holders who held four million five hundred thirty five thousand seven hundred and fourteen warrants to purchase our common stock. The settlement agreement, among other things, cancelled all warrants we have previously issued to them.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2016 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.012	35,000,000	4.99
$0.19	200,000	1.25
$0.155	200,000	2.25
$0.14	250,000	2.25
$0.115	300,000	1.00
$0.11	300,000	3.75
$0.03	300,000	3.75
$0.070	7,500,000	1.00

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

Due to related party is comprised of cash payments for operating expenses made by Worlds Online Inc. on behalf of Worlds Inc. The balance at September 30, 2016 is $5,310 and the balance on December 31, 2015 is $36,310.

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

At present, the Company’s anticipated sources of revenue after the spin-off will be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents.

Revenues

We generated no  revenue during the quarter because we transferred the operations of the Company to Worlds Online Inc. and our other anticipated revenue generation streams did not produce any income during the quarter.

Expenses

We classify our expenses into two broad groups:

•	Cost of revenues; and

•	selling, general and administration.

(16)

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff, was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, and more recently to protect, increase and enforce our patent portfolio.  We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2016 and 2015 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers, which appears unlikely at this time, and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenue is $0 for the three months ended September 30, 2016 and 2015. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended September 30, 2016 and 2015.

Selling general and administrative (SG&A) expenses decreased by $3,678 from $140,126 to $136,448 for the three months ended September 30, 2015 and 2016, respectively.

Salaries and related increased by $5,470 to $60,172 from $54,702 for the three months ended September 30, 2016 and 2015, respectively. Increase is due to an increase in the CEOs pay based on an employment agreement.

For the three months ended September 30, 2016, the Company had a warrant expense of $1,109,044 related to the issuance of warrants as part of the subscription agreement and sale of 35 million shares of the Company’s common stock. There was no warrant expense in the three months ended September 30, 2015.

For the three months ended September 30, 2016, the Company had a gain on change in fair value of derivative liability of $71,860 and interest expense of $21,536, related to the issuance of secured convertible notes and the outstanding options that are required to be recorded as a derivative liability. For the three months ended September 30, 2015, the Company had a gain on change in fair value of derivative liability of $281,265 and interest expense of $113.100, related to the issuance of secured convertible notes that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $1,255,341 for the three months ended September 30, 2016 compared to a net loss of $26,664 in the three months ended September 30, 2015.

(17)

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue is $0 for the nine months ended September 30, 2016 and 2015. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2016 and 2015.

Selling general and administrative (SG&A) expenses increased by $262,728 from $276,528 to $539,256 for the nine months ended September 30, 2015 and 2016, respectively. Increase is due to an increase in professional service fees related to the patent infringement lawsuit and raising funds by issuing additional shares of common stock.

Salaries and related increased by $9,841 to $176,635 from $166,794 for the nine months ended September 30, 2016 and 2015, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

Common stock issued for services rendered was $80,400 for the nine months ended September 30, 2015 and $0 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the Company recorded a warrant expense of $1,109,044, equal to the estimated fair value of the warrants at the date of grants. The warrants were issued as part of the subscription agreements and the sale of thirty five million shares of the Company’s common stock.

For the nine months ended September 30, 2015, the Company recorded an option expense of $62,629, equal to the estimated fair value of the options at the date of grants. The option expense was due to 600,000 options granted to the Company’s directors and an officer of the Company. The directors, each received 100,000 options for serving as board members in 2015 and an officer of the Company received 300,000 options. There were no options granted in the nine months ended September 30, 2016.

For the nine months ended September 30, 2015 we had a loss on settlement of convertible notes of $2,336,035.

For the nine months ended September 30, 2016, the Company had a loss on change in fair value of derivative liability of $364,191, interest expense of $75,796. For the nine months ended September 30, 2015, the Company had a loss on change in fair value of derivative liability of $28,666, interest expense of $226,945 and a derivative liabilities expense of $31,434. The derivative liabilities are in connection with the issuance of the secured convertible notes which are required to be recorded as a derivative liability and for 2016, the options which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $2,264,922 for the nine months ended September 30, 2016 compared to a net loss of $3,239,430 in the nine months ended September 30, 2015.

(18)

Liquidity and Capital Resources

At September 30, 2016, our cash and cash equivalents were $47,813.  During the nine months ended September 30, 2016, we raised an aggregate of $290,000 from issuing notes payable, $156,500 was raised from a convertible note payable; and an aggregate of $350,000 from issuing thirty five million shares of common stock.

We raised an aggregate of $435,000 from issuing notes and convertible notes payable during the six months ended June 30, 2015.

There were no capital expenditures in the nine months ended September 30, 2016 or in the nine months ended September 30, 2015.

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

Item 4. Controls And Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(19)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

A Federal District Court issued a ruling on March 13, 2014 on the Motion for Summary Judgment (“MSJ”) hearing that allowed the Company to proceed with its patent infringement suit against Activision Blizzard, Inc., Blizzard Entertainment, Inc. and Activision Publishing, Inc.'s (collectively, “Activision”). The MSJ hearing held October 17, 2013 addressed Activision's dispute of the Company's November patent priority date. The court did not dismiss the case as requested by Activision. The Court’s ruling does prevent the Company from pursuing damages for the period prior to the U.S. Patent and Trademark Office's (USPTO) issuance of Certificates of Correction on September 24, 2013 that amended the Company’s 6,219,045 and 7,181,790 patents to include comprehensive priority information, which specifically references our November 1995 provisional patent application and confirms our 1995 priority date. A Markman hearing was held October 3, 2014 to address various aspects of the infringement suit claims and how the words in the 11 disputed “constructions” in the claims should be construed for jury consideration. The additional purpose was for the court to determine the meaning and intent of the language used in the claims. On May 26, 2015, Bungie Inc., a developer of the video game Destiny distributed by Activision filed a petition for an Inter Party Review (IPR) at the USPTO seeking to invalidate Worlds’ patents. On June 26, 2015, U.S. District Judge Denise J. Casper issued a Markman order upholding claim construction of Worlds’ major patent claims. On November 30, 2015 the USPTO instituted IPR on Worlds’ patents as filed by Bungie Inc. Worlds filed its formal response on March 15, 2016 and oral arguments before the Patent Trial and Appeal Board is scheduled for August 10, 2016 with a final ruling to issue by November 30, 2016. On February 11, 2016  U.S. District Judge Denise J. Casper entered order granting Motion to Stay pending IPR proceedings for 3 months. Counsel filed a joint status report on May 11, 2016. Oral hearings were held before the Patent Trial and Appeal Board on August 17, 2016 with a ruling expected by November 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016, we raised an aggregate of $350,000 from issuing thirty five million shares of common stock to accredited investors in exempt private offerings without the use of public advertising or the payment of commissions. During the nine months ended September 30, 2016, we raised an aggregate of $446,500 from issuing notes payable and convertible notes payable to accredited investors in exempt private offerings without the use of public advertising or the payment of commissions.

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

Date: November 18, 2016

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