Form 10-K
period 2016-12-31
WORLDS INC
filed 2017-04-17
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

☐ Large Accelerated Filer  ☐ Accelerated Filer ☐ Non-Accelerated Filer   ☒ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2016 (closing price was $0.0125) was approximately $3,075,292.

As of February 1, 2017, 246,023,331 shares of the Issuer's Common Stock were outstanding.

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

(2)

PART I

ITEM 1. BUSINESS.

General

On March 31, 2011, it was announced that our board had determined it would be in the best interest of our shareholders to transfer all of our online and operational technologies to our subsidiary, Worlds Online Inc. The assets were transferred as of May 16, 2011 and included: Worlds’ technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

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

As of December 31, 2016, we own an approximately 9.3% equity interest in Worlds Online.

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

(3)

Recent developments

From January through April 2016 we issued seven Promissory Notes totaling $290,000.

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

In December 2016, 10,600,000 warrants were exercised at an exercise price of $0.012 per share raising $127,200. In January 2017 an additional 24,400,000 warrants were exercised at an exercise price of $0.012 per share raising $292,800.

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

(6)

Employees

As of December 31, 2016, we had one full time employee, our president, Thomas Kidrin, who divided his time between us and Worlds Online Inc.

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

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2016, we had only limited cash or cash equivalents. Accordingly, if we do not develop sources of revenues from our patent portfolio, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

While we currently have 246,023,331 shares of common stock outstanding, we are authorized to issue up to 250,000,000 shares of common stock. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval. In the event the shareholders approve the Company’s proposals to increase the authorized capital and/or a reverse split, the risk described above will be heightened even more.

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

As of February 15, 2017, there are outstanding options to purchase an aggregate of 9,050,000  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. No warrants are outstanding as of February 15, 2017. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

Judge Denise Casper of The U.S. District Court, District of Massachusetts had issued the Joint Pretrial Schedule for the Worlds Inc. vs. Activision Blizzard Inc. et al patent infringement lawsuit with the following dates:

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

The Federal case before Judge Denise Casper has been stayed pending the outcome of the IPR appeal to the United States Court of Appeals for the Federal Circuit (“CAFC”).

On May 26, 2015, Bungie, Inc. filed three Petitions for Inter Partes Review with the U.S. Patent & Trademark Office (“USPTO”), and specifically, the Patent Trial and Appeal Board (“PTAB”). These Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, and -01269 respectively contained validity challenges of three U.S. patents assigned to the Company. On June 1, 2015, Bungie, Inc. filed three additional Petitions for Inter Partes Review with the USPTO, and specifically the PTAB. The Petition for Inter Partes Review, Case No. IPR201501319 contained validity challenges of one additional U.S. patent assigned to the Company. The Petitions for Inter Partes Review, Case Nos. IPR2015-01321 and 01325 contained validity challenges of one additional U.S. patent assigned to the Company. In each Inter Partes Review, Bungie, Inc. was asking the PTAB to cancel issued claims from the Company’s patents.

Our firm was engaged as the Company’s legal counsel to represent the Company before the USPTO with regard to these six Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, -01269, -01319, -01321, and -01325, instituted against the five U.S. patents assigned to the Company. The Company vigorously contested each Inter Partes Review.

On November 10, 2016, the PTAB issued its final written decision in IPR201501264, canceling claim 1 of Company’s U.S. Patent No. 7,945,856.

On November 30, 2016, the PTAB issued its final written decision in IPR201501268, canceling claims 1-3, 5-7, 10-12, 14, 15, 17, and 19 of Company’s U.S. Patent No. 7,181,690. Of the claims reviewed, the PTAB did not cancel claims 4, 8, 13, and 16.

On November 28, 2016, the PTAB issued its final written decision in IPR201501269, canceling claims 4, 6, 8, and 9 of Company’s U.S. Patent No. 7,493,558. Of the claims reviewed, the PTAB did not cancel claims 5 and 7.

On December 6, 2016, the PTAB issued its final written decision in IPR201501319, canceling claims 1-8, 10, 12, and 14-16 of Company’s U.S. Patent No. 8,082,501.

On November 28, 2016, the PTAB issued its final written decision in IPR201501321, canceling claims 1-3, 7, 8, 12-18, and 20 of Company’s U.S. Patent No. 8,145,998.

On November 28, 2016, the PTAB issued its final written decision in IPR201501325, canceling claims 1 and 20 of Company’s U.S. Patent No. 8,145,998. Of the claims reviewed, the PTAB did not cancel claims 2-3, 7, 8, and 11-18 in this proceeding. Company did not appeal the final written decisions in IPR2015-01268, IPR201501269, and IPR2015-01325.

On January 12, 2017, February 7, 2017, and January 30, 2017, respectively, Company appealed the outcomes in IPR2015-01264, IPR2015-01319, and IPR2015-01321 to the United States Court of Appeals for the Federal Circuit (“CAFC”). These three cases have been consolidated, and Company’s opening brief is due to the Court on May 19, 2017.

A Decision from CAFC on these appeals is not expected to be reached during this calendar year.

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

Year Ended December 31, 2016:	High	Low
First quarter	$0.04	$0.02
Second quarter	$0.03	$0.01
Third quarter	$0.04	$0.01
Fourth quarter	$0.06	$0.02

Year Ended December 31, 2015:	High	Low
First quarter	$0.19	$0.12
Second quarter	$0.15	$0.08
Third quarter	$0.13	$0.06
Fourth quarter	$0.09	$0.02

Holders

As of December 31, 2016, we had 618 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the year the Company raised an aggregate of $446,500 from issuing notes and convertible notes payable. In August of 2016 the Company paid $175,257 to repurchase the convertible notes that were not converted and were still outstanding. The Company raised $350,000 from issuing common stock to accredited investors and $127,200 from the exercise of common stock warrants during the year ended December 31, 2016.

All of these issuances were exempt from registration in as much as they were all sold to accredited investors in private offerings without the use of advertising.

On May 8, 2015, the Company issued convertible debentures to certain accredited investors. The total principal amount of the debentures is $300,000 with a maturity date of November 8, 2015 with a zero percent interest rate. The debentures were convertible into shares of the Company’s common stock at the lower of the fixed price ($0.89) or fifty five percent (55%) of the average if the three lower trading price for 20 trading days prior to conversion.

The Company signed a Forbearance Agreement on October 26, 2015 for the 10% Convertible Debenture with the principal amount of $300,000 that was due November 8, 2015. The new maturity date of the debenture was May 8, 2016.

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

(13)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	33,650,000		$0.03	15,750,000
Equity compensation plans not approved by stockholders	0	$	N/A	—
Total	33,650,000		$0.03	15,750,000

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

Revenues

We generated no revenue during the year because we transferred the operations of the Company to Worlds Online Inc. and our other anticipated revenue generation streams did not produce any income during the quarter.

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

(15)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2016 and 2015 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spinoff are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers and any revenue that may be generated from enforcing our patents in litigation or otherwise.  Inasmuch as the expiration date on the Company’s patents is November 16, 2016, the Company does not expect any material amount of revenues from sublicense.

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenue was $0 for the years ended December 31, 2016 and 2015.  All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the years ended December 31, 2016 and 2015.

Selling general and administrative (S, G & A) expenses increased by $200,658 from $387,625 to $588,283 for the year ended December 31, 2016.  Expenses are primarily professional fees and business consulting including broker fees. Expenses increased during the year due to legal fees related to the patent litigation and the increase in activity related to financings of the Company and all the activity surrounding those financings.

Salaries and related expenses increased by $15,664 to $240,689 from $225,025 for the year ended December 31, 2016. Increase is due to the CEO working under an employment agreement whereby he is to receive a 10% increase each year.

Common stock issued for services rendered decreased by $110,400 to $0 in 2016 compared to $110,400 in 2015. Decrease is due to strategic business consulting agreements in place in 2015 where no such agreements existed in 2016.

For the year ended December 31, 2015, the Company recorded an option expense of $47,007, equal to the estimated fair value of the options at the date of grants. The option expense was due to 600,000 options granted to the Company’s directors and an officer of the company. For the year ended December 31, 2016, there was no option expense.

For the year ended December 31, 2016 we had a loss on settlement of convertible notes of $246,413. For the year ended December 31, 2015 we had a loss on settlement of convertible notes of $2,313,151.

For the year ended December 31, 2016, the Company had a gain on change in fair value of derivative liability of $6,191 and interest expense of $58,712. For the year ended December 31, 2015, the Company had a loss on change in fair value of derivative liability of $761,722 and interest expense of $61,935. For the year ended December 31, 2016, the Company had a debt issuance expense of $5,000 related to the debenture signed during the year. For the year ended December 31, 2015, the Company had a debt issuance expense of $130,500 related to the two debentures signed during the year.

As a result of the foregoing, we realized a net loss of $1,132,906 for the year ended December 31, 2016 compared to a loss of $4,037,365 in the year ended December 31, 2015, a decrease in net losses of $2,904,459.

(16)

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalents were $93,378. We raised an aggregate of $446,500 from issuing notes and convertible notes payable, $350,000 from issuing common stock and $127,200 from the exercise of common stock warrants during the year ended December 31, 2016.

Our cash and cash equivalents were $26,298 at December 31, 2015. We raised an aggregate of $479,000 from issuing notes and convertible notes payable during the year ended December 31, 2015.

No capital expenditures were made in 2016 or 2015.

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

Subsequent Events

The company received an additional $292,800 in January and February upon the exercise of 24,400,000 warrants to purchase 24,400,000 shares of common stock at $0.012 per share.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(17)

ITEM 8. FINANCIAL STATEMENTS.

(18)

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

/s/ L&L CPAS, PA

L&L CPAS, PA

F/K/A/ Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 17, 2016

 www.llcpas.net

(19)

Worlds Inc.
Balance Sheets
December 31, 2016 and 2015
	Audited	Audited
	December 31, 2016	December 31, 2015

ASSETS:
Current Assets
Cash and cash equivalents	$93,378	$26,298

Total Current Assets	93,378	26,298

Total assets	$93,378	$26,298

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,545,672	2,335,074
Due to related party	5,053	36,310
Derivative liability	0	415,706
Notes payable	773,279	773,279
Notes Payables	750,000	460,000
Convertible notes payable (net of $0 and $21,000 discount)	—	349,500

Total Current Liabilities	4,871,912	5,167,777

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 210,156,148 and 120,193,050 at December 31, 2016 and December 31, 2015, respectively)	210,156	120,193
Common stock subscribed but not yet issued (11,350,000 and 750,000 at December 31, 2016 and December 31, 2015, respectively)	11,350	750
Additional paid in capital	35,171,780	34,885,535
Common stock-warrants	1,206,913	97,869
Accumulated deficit	(41,378,732)	(40,245,826)
Total stockholders deficit	(4,778,533)	(5,141,478)

Total Liabilities and stockholders' deficit	$93,378	$26,297

The accompanying notes are an integral part of these financial statements

(20)

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2016 and 2015
	Audited	Audited
	2016	2015

Revenues	$—	$—
Revenue	—	—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option Expense	—	47,007
Common Stock issued for services rendered	—	110,400
Selling, General & Admin.	588,283	387,625
Salaries and related	240,689	225,025

Operating loss	(828,972)	(770,057)

Other Income (Expense)
Loss on settlement of convertible notes	(246,413)	(2,313,151)
Gain (Loss) on change in fair value of derivative liability	6,191	(761,722)
Interest Expense	(58,712)	(61,935)
Debt issuance expense	(5,000)	(130,500)
Net Income/(Loss)	$(1,132,906)	$(4,037,365)

Weighted Average Loss per share	$(0.01)	$(0.04)
Weighted Average Common Shares Outstanding	161,698,337	111,597,071

The accompanying notes are an integral part of these financial statements

(21)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2015 and 2016
					Common	Common
					Shares	Stock		Total
			Additional		Subscribed	Subscribed	Accumulated	stockholders'
	Common stock	Common stock	Paid-in	Common stock	but not	but not	Deficit	equity
	Shares	Amount	capital	Warrants	Issued	Issued		(deficit)

Balances, December 31, 2014	96,851,941	$96,852	$31,409,427	$97,869	—	$(0)	$(36,208,461)	$(4,604,312)

Conversion of note payable to common stock	6,746,356	6,746	143,254	—	—	—	—	150,000
Issuance of common stock for services rendered	804,000	804	108,846	—	750,000	750	—	110,400
stock issued for accrued expense	182,057	182	24,324	—	—	—	—	24,506
Adjustment to derivative liability for value of conversion	—	—	202,633	—	—	—	—	202,633
Settlement of convertible notes	15,608,696	15,609	2,950,044	—	—	—	—	2,965,653
Issuance of stock options	—	—	47,007	—	—	—	—	47,007
Net loss	—	—	—	—	—	—	(4,037,365)	(4,037,365)
Balances, December 31, 2015	120,193,050	$120,193	$34,885,535	$97,869	750,000	$750	$(40,245,826)	$(5,141,478)

Common stock issued for cash	35,000,000	35,000	315,000	—	—	—	—	350,000
Warrants attached with private placement	—	—	(1,109,044)	1,109,044	—	—	—	—
Exercise of warrant	—	—	116,600	—	10,600,000	10,600	—	127,200
Settlement of convertible notes	54,963,098	54,963	329,196	—	—	—	—	384,159
Reclassified of derivative liabilities to Additional paid in capital	—	—	634,493	—	—	—	—	634,493
Net Loss	—	—	—	—	—	—	(1,132,906)	(1,132,906)
Balances, December 31, 2016	210,156,148	$210,156	$35,171,780	$1,206,913	11,350,000	$11,350	$(41,378,732)	$(4,778,533)

The accompanying notes are an integral part of these financial statements

(22)

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2016 and 2015

	Audited	Audited
	12/31/16	12/31/15
Cash flows from operating activities:
Net (loss)	$(1,132,906)	$(4,037,365)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes	246,413	2,313,151
Fair value of stock options issued	—	47,007
Common stock issued for services rendered	—	110,400
Amortization of discount to note payable	5,000	144,322
Changes in fair value of derivative liabilities	(6,191)	761,722
Accounts payable and accrued expenses	237,577	153,504
Due from/to related party	(31,257)	26,894
Net cash (used in) operating activities:	(681,364)	(480,365)

Cash flows from financing activities
Proceeds from issuance of note payable	290,000	110,000
Proceeds from issuance of convertible note payable	156,500	369,000
Cash paid to repurchase convertible note payable	(175,257)	—
Proceeds from exercise of warrants	127,200	—
Proceeds from issuance of common stock	350,000	—
Net cash provided by financing activities	748,443	479,000

Net increase/(decrease) in cash and cash equivalents	67,079	(1,365)

Cash and cash equivalents, including restricted, beginning of year	26,298	27,661

Cash and cash equivalents, including restricted, end of period	$93,378	$26,298

Non-cash financing activities

Issuance of 54,963,098 shares of common stock to retire convertible notes payable	384,159	—
Issuance of 15,608,696 Common stocks to retire notes payable and warrant	—	629,181
Issuance of 6,746,356 Common stocks to retire convertible notes payable	—	150,000
Issuance of 182,057 Common stocks to retire accrued expense	—	24,506
Converting $25,000 of accrued expense to promissory note	—	25,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$(34,916)	$—
Income taxes	$—	$—

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

(25)

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2016 and December 31, 2015. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 and $460,000 in notes, and $0 and $349,500 (net of $21,000 discount) in convertible notes outstanding at December 31, 2016 and December 31, 2015, respectively. The convertible notes were prepaid in August 2016.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2016, there were 9,050,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2016. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2016, and 2015 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(26)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2016 or 2015.

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

(27)

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

(29)

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2016 consist of the following:
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
$1,523,279

We issued promissory notes in the amount of $290,000 during the year ended December 31, 2016. The promissory notes carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s). The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

We issued promissory notes in the amount of $135,000 during the year ended December 31, 2015. One of the promissory notes in the amount of $25,000 was in lieu of payment of cash for an outstanding balance due to a consultant of the Company. The notes carry the same terms as those issued in 2016.

As of December 31, 2016, $1,098,279 of the notes payables are defaulted. $325,000 of the notes payables are defaulted as of April 17, 2017 and the remaining $100,000 of the notes payables will be matured as of April 22, 2017.

(30)

NOTE 4 - CONVERTIBLE DEBENTURES

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

During the year ended December 31, 2016, the Company issued 54,963,098 shares of common stock by converting $384,159 of the principal of convertible notes payable.

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

As of December 31, 2016, the aggregate carrying value of the debentures was $0. As of December 31, 2015, the aggregate carrying value of the debentures was $370,500.

The Convertible notes payable are summarized in the following table:

Notes payables & accrued interest payable roll forward	Notes payable
Payable	370,500
Accrued interest expense during 2016	—
Discount as of 12-31-2015	(21,000)
Additional convertible notes during 2016	145,550
New Discount during 2016	(341,050)
Amortization of discount	362,050
Conversion to common stock during 2016	(384,159)
Repaid by cash	(131,891)
Discount as of 12-31-2016	—

(31)

NOTE 5 - DERIVATIVE LIABILITIES

(A)	Convertible Notes Issued in May 8, 2015

The Company identified conversion features embedded within convertible debt issued in May 8, 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.  The convertible debt was completely converted as of December 31, 2016.

(B)	Convertible Notes Issued in October 30, 2015

The Company identified conversion features embedded within convertible debt issued on October 30, 2015. The Company has determined that the features associated with the embedded conversion option, in the form a ratchet provision, should be accounted for at fair value, as a derivative liability as of the maturity date of April 30, 2016. The convertible debt was completely converted as of December 31, 2016.

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

(D)	Settlement of Derivative Liabilities

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

(E)	Options identified as derivative liability

The Company identified options issued to directors and officers are a derivative liability due to a lack of number of authorized shares to cover all the options issued by the Company if they are all exercised as of December 31, 2015. Therefore, the fair value of the options have been recorded as liabilities on the balance sheet. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities was determined using the Black-Scholes valuation model. As of December 31, 2016, the Company reserved shares in the Transfer Agent for these options. And therefore, these options will not generate any derivative liabilities.

(32)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities as of December 31, 2016 and 2015,are summarized in the following table:

Derivative liabilities roll-forward	DL-NP	DL-options	Total
Initial Derivative liabilities generated during 2015	446,282	468,814	915,096
Fair value mark to market adjustment	(18,698)	(278,059)	(296,757)
Reclassified to Additional paid in capital due to conversion	(202,633)	—	(202,633)
Derivative liabilities as of 12.31.2015	224,951	190,755	415,706
Initial Derivative liabilities	340,614	—	340,614
Fair value mark to market adjustment	133,517	(139,708)	(6,191)
Reclassified to Additional paid in capital due to conversion	(583,445)	(51,047)	(634,493)
Gain in debt settlement - GL	(115,637)		(115,637)
Derivative liabilities as of 12.31.2016	—	—	—

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016 and 2015:

	Commitment Date		Remeasurement Date
Expected dividends	0%		0%
Expected volatility	183 - 233%		208 - 233%
Expected term	1.89 - 4.64	years	0.001 - 4.5	years
Risk free interest rate	0.89 – 1.75%		1.06% - 1.76%

NOTE 6 - DEBT DISCOUNT

The debt discount was recorded in 2016 and 2015 and pertains to convertible debt issued that contains ratchet features that are required to be reported at fair value.

Debt discount is summarized as follows:

Discount roll-forward	Discount
Payable	21,000
Discount during 2016	341,050
Amortization of debt discount during 2016	(362,050)
Discount as of 12-31-2016	—

Amortization of debt discount on notes payable for the year ended December 31, 2016 and December 31, 2015 was $362,050 and $144,322, respectively.

(33)

NOTE 7 - EQUITY

During the year ended December 31, 2016, the Company issued 35,000,000 shares of common stock at a price of $0.01 per share raising $350,000. In connection with this raise, the Company issued 35,000,000 warrants with each to purchase one share of common stock at a price of $0.012 in the next five years. The warrants will expire in five years from the date of the purchase of the common shares. During the year ended December 31, 2016, 10,600,000 warrants were exercised raising an additional $127,200. As of December 31, 2016, these common stock were not issued.

During the year ended December 31, 2016, the Company issued 54,963,098 shares of common stock by converting $384,159 of the principal of convertible notes payable.

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

NOTE 8 – STOCK OPTIONS

No stock options were issued during the year ended December 31, 2016 and no stock options were exercised during the year ended December 31, 2016. The Company issued 35,000,000 warrants as part of the subscription agreement that included the sale of 35,000,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $0.012. The warrants expire in five years. 10,600,000 warrants were exercised for 10,600,000 shares of common stock during the year ended December 31, 2016. As of December 31, 2016 these shares were not issued.

During the year ended December 31, 2015, the Company issued 300,000 options to the Company’s directors. Each received 100,000 options for serving as board members in 2015. An additional 300,000 options were issued to the Chief Financial Officer of the Company.

During the year ended December 31, 2015, the Company recorded an option expense of $47,007 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 1.63% risk-free interest, 0% dividend yield, 175% volatility, and expected life of 5 years.

No stock options were exercised during the year ended December 30, 2015.

On January 23, 2015 we entered into an agreement with the Class C note holders who held four million five hundred thirty five thousand seven hundred and fourteen warrants to purchase our common stock. The settlement agreement, among other things, cancelled all warrants we have previously issued to them.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2016 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.012	24,400,000	4.74
$0.19	200,000	1.00
$0.155	200,000	2.00
$0.14	250,000	2.00
$0.115	300,000	0.75
$0.11	300,000	3.50
$0.03	300,000	3.50
$0.070	7,500,000	0.75

(34)

NOTE 9 - INCOME TAXES

At December 31, 2016, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2036.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2016 and 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2016 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,137,000 less a valuation allowance in the amount of approximately $16,137,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $441,000 and $1,575,000 for the years ended December 31, 2016 and 2015, respectively.

The Company’s total deferred tax asset as of December 31, 2016 is as follows:

Net operating loss carry forwards	$$16,137,700
Valuation allowance	($16,137,700)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39)%	(39)%
Total deferred tax asset	0%	0%

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

(35)

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

Due to related party is comprised of cash payments for operating expenses made by Worlds Online Inc. on behalf of Worlds Inc. The balance at December 31, 2016 is $5,053 and at December 31, 2015 is $36,310. The balance of accrued expense and accounts payables to related party is $742,032 and $571,923 at December 31, 2016 and 2015, respectively.

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

NOTE 13 - SUBSEQUENT EVENT

The company received an additional $292,800 in January and February upon the exercise of 24,400,000 warrants to purchase 24,400,000 shares of the Company’s common stock at $0.012 per share.

(36)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures were effective inasmuch as the previous weakness was identified and corrected. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(37)

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective at December 31, 2016 at the reasonable assurance level.

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

(38)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	64	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	56	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	70	Director
Robert Fireman	68	Director
Edward Gildea	64	Director

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

(39)

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

The board of directors did not meet during 2016 but acted by written consent one time during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings NEED TO UPDATE

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

(40)

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

(41)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2016, and 2015, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2016	$51,924	(3)						$51,924	(3)
	2015	$91,578	(3)						$91,578

Chris Ryan, CFO	2016								$0	(4)
	2015					31,244		$10,000	$41,244

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

(4) Mr. Ryan received no compensation in 2016. His compensation has been deferred due to Lack of Funds.

(42)

Stock Option Grants

The following table sets forth information as of December 31, 2016 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2016

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	7,500,000	0	0	$0.070	09-30-17

Christopher Ryan	300,000	0	0	$0.115	09-30-17
Christopher Ryan	300,000	0	0	$0.110	06-29-20

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2016 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Bernard Stolar	0	0	0		0
Robert Fireman	0	0	0		0
Edward Gildea	0	0	0		0

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2016 fiscal year for the fair value of stock options granted to the named director in fiscal year 2016, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

No stock options were issued to the directors during 2016. Their option Awards for 2016 service will be granted in 2017.

(43)

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thom Kidrin	7,500,000	0	0	$0.070	09-30-17
Christopher Ryan	300,000	0	0	$0.115	09-30-17
Christopher Ryan	300,000	0	0	$0.110	06-29-20

(44)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 1, 2017, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 246,023,331 shares of common stock outstanding as of February 1, 2017.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 20, 2016

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	12,990,000(3)	5.1%
Christopher Ryan	1,669,076 (4)	*
Robert Fireman	664,484 (5)	*
Bernard Stolar	400,000(5)	*
Edward Gildea	350,000(6)	*

All directors and executive officers as a group (one person)	16,073,560 (7)

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(4) Includes 600,000 currently exercisable stock options.

(5) Consists of 400,000 options which are currently exercisable.

(6) Consists of 350,000 stock options, which are currently exercisable.

(7) Includes 9,250,000 currently exercisable stock options.

(45)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, L&L CPAS, P.A. (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2016 and 2015. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2016		2015
	L&L		L&L

Audit Fees (1)	$26,500	(2)	$26,500
Audit-Related Fees (3)	15,000		15,000
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$43,000		$43,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for L&L in 2016 and 2015 relate to (i) the audit of our annual financial statements for the years ended December 31, 2016 and 2015, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2016 and 2015.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(46)

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

(47)

ITEM 15. EXHIBITS .

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant date as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1	Section 1350 Certifications of Chief Executive Officer **

32.2	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011.
(f)	Filed previously as an exhibit to regisrtant current report on from 8K filed on March 15, 2013 and in coporated herein by referenced.

** Filed herewith

(48)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2017	WORLDS INC.
(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	April 17, 2017

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 17, 2017

/s/ Bernard Stolar Bernard Stolar	Director	April 17, 2017

/s/ Robert Fireman Robert Fireman	Director	April 17, 2017

/s/ Edward Gildea Edward Gildea	Director	April 17, 2017

(49)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011.

(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced.

** Filed herewith

(50)