Form 10-Q
period 2017-03-31
WORLDS INC
filed 2017-05-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 31, 2017, 246,023,331 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2017 and December 31, 2016
	Unaudited	Audited
	March 31, 2017	December 31, 2016

ASSETS:
Current Assets
Cash and cash equivalents	$200,320	$93,378
Due from related party	4,226	—

Total Current Assets	204,547	93,378

Total assets	$204,547	$93,378

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,569,636	2,545,672
Due to related party	—	5,053
Notes payable	773,279	773,279
Notes Payables	750,000	750,000

Total Current Liabilities	4,890,823	4,871,912

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 246,023,331 and 210,156,148 at March 31, 2017 and December 31, 2016, respectively)	246,023	210,156
Common stock subscribed but not yet issued (750,000 at March 31, 2017 and 11,350,000 at December 31, 2016)	750	11,350
Additional paid in capital	35,464,894	35,171,780
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(41,604,856)	(41,378,732)
Total stockholders deficit	(4,686,274)	(4,778,533)

Total Liabilities and stockholders' deficit	$204,547	$93,378

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
	Unaudited	Unaudited
	3/31/17	3/31/16

Revenues	$—	$—
Revenue	—	—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Selling, General & Admin.	145,579	179,457
Salaries and related	64,054	58,231

Operating loss	(209,633)	(237,688)

Other Income (Expense)

Gain (Loss) on change in fair value of derivative liability	—	111,314
Interest Expense	(11,096)	(10,961)
Loss on conversion of payable to common stock	(5,394)	—
Net Income/(Loss)	$(226,123)	$(137,335)

Weighted Average Loss per share	$ **	$ **
Weighted Average Common Shares Outstanding	241,729,148	122,817,967

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016

	Unaudited	Unaudited
	3/31/17	3/31/16

Cash flows from operating activities:
Net (loss)	$(226,123)	$(137,335)
Adjustments to reconcile net loss to net cash (used in) operating activities
Changes in fair value of derivative liabilities	—	(111,314)
Accounts payable and accrued expenses	23,962	71,906
Due from/to related party	(9,279)	(21,133)
Net cash (used in) operating activities:	(211,441)	(197,876)

Cash flows from financing activities
Proceeds from issuance of note payable	—	140,000
Proceeds from issuance of convertible note payable	—	81,500
Proceeds from exercise of warrants	292,800	—
Issuance of common stock as payment for account payable	25,582	—
Net cash provided by financing activities	318,382	221,500

Net increase/(decrease) in cash and cash equivalents	106,940	23,624

Cash and cash equivalents, including restricted, beginning of year	93,378	26,298

Cash and cash equivalents, including restricted, end of period	$200,320	$49,924

Non-cash financing activities
Issuance of 11,271,666 shares of common stock to retire convertible notes payable	—	125,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2017

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

(6)

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off are from any revenue that may be generated from enforcing its patents. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2016 and 2015 or the first quarter of 2017.

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

(7)

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2017 and December 31, 2016. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 in notes outstanding at March 31, 2017 and December 31, 2016.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2017, there were 9,050,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2017. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2017, and December 31, 2016 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(8)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2016.

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

(9)

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

NOTE 3 - EQUITY

During the three months ended March 31, 2017 the Company received an additional $292,800 upon the exercise of 24,400,000 warrants to purchase 24,400,000 shares of the Company’s common stock at $0.012 per share.

During the three months ended March 31, 2016, the Company issued 11,271,666 shares of common stock by converting $125,000 of the principal of convertible notes payable.

NOTE 4 - NOTES PAYABLE

Notes payable at March 31, 2017 consist of the following:
Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$700,000
Notes Payable - related party	$50,000
Total notes	$1,523,279
2017	$1523,279
2018	$-0-
2019	$-0-
2020	$-0-
2021	$-0-
$1,523,279

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

(11)

NOTE 5 – STOCK OPTIONS

No stock options were issued during the three months ended March 31, 2017 and no stock options were exercised during the three months ended March 31, 2017.

No stock options were issued during the three months ended March 31, 2016 and no stock options were exercised during the three months ended March 31, 2016.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2017 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.19	200,000	0.75
$0.155	200,000	1.75
$0.14	250,000	1.75
$0.115	300,000	0.50
$0.11	300,000	3.25
$0.03	300,000	3.25
$0.070	7,500,000	0.50

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

(12)

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers.

Due to and due from related party accounts is comprised of cash payments for operating expenses made by Worlds Online Inc. on behalf of Worlds Inc. or made by Worlds Inc on behalf of Worlds Online Inc. The balance at March 31, 2017 is a due from related party of $4,226 and the balance on December 31, 2016 is a due to related party of $5,053.

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

At present, the Company’s anticipated sources of revenue after the spin off will be from revenue that may be generated from enforcing its patents.

(14)

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2017 and 2016 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from sublicenses of the patented technology to Worlds Online Inc.’s customers, which appears unlikely at this time, and any revenue that may be generated from enforcing our patents in litigation or otherwise.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue is $0 for the three months ended March 31, 2017 and 2016. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended March 31, 2017 and 2016.

Selling general and administrative (SG&A) expenses decreased by $33,878 from $179,457 to $145,579 for the three months ended March 31, 2016 and 2017, respectively. Decrease is due to a reduction in legal and other fees related to the patent litigation.

Salaries and related increased by $5,823 to $64,054 from $58,231 for the three months ended March 31, 2017 and 2016, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his employment agreement.

For the three months ended March 31, 2017, the Company had an interest expense of $11,096 compared to $10,961 for the three months ended March 31, 2016.

For the three months ended March 31, 2016, the company had a gain on change in fair value of derivative liability of $111,314.

As a result of the foregoing, we realized a net loss of $226,123 for the three months ended March 31, 2017 compared to a net loss of $137,335 in the three months ended March 31, 2016.

(15)

Liquidity and Capital Resources

At March 31, 2017, our cash and cash equivalents were $200,320. During the three months ended March 31, 2017, we raised an aggregate of $292,800 from warrants being exercised for common stock.

During the three months ended March 31, 2016, we raised an aggregate of $140,000 from issuing notes payable. An additional $81,500 was raised from the convertible note payable.

There were no capital expenditures in the three months ended March 31, 2017 or in the three months ended March 31, 2016.

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

Item 4. Controls And Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(16)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

The Company’s legal counsel represented the Company before the USPTO with regard to these six Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, -01269, -01319, -01321, and -01325, instituted against the five U.S. patents assigned to the Company.  The Company vigorously contested each Inter Partes Review.

 On November 10, 2016, the PTAB issued its final written decision in IPR201501264, canceling claim 1 of Company’s U.S. Patent No. 7,945,856.

(17)

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

 The Company did not appeal the final written decisions in IPR2015-01268, IPR201501269, and IPR2015-01325.

 On January 12, 2017, February 7, 2017, and January 30, 2017, respectively, Company appealed the outcomes in IPR2015-01264, IPR2015-01319, and IPR2015-01321 to the United States Court of Appeals for the Federal Circuit (“CAFC”).  These three cases have been consolidated, and Company’s opening brief is due to the Court on May 19, 2017.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2016 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017 we raised an aggregate of $292,800 from warrants being exercised for common stock.

During the three months ended March 31, 2016, we raised an aggregate of $140,000 from issuing notes payable to accredited investors in an exempt private offering without the use of public advertising or the payment of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

(18)

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

Date: May 15, 2017

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

(21)