Form 10-Q
period 2017-06-30
WORLDS INC
filed 2017-08-11
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 10, 2017, 246,773,331 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2017 and December 31, 2016
	Unaudited	Audited
	June 30, 2017	December 31, 2016

ASSETS:
Current Assets
Cash and cash equivalents	$86,512	$93,378
Due from related party	4,602	—

Total Current Assets	91,114	93,378

Total assets	$91,114	$93,378

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,639,265	2,545,672
Due to related party	—	5,053
Notes payable	773,279	773,279
Notes Payables	750,000	750,000

Total Current Liabilities	4,960,452	4,871,912

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 246,773,331 and 210,156,148 at June 30, 2017 and December 31, 2016, respectively)	246,773	210,156
Common stock subscribed but not yet issued 0 at June 30, 2017 and 11,350,000 at December 31, 2016)	—	11,350
Additional paid in capital	35,464,894	35,171,780
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(41,787,919)	(41,378,732)
Total stockholders deficit	(4,869,338)	(4,778,533)

Total Liabilities and stockholders' deficit	$91,114	$93,378

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
	Unaudited		Unaudited
	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016

Revenues
Revenue	$—	$—	$—	$—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—		—

Gross Profit/(Loss)	—	—	—	—

Selling, General & Admin.	253,362	402,808	107,790	223,351
Salaries and related	128,109	116,463	64,054	58,231

Operating loss	(381,477)	(519,271)	(171,844)	(281,582)

Other Income (Expense)
Gain (Loss) on change in fair value of derivative liability	—	(436,051)	—	(547,365)
Interest Expense	(22,315)	(54,259)	(11,219)	(43,298)
Loss on conversion of payable to common stock	(5,394)	—	—	—
Net Income/(Loss)	$(409,187)	$(1,009,581)	$(183,063)	$(872,246)

Weighted Average Loss per share	**	$(0.01)	**	$(0.01)
Weighted Average Common Shares Outstanding	244,169,870	132,186,582	246,583,771	149,814,259

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016

	Unaudited	Unaudited
	6/30/17	6/30/16
Cash flows from operating activities:
Net gain/(loss)	$(409,187)	$(1,009,581)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of discount to note payable	—	29,333
Changes in fair value of derivative liabilities	—	436,051
Accounts payable and accrued expenses	93,592	146,053
Due from/to related party	(9,655)	(33,015)
Net cash (used in) operating activities:	(325,249)	(431,158)

Cash flows from financing activities
Proceeds from issuance of note payable	—	290,000
Proceeds from issuance of convertible note payable	—	131,500
Proceeds from exercise of warrants	292,800	—
Issuance of common stock as payment for account payable	25,582	—
Net cash provided by financing activities	318,382	421,500

Net increase/(decrease) in cash and cash equivalents	(6,868)	(9,658)

Cash and cash equivalents, including restricted, beginning of year	93,378	26,298

Cash and cash equivalents, including restricted, end of period	$86,512	$16,642

Non-cash financing activities
Issuance of 34,166,664 shares of common stock to retire convertible notes payable	—	275,159

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2017

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc. (currently called MariMed Inc.), the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers. The Company also entered into a License Agreement with Worlds Online Inc. to sublicense its patented technologies.

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

(5)

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to Worlds Online Inc. The Company’s sources of revenue after the spin off are from any revenue that may be generated from enforcing its patents. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed agreement or contract or a final court decision, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2016 and 2015 or the first half of 2017.

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

(6)

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2017 and December 31, 2016. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 in notes outstanding at June 30, 2017 and December 31, 2016.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2017, there were 9,050,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for June 30, 2017. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2017, and December 31, 2016 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - EQUITY

During the six months ended June 30, 2017 the Company received an additional $292,800 upon the exercise of 24,400,000 warrants to purchase 24,400,000 shares of the Company’s common stock at $0.012 per share. During the six months ended June 30, 2017 the Company issued 750,000 shares of the Company’s common stock as payment for services rendered, an aggregate value of $18,000. The expense was recorded in a prior year and the shares were listed as common stock subscribed but not yet issued until the shares were issued during the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company issued 34,166,664 shares of common stock by converting $275,159 of the principal of convertible notes payable.

NOTE 4 - NOTES PAYABLE

Notes payable at June 30, 2017 consist of the following:
Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$700,000
Notes Payable - related party	$50,000
Total notes	$1,523,279
2017	$1,523,279
2018	$-0-
2019	$-0-
2020	$-0-
2021	$-0-
$1,523,279

We issued promissory notes in the amount of $290,000 during the six months ended June 30, 2016. The promissory notes carry a 6% annual interest rate. All of the promissory notes have reached their maturity date and are currently in default. The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $750,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

(10)

NOTE 5 – STOCK OPTIONS

No stock options were issued during the six months ended June 30, 2017 and no stock options were exercised during the six months ended June 30, 2017.

No stock options were issued during the six months ended June 30, 2016 and no stock options were exercised during the six months ended June 30, 2016.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2017 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.19	200,000	0.50
$0.155	200,000	1.50
$0.14	250,000	1.50
$0.115	300,000	0.25
$0.11	300,000	3.00
$0.03	300,000	3.00
$0.07	7,500,000	0.25

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

(11)

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers.

Due to and due from related party accounts is comprised of cash payments for operating expenses made by Worlds Online Inc. on behalf of Worlds Inc. or made by Worlds Inc on behalf of Worlds Online Inc. The balance at June 30, 2017 is a due from related party of $4,602 and the balance on December 31, 2016 is a due to related party of $5,053.

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

On May 16, 2011, we transferred, through a spin-off to our then wholly owned subsidiary, Worlds Online Inc. (currently called MariMed Inc.), the majority of our operations and related operational assets. We retained our patent portfolio which we intend to continue to increase and to more aggressively enforce against alleged infringers. We also entered into a License Agreement with Worlds Online Inc. to sublicense patented technologies.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2017 and 2016 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue is $0 for the three months ended June 30, 2017 and 2016. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended June 30, 2017 and 2016.

Selling general and administrative (SG&A) expenses decreased by $115,561 from $223,351 to $107,790 for the three months ended June 30, 2016 and 2017, respectively. Decrease is due to professional service fees surrounding the patent infringement lawsuit and raising funds last year with limited activity this year.

Salaries and related increased by $5,823 to $64,054 from $58,231 for the three months ended June 30, 2017 and 2016, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

For the three months ended June 30, 2017, the Company had interest expense of $11,219.

For the three months ended June 30, 2016, the Company had a loss on change in fair value of derivative liability of $547,365 and interest expense of $43,298, related to the issuance of secured convertible notes and the outstanding options that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $183,063 for the three months ended June 30, 2017 compared to a net loss of $872,246 in the three months ended June 30, 2016.

(14)

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue is $0 for the six months ended June 30, 2017 and 2016. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2017 and 2016.

Selling general and administrative (SG&A) expenses decreased by $149,446 from $402,808 to $253,362 for the six months ended June 30, 2016 and 2017, respectively. Decrease is due to a decrease in professional service fees related to the patent infringement lawsuit and raising of funds last year compared to limited activity this year.

Salaries and related increased by $11,646 to $128,109 from $116,463 for the six months ended June 30, 2017 and 2016, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

For the six months ended June 30, 2017, the Company had interest expense of $22,315 compared to $54,259 for the comparable period in 2016.

For the six months ended June 30, 2016, the Company had a loss on change in fair value of derivative liability of $436,051 and interest expense of $54,259. The derivative liabilities are in connection with the issuance of the secured convertible notes which are required to be recorded as a derivative liability and for 2016, the options which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $409,187 for the six months ended June 30, 2017 compared to a net loss of $1,009,581 in the six months ended June 30, 2016.

(15)

Liquidity and Capital Resources

At June 30, 2017, our cash and cash equivalents were $86,512.  During the six months ended June 30, 2017, we raised an aggregate of $292,800 from warrants being exercised for common stock.

During the six months ended June 30, 2016, we raised an aggregate of $290,000 from issuing notes payable. An additional $131,500 was raised from the convertible note payable.

There were no capital expenditures in the six months ended June 30, 2017 or in the six months ended June 30, 2016.

Historically, our primary cash requirements have been used to fund the cost of operations, development of our products and patent protection, with additional funds having been used in connection with the exploration of new business lines.

The funds raised in our 2017 and 2016 financings were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

On January 12, 2017, February 7, 2017, and January 30, 2017, respectively, Company appealed the outcomes in IPR2015-01264, IPR2015-01319, and IPR2015-01321 to the United States Court of Appeals for the Federal Circuit (“CAFC”).  These three cases have been consolidated.

The company filed formal appeal briefs with the United States Court of Appeals for the Federal Circuit (“CAFC”) on June 26, 2017.

On June 19, 2017 Appelle, Bungie Inc., filed an extension request to respond which the CAFC granted on June 27, 2017 with Bungie Inc. response due August 28, 2017.

(17)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017 we raised an aggregate of $292,800 from warrants being exercised for common stock.

During the six months ended June 30, 2016, we raised an aggregate of $421,500 from issuing notes payable and convertible notes payable to accredited investors in exempt private offerings without the use of public advertising or the payment of commissions.

Item 3. Defaults Upon Senior Securities

During the six months ended June 30, 2017 $425,000 in notes payable reached their maturity date. All promissory notes are currently in default.

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

Date: August 11, 2017

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