Form 10-K/A
period 2016-12-31
WORLDS INC
filed 2017-08-28
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of February 1, 2017, 246,023,331 shares of the Issuer's Common Stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original 10-K”) of WORLDS INC. solely to update the litigation disclosures and to correct some inadvertent typographical errors.  No other changes are being made and this Amended Report still speaks only as of the date it was initially filed.

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

The Company did not appeal the final written decisions in IPR2015-01268, IPR2015-01269, and IPR2015-01325.

On January 12, 2017, February 7, 2017, and January 30, 2017, respectively, Company appealed the outcomes in IPR2015-01264, IPR2015-01319, and IPR2015-01321 to CAFC. These three cases have been consolidated.

The Company filed formal appeal briefs with CAFC on June 27, 2017.

On June 19, 2017, Appelle, Bungie Inc., filed an extension request to respond which CAFC granted on June 27, 2017 with Bungie Inc. response due August 28, 2017.

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

(17)

ITEM 8. FINANCIAL STATEMENTS.

(18)

To the Board of Directors and

Stockholders of Worlds Inc.

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2016 and 2015 and related statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2016 and 2015 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 17, 2017

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures were effective. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(47)

ITEM 15. EXHIBITS .

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant date as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1	Section 1350 Certifications of Chief Executive Officer **

32.2	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document (g)

101.SCH XBRL	Taxonomy Extension Schema (g)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase (g)

101.DEF XBRL	Taxonomy Extension Definition Linkbase (g)

101.LAB XBRL	Taxonomy Extension Label Linkbase (g)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase (g)

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011.
(f)	Filed previously as an exhibit to regisrtant current report on from 8K filed on March 15, 2013 and in coporated herein by referenced.
(g)	This XBRL file has not been amended from originally filed document on 4/17/17.

** Filed herewith

(48)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2017	WORLDS INC.
(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Exectutive Officer and Director	August 23, 2017

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	August 23, 2017

/s/ Bernard Stolar Bernard Stolar	Director	August 23, 2017

/s/ Robert Fireman Robert Fireman	Director	August 23, 2017

/s/ Edward Gildea Edward Gildea	Director	August 23, 2017

(49)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant dated as of May 16, 2011 (e)

10.4	Securities Purchase Agreement dated as of March 14, 2013 between the registrant and the Buyers listed thereon. (f)

10.5	Form of Security and Pledge Agreement between the registrant the Collaleral Agent . (f)

10.6	Form of Registration Rights Agreements between the registrant and the Buyers listed thereon. (f)

10.7	Form of Warrant dated March 20, 2013 (f)

10.8	Form of Series A Note dated March 20, 2013 (f)

10.9	Form of Series B Note dated March 20, 2013 (f)

10.10	Form of Series C Note dated March 20, 2013 (f)

14.1	Code of Ethics (d)

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1.	Section 1350 Certifications of Chief Executive Officer **

32.2.	Section 1350 Certifications of Chief Financial Officer **

101.INS XBRL	Instance Document (g)

101.SCH XBRL	Taxonomy Extension Schema (g)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase (g)

101.DEF XBRL	Taxonomy Extension Definition Linkbase (g)

101.LAB XBRL	Taxonomy Extension Label Linkbase (g)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase (g)

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011.
(f)	Filed previously as an exhibit to registrant current report on form 8K filed on March 15, 2013 and incorporated herein by referenced.
(g)	This XBRL file has not been amended from originally filed document on 4/17/17.

** Filed herewith

(50)