Form 10-Q
period 2017-09-30
WORLDS INC
filed 2017-11-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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

As of October 30, 2017, 246,773,331 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2017 and December 31, 2016
	Unaudited	Audited
	September 30, 2017	December 31, 2016
ASSETS:
Current Assets
Cash and cash equivalents	$37,976	$93,378
Due from related party	10,095	—

Total Current Assets	48,071	93,378

Total assets	$48,071	$93,378

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,691,762	2,545,672
Due to related party	—	5,053
Notes payable	773,279	773,279
Notes Payable	25,000	750,000

Total Current Liabilities	4,287,949	4,871,912

Long Term Liabilities
Notes payable	725,000	—

Total Long Term Liabilities	725,000	—

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 246,773,331 and 210,156,148 at September 30, 2017 and December 31, 2016, respectively)	246,773	210,156
Common stock subscribed but not yet issued (0 at September 30, 2017 and 11,350,000 at December 31, 2016)	—	11,350
Additional paid in capital	35,464,894	35,171,780
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(41,883,459)	(41,378,732)
Total stockholders deficit	(4,964,877)	(4,778,533)

Total Liabilities and stockholders' deficit	$48,071	$93,378

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016
	Unaudited			Unaudited
	Nine months ended September 30			Three months ended September 30
	2017		2016	2017	2016
Revenues
Revenue		$—	$—	$—	$—

Total Revenue		—	—	—	—

Cost and Expenses

Cost of Revenue		—	—	—	—

Gross Profit/(Loss)		—	—	—	—

Warrant expense		—	1,109,044	—	1,109,044
Option expense		—	—	—	—
Selling, General & Admin.		332,166	539,256	78,797	136,448
Salaries and related		192,163	176,635	64,054	60,172

Operating loss		(524,329)	(1,824,935)	(142,852)	(1,305,664)

Other Income (Expense)
Gain on sale of marketable securities		58,655	—	58,655	—
Gain (Loss) on change in fair value of derivative liability		—	(364,191)	—	71,860
Interest Expense		(33,658)	(75,796)	(11,342)	(21,536)
Loss on conversion of payable to common stock		(5,394)	—	—	—
Net Income/(Loss)		$(504,726)	$(2,264,922)	$(95,540)	$(1,255,340)

Weighted Average Loss per share	$	**	$(0.02)	**	$(0.01)
Weighted Average Common Shares Outstanding		245,047,227	145,427,831	246,773,331	113,268,877

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016

	Unaudited	Unaudited
	9/30/17	9/30/16
Cash flows from operating activities:
Net gain/(loss)	$(504,726)	$(2,264,922)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of warrants issued	—	1,109,044
Amortization of discount to note payable	—	(12,334)
Changes in fair value of derivative liabilities	—	415,706
Accounts payable and accrued expenses	146,089	124,541
Due from/to related party	(15,148)	(36,766)
Net cash (used in) operating activities:	(373,785)	(664,731)

Cash flows from financing activities
Proceeds from issuance of note payable	—	290,000
Proceeds from issuance of convertible note payable	—	156,500
Cash paid to repurchase convertible note payable		(110,257)
Proceeds from issuance of common stock		350,000
Proceeds from exercise of warrants	292,800	—
Issuance of common stock as payment for account payable	25,582	—
Net cash provided by financing activities	318,382	686,243

Net increase/(decrease) in cash and cash equivalents	(55,404)	21,512

Cash and cash equivalents, including restricted, beginning of year	93,378	26,298

Cash and cash equivalents, including restricted, end of period	$37,976	$47,812

Non-cash financing activities
Issuance of 54,963,098 shares of common stock to retire convertible notes payable	—	384,159

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2016 and 2015 or the first nine months of 2017.

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

(6)

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2017 and December 31, 2016. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $725,000 in long term notes and $25,000 in short term notes outstanding at September 30, 2017. The Company had $750,000 in short term notes outstanding at December 31, 2016. All of the notes were extended during the quarter.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2017, there were 26,250,000 options and no warrants, whose effect is anti-dilutive and not included in diluted net loss per share for September 30, 2017. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2017, and December 31, 2016 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

NOTE 3 - EQUITY

During the nine months ended September 30, 2017 the Company received an additional $292,800 upon the exercise of 24,400,000 warrants to purchase 24,400,000 shares of the Company’s common stock at $0.012 per share. During the nine months ended September 30, 2017 the Company issued 750,000 shares of the Company’s common stock as payment for services rendered, an aggregate value of $18,000. The expense was recorded in a prior year and the shares were listed as common stock subscribed but not yet issued until the shares were issued during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, the Company issued 35,000,000 shares of common stock at a price of $0.01 per share raising $350,000. In connection with this raise, the Company issued 35,000,000 warrants with each to purchase one share of common stock at a price of $0.012. All of the warrants have been exercised as of September 30, 2017.

During the nine months ended September 30, 2016, the Company issued 54,963,098 shares of common stock by converting $384,159 of the principal of convertible notes payable.

NOTE 4 - NOTES PAYABLE

Notes payable at September 30, 2017 consist of the following:
Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$700,000
Notes Payable - related party	$50,000
Total notes	$1,523,279
2017	$773,279
2018	$25,000
2019	$725,000
2020	$-0-
2021	$-0-
$1,523,279

We issued promissory notes in the amount of $290,000 during the nine months ended September 30, 2016. The promissory notes carry a 6% annual interest rate. All of the promissory notes had reached their maturity date and extension agreements have been signed for all of the $750,000 in notes. The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $750,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

(10)

NOTE 5 – STOCK OPTIONS

The Company issued 25,000,000 shares of common stock with an exercise price of $0.03 per share during the nine months ended September 30, 2017 and no stock options were exercised during the nine months ended September 30, 2017.

No stock options were issued during the nine months ended September 30, 2016 and no stock options were exercised during the nine months ended September 30, 2016.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2017 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.19	200,000	0.25
$0.155	200,000	1.25
$0.14	250,000	1.25
$0.11	300,000	2.75
$0.03	300,000	2.75
$0.03	25,000,000	5.00

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Exercisable
$0.19	200,000	0.25
$0.155	200,000	1.25
$0.14	250,000	1.25
$0.11	300,000	2.75
$0.03	300,000	2.75

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.076 per share, all of which vested on August 30, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The option portion of Mr. Kidrin’s employment agreement has expired and has been replace by an option agreement giving Mr. Kidrin the option to purchase 25,000,000 million shares of Worlds Inc. common stock at an exercise price of $0.03 per share, all of which vest on October 1, 2017. The remaining parts of the agreement have been renewed by Mr. Kidrin for one year. The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

(11)

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers.

Due to and due from related party accounts is comprised of cash payments for operating expenses made by Worlds Online Inc. on behalf of Worlds Inc. or made by Worlds Inc on behalf of Worlds Online Inc. The balance at September 30, 2017 is a due from related party of $10,095 and the balance on December 31, 2016 is a due to related party of $5,053.

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

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. Those shares were retained on the books of the Company with a book value of $0. During the quarter the Company sold 120,472 shares at an average price of $0.49 per share raising $58,654.57. The proceeds from the sale was treated as a gain on sale of marketable securities in the financial statements.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2017 and 2016 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s future sources of revenue after the spin off are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue is $0 for the three months ended September 30, 2017 and 2016. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended September 30, 2017 and 2016.

Selling general and administrative (SG&A) expenses decreased by $57,651 from $136,448 to $78,797 for the three months ended September 30, 2016 and 2017, respectively. Decrease is due to professional service fees surrounding the patent infringement lawsuit and raising funds last year with limited activity this year.

Salaries and related increased by $3,882 to $64,054 from $60,172 for the three months ended September 30, 2017 and 2016, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

For the three months ended September 30, 2017, the Company had a gain on sale of marketable securities of $58,655 from the sale of Worlds Online Inc. common stock.

For the three months ended September 30, 2016, we had a warrant expense of $1,109,440.

For the three months ended September 30, 2017, the Company had interest expense of $11,342 compared to an interest expense of $21,536 for the three months ended September 30, 2016.

For the three months ended September 30, 2016, the Company had a gain on change in fair value of derivative liability of $71,860 related to the issuance of secured convertible notes and the outstanding options that are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $95,540 for the three months ended September 30, 2017 compared to a net loss of $1,255,340 in the three months ended September 30, 2016.

(14)

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue is $0 for the nine months ended September 30, 2017 and 2016. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2017 and 2016.

Selling general and administrative (SG&A) expenses decreased by $207,090 from $539,256 to $332,166 for the nine months ended September 30, 2016 and 2017, respectively. Decrease is due to a decrease in professional service fees related to the patent infringement lawsuit and raising of funds last year compared to limited activity this year.

Salaries and related increased by $15,528 to $192,163 from $176,635 for the nine months ended September 30, 2017 and 2016, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

For the nine months ended September 30, 2017, the Company had a gain on sale of marketable securities of $58,655 from the sale of Worlds Online Inc. common stock.

For the nine months ended September 30, 2016, we had a warrant expense of $1,109,440.

For the nine months ended September 30, 2017, the Company had interest expense of $33,658 compared to $75,796 for the comparable period in 2016.

For the nine months ended September 30, 2016, the Company had a loss on change in fair value of derivative liability of $364,191. The derivative liabilities are in connection with the issuance of the secured convertible notes which are required to be recorded as a derivative liability and for 2016, the options which are required to be recorded as a derivative liability.

As a result of the foregoing, we realized a net loss of $504,726 for the nine months ended September 30, 2017 compared to a net loss of $2,264,922 in the nine months ended September 30, 2016.

(15)

Liquidity and Capital Resources

At September 30, 2017, our cash and cash equivalents were $37,976.  During the nine months ended September 30, 2017, we raised an aggregate of $292,800 from warrants being exercised for common stock and $58,655 from the sale of marketable securities.

During the nine months ended September 30, 2016, we raised an aggregate of $290,000 from issuing notes payable, $156,500 was raised from a convertible note payable; and an aggregate of $350,000 from issuing thirty five million shares of common stock.

There were no capital expenditures in the nine months ended September 30, 2017 or in the nine months ended September 30, 2016.

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

Item 4. Controls And Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

On June 19, 2017 Appelle, Bungie Inc., filed an extension request to respond which the CAFC granted on June 27, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017 we raised an aggregate of $292,800 from warrants being exercised for common stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

(18)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2017

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

(19)

 INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase

(20)