Form 10-K
period 2017-12-31
WORLDS INC
filed 2018-04-02
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2017 (closing price was $0.03) was approximately $7,380,700.

As of March 26, 2018, 49,354,666 shares of the Issuer's Common Stock were outstanding following the implementation of a 5:1 reverse split on February 9, 2018.

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

(2)

PART I

ITEM 1. BUSINESS.

General

On March 31, 2011, it was announced that our board had determined it would be in the best interest of our shareholders to transfer all of our online and operational technologies to our subsidiary, Worlds Online Inc. (currently called MariMed Inc.). The assets were transferred as of May 16, 2011 and included: Worlds’ technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

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

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc. (currently called MariMed Inc.), the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers. The Company also entered into a License Agreement with MariMed Inc. to sublicense its patented technologies.

As of December 31, 2017, we own an approximately 5,353,000 shares in MariMed Inc.

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

(3)

Recent developments

In 2017, 24,400,000 warrants were exercised at an exercise price of $0.012 per share raising $292,800 and the Company raised $326,153 from the sale of marketable securities.

In 2017 the Company increased our authorized common shares from 150 Million shares to 250 Million shares. On February 9, 2018 we implemented a 5:1 reverse split.

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

We have contracted to MariMed Inc. a perpetual world-wide license to our patented technology. Pursuant to the license, Worlds Online has the right to issue unlimited sublicenses to the licensed technology, subject to our reasonable consent. The sublicenses are subject to a revenue share negotiated between the two Companies. However, inasmuch as the patents are currently expired we do not expect any licenses to be issued.

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

(5)

Employees

As of December 31, 2017, we had one full time employee, our president, Thomas Kidrin.

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

The Company created a wholly-owned subsidiary named Worlds Online Inc. on January 25, 2011. On May 16, 2011, Worlds Inc. transferred to Worlds Online Inc. the majority of its operations and related operational assets, except for its patent portfolio. Worlds Online Inc. changed its name to MariMed Inc. in 2017.

(6)

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

Our capital requirements have been and will continue to be significant. Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2017, we had only limited cash or cash equivalents. Accordingly, if we do not develop sources of revenues from our patent portfolio, we would have to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Since inception we have incurred significant net losses as set forth in the financial information included herein. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully develop sources of revenues from our patent portfolio or generate revenues from other sources that are sufficient to offset our operating costs. We may never be able to accomplish these objectives. Patent litigation is very expensive and we may not have sufficient cash available to pursue any patent litigation to its conclusion because currently we do not generate revenues.

It will be difficult for you to evaluate us based on our past performance because we have a relatively new business strategy with a limited operating history.

We have been actively engaged in the business of being an IP company for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and its new operations.

We cannot guarantee that the patents issued to us will be broad enough to provide any meaningful protection of our proprietary technologies.

We cannot be certain of the level of protection, if any that will be provided by our patents if we attempt to enforce them and they are challenged in court where our competitors may raise defenses such as invalidity, or unenforceability. In addition, the type and extent of any patent claims that may be issued to us in the future are uncertain. Any patents which are issued may not contain claims that will permit us to stop competitors from using similar technology.

(7)

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

If we lose our key personnel our operations could be harmed.

Our success is currently dependent, in large part, on the personal efforts of Thomas Kidrin, our president and chief executive officer.  The loss of Mr. Kidrin's services could have a material adverse effect on our business and prospects.

(8)

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

While we currently have 49,354,666 shares of common stock outstanding after implementing the 5 to 1 reverse split, we are authorized to issue up to 250,000,000 shares of common stock. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval. Shareholders approved the Company’s proposal to increase the authorized capital and/or a reverse split, the risk described above will is heightened even more.

Certain shareholders control a substantial portion of our outstanding common stock.

Our chief executive officer owns a significant portion of the outstanding shares of our common stock and Mr. Kidrin may be issued an additional 5 million post reverse split shares of our common stock upon the exercise of outstanding stock options. Accordingly, he will be able to influence the election of our directors and thereby influence or direct our policies.

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

(9)

The exercise or conversion of outstanding options into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of March 26, 2018, there are outstanding options to purchase an aggregate of 5,430,000  shares of our common stock after implementing the 5 to 1 reverse split and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. Also, on such date there are outstanding warrants to purchase an aggregate of 7,980,000 shares of our common stock after implementing the 5 to 1 reverse stock split. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

(10)

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

On June 19, 2017 Appelle, Bungie Inc., filed an extension request to respond which the CAFC granted on June 27, 2017.

On August 25, 2017, Appellee Bungie Inc. filed its Response Brief with CAFC.

On September 22, Appellant Worlds Inc. filed its Reply Brief with CAFC.

On January 22, 2018, the United States Court of Appeals for the Federal Circuit scheduled the oral argument for Worlds’ appeal of the U.S. Patent & Trademark Office Patent Trial & Appeal Board (USPTO PTAB) Inter Partes Review (IPR) decisions that issued in November and December, 2016. The oral argument took place before a panel of three judges of the Federal Circuit on March 9, 2018.  A decision on these appeals is expected within the 2018 calendar year.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

(11)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com Inc., our symbol was changed to "WDDD." During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets, but returned to the Bulletin Board in the third quarter of 2008. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions). The bids below do not reflect the reverse 5 to 1 stock split implemented in 2018.

Year Ended December 31, 2017:	High	Low
First quarter	$0.03	$0.02
Second quarter	$0.03	$0.02
Third quarter	$0.04	$0.03
Fourth quarter	$0.04	$0.03

Year Ended December 31, 2016:	High	Low
First quarter	$0.04	$0.02
Second quarter	$0.03	$0.01
Third quarter	$0.04	$0.01
Fourth quarter	$0.06	$0.02

Holders

As of December 31, 2017, we had 614 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company raised $292,800 from the exercise of common stock warrants.

During the year ended December 31, 2016 the Company raised an aggregate of $446,500 from issuing notes and convertible notes payable. In August of 2016 the Company paid $175,257 to repurchase the convertible notes that were not converted and were still outstanding. The Company raised $350,000 from issuing common stock to accredited investors and $127,200 from the exercise of common stock warrants during the year ended December 31, 2016.

All of these issuances were exempt from registration in as much as they were all sold to accredited investors in private offerings without the use of advertising.

(12)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2017 (prior to the 5:1 reverse split) with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	27,150,000	$0.03	—
Equity compensation plans not approved by stockholders	35,000,000	$0.03	—
Total	62,150,000	$0.03	—

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

(13)

Overview

General

On May 16, 2011, we transferred, through a spin-off to our then wholly owned subsidiary, Worlds Online Inc. (currently named MariMed Inc.), the majority of our operations and related operational assets. We retained our patent portfolio which we intend to continue to increase and to more aggressively enforce against alleged infringers. We also entered into a License Agreement with MariMed Inc. to sublicense patented technologies.

At present, the Company’s anticipated sources of revenue after the spin-off will be from any revenue that may be generated from enforcing its patents.

Revenues

We generated no revenue during the year because we transferred the operations of the Company to MariMed Inc. and our other anticipated revenue generation streams did not produce any income during the quarter.

Expenses

We classify our expenses into two broad groups:

•	cost of revenues; and

•	selling, general and administration.

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that enabled us to begin to pursue enforcement activities with respect to our patents. We continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, or start to generate sufficient revenues, we may need to once again scale back operations.

(14)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2017 and 2016 were $0.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue was $0 for the years ended December 31, 2017 and 2016.  All the operations were transferred over to MariMed Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the years ended December 31, 2017 and 2016.

Selling general and administrative (S, G & A) expenses decreased by $84,684 from $588,283 to $503,599 for the year ended December 31, 2017.  Expenses are primarily professional fees and business consulting including broker fees. Expenses decreased during the year due to less legal fees related to the patent litigation due to delays and extended court dates in 2017 compared to 2016 and a decrease in activity surrounding financings compared to 2016.

Salaries and related expenses increased by $21,934 to $262,623 from $240,689 for the year ended December 31, 2017. Increase is due to the CEO working under an employment agreement whereby he is to receive a 10% increase each year.

Loss on conversion of payable to common stock was $5,394 in 2017 compared to $0 in 2016.

For the year ended December 31, 2017, the Company recorded an option expense of $1,041,264, equal to the estimated fair value of the options at the date of grants. The option expense was due to 26,100,000 options granted to officers of the company. For the year ended December 31, 2016, there was no option expense.

For the year ended December 31, 2017, the Company recorded a warrant expense of $1,215,240, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 39,900,000 (pre reverse split) warrants granted to consultants and investors of the company. For the year ended December 31, 2016, there was no warrant expense.

For the year ended December 31, 2017 we had a gain on sale of marketable securities of $326,153. The Company started to sell shares in the spin-off company Worlds Online Inc. now called MariMed Inc. For the year ended December 31, 2016 we had $0.

For the year ended December 31, 2016 we had a loss on settlement of convertible notes of $246,413. For the year ended December 31, 2017 we had $0.

For the year ended December 31, 2017, the Company had interest expense of $45,000. For the year ended December 31, 2016, the Company had a gain on change in fair value of derivative liability of $6,191 and interest expense of $58,712. For the year ended December 31, 2016, the Company had a debt issuance expense of $5,000 related to the signing of the debenture during the year.

As a result of the foregoing, we realized a net loss of $2,746,968 for the year ended December 31, 2017 compared to a loss of $1,132,906 in the year ended December 31, 2016, an increase in net losses of $1,614,062.

(15)

Liquidity and Capital Resources

At December 31, 2017, our cash and cash equivalents were $168,229. We raised $292,800 from the exercise of common stock warrants during the year ended December 31, 2017. We raised an additional $326,153 through the sale of shares of stock that the Company retained in the spin off company MariMed Inc.

At December 31, 2016, our cash and cash equivalents were $93,378. We raised an aggregate of $446,500 from issuing notes and convertible notes payable, $350,000 from issuing common stock and $127,200 from the exercise of common stock warrants during the year ended December 31, 2016.

No capital expenditures were made in 2017 or 2016.

Our primary cash requirements have been used to fund the cost of operations and lawsuits, and patent enforcement, with additional funds having been used in connection with the exploration of new business lines.

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

Subsequent Events

The company received an additional $875,000 in January upon the exercise of 35,000,000 (pre reverse split) warrants to purchase 35,000,000 (pre reverse split) shares of the Company’s common stock at a pre reverse split price of $0.025 per share.

On February 9, 2018 the Company implemented a 5 for 1 reverse split of the Company’s common stock.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(16)

ITEM 8. FINANCIAL STATEMENTS.

(17)

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Worlds Inc.

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. World’s Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worlds Inc. (a Delaware corporation) as of December 31, 2017 and 2016 and the results of its operations and its cash flows for two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

F/K/A/ Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 2, 2018

www.llcpas.net

(18)

Worlds Inc.
Balance Sheets
December 31, 2017 and December 31, 2016
	Audited	Audited
	December 31, 2017	December 31, 2016
ASSETS:
Current Assets
Cash and cash equivalents	$168,229	$93,378
Due from related party	15,998	—

Total Current Assets	184,227	93,378

Total assets	$184,227	$93,378

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,813,656	2,545,672
Due to related party	—	5,053
Notes payable	773,279	773,279
Notes Payable	25,000	750,000

Total Current Liabilities	4,409,843	4,871,912

Long Term Liabilities
Notes payable	725,000	—

Total Long Term Liabilities	725,000	—

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 49,354,666 and 42,031,230 at December 31, 2017 and December 31, 2016, reflecting the reverse split respectively)	49,355	42,031
Common stock subscribed but not yet issued 0 at December 31, 2017 and 2,270,000 at December 31, 2016, reflecting the reverse split respectively)	—	11,350
Additional paid in capital	37,918,817	35,339,905
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(44,125,701)	(41,378,732)
Total stockholders deficit	(4,950,614)	(4,778,533)

Total Liabilities and stockholders' deficit	$184,227	$93,378

The accompanying notes are an integral part of these financial statements

(19)

Worlds Inc.
Statements of Operations
For the Years Ended December 31, 2017 and 2016
	Audited	Audited
	2017	2016
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Warrant expense	1,215,240	—
Option expense	1,041,264	—
Selling, General & Admin.	503,599	588,283
Salaries and related	262,623	240,689

Operating loss	(3,022,727)	(828,972)

Other Income (Expense)
Gain on sale of marketable securities	326,153	—
Loss on settlement of convertible notes	—	(246,413)
Gain (Loss) on change in fair value of derivative liability	—	6,191
Interest Expense	(45,000)	(58,712)
Loss on conversion of payable to common stock	(5,394)	—
Debt issuance expense	—	(5,000)
Net Income/(Loss)	$(2,746,968)	$(1,132,906)

Weighted Average Loss per share	$(0.06)	$(0.04)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split)	49,096,460	32,339,667

The accompanying notes are an integral part of these financial statements

(20)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2016 and 2017
						Common	Common
						Shares	Stock			Total
	Common	Common	Additional	Common		Subscribed	Subscribed			stockholders'
	stock	stock	Paid-in	stock	Subscription	but not	but not	Deferred	Accumulated	equity
	Shares	Amount	capital	Warrants	Receivable	Issued	Issued	compensation	Deficit	(deficit)
Balances, December 31, 2015	24,038,610	$24,038	$34,981,690	$97,869	$—	150,000	$750	$—	$(40,245,826)	$(5,141,478)

Warrants attached with private placement			(1,109,044)	1,109,044						—
Conversion of warrants to common stock	7,000,000	35,000	315,000							350,000
Exercise of warrant			116,600				10,600			127,200
Settlement of convertible notes	10,992,620	54,963	329,196							384,159
Reclassified of derivative liabilities to Additional paid in capital			634,493							634,493
Reclass to reflect the reverse split		(71,970)	71,970							0
Net Loss									(1,132,906)	(1,132,906)
Balances, December 31, 2016	42,031,230	$42,031	$35,339,905	$1,206,913	—	150,000	$11,350	$—	$(41,378,732)	$(4,778,533)

Exercise of warrants to common stock	7,000,000	35,000	268,400				(10,600)			292,800
Warrants as compensation			1,079,561	—						1,079,561
Warrants issued to consultants and investors			135,679							135,679
Issuance of common stock for debt settlement	173,437	867	24,715							25,582
Issuance of common stock for services rendered	150,000	750				(150,000)	(750)			—
Issuance of stock options			1,041,264							1,041,264
Reclass to reflect the reverse split		(29,294)	29,294
Net Loss									(2,746,968)	(2,746,968)
Balances, December 31, 2017	49,354,666	49,355	37,918,817	1,206,913	—	—	—	—	(44,125,701)	(4,950,614)

The accompanying notes are an integral part of these financial statements

(21)

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2017 and 2016
	Audited	Audited
	12/31/17	12/31/16
Cash flows from operating activities:
Net gain/(loss)	$(2,746,968)	$(1,132,906)
Adjustments to reconcile net loss to net cash (used in) operating activities
Loss on settlement of convertible notes		246,413
Fair value of stock options issued	1,041,264	—
Fair value of warrants issued	1,215,240	—
Amortization of discount to note payable	—	5,000
Changes in fair value of derivative liabilities	—	(6,191)
Accounts payable and accrued expenses	267,983	237,577
Due from/to related party	(21,051)	(31,257)
Net cash (used in) operating activities:	(243,532)	(681,364)

Cash flows from financing activities
Proceeds from issuance of note payable	—	290,000
Proceeds from issuance of convertible note payable	—	156,500
Cash paid to repurchase convertible note payable		(175,257)
Proceeds from issuance of common stock		350,000
Proceeds from exercise of warrants	292,800	127,200
Issuance of common stock as payment for account payable	25,582	—
Net cash provided by financing activities	318,382	748,443

Net increase/(decrease) in cash and cash equivalents	74,849	67,079

Cash and cash equivalents, including restricted, beginning of year	93,378	26,298

Cash and cash equivalents, including restricted, end of period	$168,229	$93,379

Non-cash financing activities
Issuance of 54,963,098 shares of common stock to retire convertible notes payable	—	384,159

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$(34,916)
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(22)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc. (currently called MariMed Inc.), the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers. The Company also entered into a License Agreement with MariMed Inc. to sublicense its patented technologies.

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

Due to Related Party

Due to related party is comprised of cash payments made by MariMed Inc. on behalf of Worlds Inc. for shared operating expenses.

(23)

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. The Company’s sources of revenue after the spin off was expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2017 and 2016.

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

(24)

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2017 and December 31, 2016. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $725,000 in long term notes and $25,000 in short term notes outstanding at December 31, 2017. The Company had $750,000 in short term notes outstanding at December 31, 2016. All of the notes were extended during the year.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2017, there were 27,150,000 (pre reverse split) options and 39,900,000 (pre reverse split) warrants, whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2017. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2017, and 2016 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(25)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2017 or 2016.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

(26)

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

(27)

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

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2017 consist of the following:
Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$700,000
Notes Payable - related party	$50,000
Total notes	$1,523,279
2018	$798,279
2019	$725,000
2020	$-0-
2021	$-0-
2022	$-0-
$1,523,279

We issued promissory notes in the amount of $290,000 during the year ended December 31, 2017. The promissory notes carry a 6% annual interest rate. All of the promissory notes had reached their maturity date and extension agreements have been signed for all of the $750,000 in notes. The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $750,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment.

(28)

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a pre reverse split (5 to 1) basis.

During the year ended December 31, 2017 the Company received an additional $292,800 upon the exercise of 24,400,000 warrants to purchase 24,400,000 shares of the Company’s common stock at $0.012 per share.

During the year ended December 31, 2017 the Company issued 750,000 pre reverse split shares of the Company’s common stock as payment for services rendered, an aggregate value of $18,000. The expense was recorded in a prior year and the shares were listed as common stock subscribed but not yet issued until the shares were issued during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company issued 867,183 shares of common stock as payment for an account payable in the amount of $20,187.

During the year ended December 31, 2016, the Company issued 35,000,000 shares of common stock at a price of $0.01 per share raising $350,000. In connection with this raise, the Company issued 35,000,000 warrants with each to purchase one share of common stock at a price of $0.012 in the next five years. During the year ended December 31, 2016, 10,600,000 warrants were exercised.

During the year ended December 31, 2016, the Company issued 54,963,098 shares of common stock by converting $384,159 of the principal of convertible notes payable.

During the year ended December 31, 2017, the Company issued 26,100,000 options to Company officers. 25,000,000 options were issued to Thom Kidrin, the Chief Executive Officer and President of the Company. An additional 1,100,000 options were issued to the Chief Financial Officer of the Company.  The Company recorded an option expense of $1,041,264 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Binomial option price calculation method assuming approximately 1.92% risk-free interest, 0% dividend yield, 402% volatility, an exercise price of $0.03 per share with a current market price of $0.04 and an expected life of 5 years.

During the year ended December 31, 2017, the Company issued 35,000,000 warrants as part of the subscription agreement that included the sale of 35,000,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $0.025. The warrants expire in five years. During the year ended December 31, 2017, the Company issued 4,900,000 warrants to consultants of the Company. The exercise price on the warrants range from $0.01 to $0.06 per share and the expiration dates range from 3 years to five years. The Company recorded a warrant expense of $1,215,240 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.30% risk-free interest, 0% dividend yield, 405% volatility, exercise prices from $0.01 to $0.06 per share with a current market price of $0.028 and an expected life between 3 and 5 years.

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

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on a pre reverse split (5 to 1) basis on December 31, 2017 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.025	35,000,000	3.74
$0.03	26,100,000	4.75
$0.03	2,900,000	2.95
$0.01	1,000,000	4.95
$0.06	1,000,000	4.95
$0.155	200,000	1.00
$0.14	250,000	1.00
$0.11	300,000	2.50
$0.13	300,000	2.50

(29)

NOTE 5 - INCOME TAXES

At December 31, 2017, the Company had federal and state net operating loss carry forwards of approximately $40,000,000 that expire in various years through the year 2037.

Due to operating losses, there is no provision for current federal or state income taxes for the year ended December 31, 2017 and 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2017 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,709,000 less a valuation allowance in the amount of approximately $16,137,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $571,000 and $441,000 for the years ended December 31, 2017 and 2016, respectively.

The Company’s total deferred tax asset as of December 31, 2017 is as follows:

Net operating loss carry forwards	$16,709,000
Valuation allowance	$(16,709,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39)%	(39)%
Total deferred tax asset	0%	0%

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  Mr. Kidrin exercised his one-year renewal option. The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.076 per share, all of which vested on August 30, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The option portion of Mr. Kidrin’s employment agreement has expired and has been replaced by an option agreement giving Mr. Kidrin the option to purchase 25,000,000 million pre reverse split shares of Worlds Inc. common stock at an exercise price of $0.03 per share, all of which vest on October 1, 2017. The remaining parts of the agreement have been renewed by Mr. Kidrin for one year. The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

(30)

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc., now called MariMed Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers. The Company also entered into a License Agreement with MariMed Inc. to sublicense its patented technologies.

Due to and Due from related party is comprised of cash payments for operating expenses made by MariMed Inc. on behalf of Worlds Inc. for the year ended December 31, 2016 and the balance at December 31, 2017 represents payments made by Worlds Inc. on behalf of MariMed Inc. The due from related party balance at December 31, 2017 is $15,998 and at December 31, 2016 the balance in the due to related party is $5,053. The balance in the accrued expense and accounts payables attributable to related parties is $871,463 and $742,032 at December 31, 2017 and 2016, respectively.

NOTE 8 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383, – 8,407,592 and 8,640,028. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those parties that the Company and our legal counsel believe to be infringing on said patents are expensed by the Company.

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the year ended December 31, 2017, the Company sold 582,805 shares at an average price of $0.56 per share raising $326,153. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements.

NOTE 10 - SUBSEQUENT EVENT

The company received an additional $875,000 in January upon the exercise of 35,000,000 warrants to purchase 35,000,000 shares of the Company’s common stock at $0.025 per share.

On February 9, 2018 the Company implemented a 5 for 1 reverse split of the Company’s common stock.

(31)

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures were effective inasmuch as the previous weakness was identified and corrected. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Subject to the inherent limitations described in the following paragraph, our management has concluded that our internal controls over financial reporting was effective at December 31, 2017 at the reasonable assurance level.

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

(32)

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

(33)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	65	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	57	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	71	Director
Robert Fireman	69	Director
Edward Gildea	65	Director

Thomas Kidrin became a director on October 1997 and has been president, secretary and treasurer from December 1997 through July 2007 then added the title chief executive officer since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin is a director of MariMed Inc. and was its CEO from its inception in 2011 until July 20, 2017. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan has been Vice President-Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.  From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.  From 2004 to 2010, Mr. Ryan was the CFO of Peminic, Inc.  From 2008 to 2012 Mr. Ryan served as the CFO of Conversive Inc. Mr. Ryan was the CFO of MariMed Inc. from its inception in 2011 until July 20, 2017. Mr. Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University.

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

Mr. Stolar is a director of MariMed Inc.

(34)

Robert Fireman became a director on September 11, 2007 and is a seasoned executive in the building of technology and consumer driven companies. He brings to Worlds vast experience in the development of real time, loyalty based, stored value products and services.  Mr. Fireman was a founder and former Director and General Manager of SmartSource Direct, Inc., a subsidiary of News America Marketing (News Corp).  Mr. Fireman was responsible for the development, marketing and distribution of card-based loyalty, financial, and database products & services in retail, grocery and drug store chains encompassing over 50,000 stores throughout the U.S.  Mr. Fireman is a director of MariMed Inc. and has been its CEO since July 20, 2017. Mr. Fireman has been a practicing attorney for over 25 years and is the managing attorney of Fireman & Associates LLP.

Mr. Gildea became a director on January 10, 2014 and contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development and executive leadership. He has many years of experience as a board member. Mr. Gildea was the CEO, President, and Chairman of the Board Of Directors of Converted Organics Inc., a publicly held company that manufactures organic fertilizer by recycling food waste, from January 2006 until June 2013.  He was also a lawyer for, and COO of, QualityMetric Inc. (healthcare) from 2000-2005 and Grolier Incorporated (publishing) from1980-1989. He spent 10 years at the Kellogg Company (1990-2000) as their vice president of legal where he managed and supervised a legal team responsible for executing mergers, acquisitions and divestitures. He is currently a member of the board of directors of Finjan Holdings Inc. (Intellectual property security software), WPCS International Inc. (wireless communications and Bitcoin exchange) and MariMed Inc. (cannabis related activities).  He received his undergraduate degree from The College of the Holy Cross and his law degree from Suffolk University.

The board of directors did not meet during 2017 but acted by written consent one time during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

On June 19, 2017 Appelle, Bungie Inc., filed an extension request to respond which the CAFC granted on June 27, 2017.

On August 25, 2017, Appellee Bungie Inc. filed its Response Brief with CAFC.

On September 22, Appellant Worlds Inc. filed its Reply Brief with CAFC.

On January 22, 2018, the United States Court of Appeals for the Federal Circuit scheduled the oral argument for Worlds’ appeal of the U.S. Patent & Trademark Office Patent Trial & Appeal Board (USPTO PTAB) Inter Partes Review (IPR) decisions that issued in November and December, 2016. The oral argument took place before a panel of three judges of the Federal Circuit on March 9, 2018.  A decision on these appeals is expected within the 2018 calendar year.

(35)

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2017.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that the CEO did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(36)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2017, and 2016, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2017	$75,000	(3)			$997,380			$1,072,380	(3)
	2016	$51,924	(3)						$51,924

Chris Ryan, CFO	2017	$10,000	(4)			$43,885			$53,885
	2016

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

(4) Mr. Ryan received limited compensation in 2017 and no compensation in 2016. His compensation has been deferred due to lack of funds.

(37)

Stock Option Grants

The following table sets forth information as of December 31, 2017 concerning unexercised options, unvested stock and equity incentive plan awards on a pre reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2017

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	25,000,000	0	0	$0.03	09-30-22

Christopher Ryan	1,100,000	0	0	$0.03	09-30-22
Christopher Ryan	300,000	0	0	$0.110	06-29-20

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2017 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Bernard Stolar	0	0	0		0
Robert Fireman	0	0	0		0
Edward Gildea	0	0	0		0

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2017 fiscal year for the fair value of stock options granted to the named director in fiscal year 2017, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

No stock options were issued to the directors during 2017. Their option Awards for 2017 service will be granted in 2018.

(38)

Employment Agreements

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  Mr. Kidrin exercised his one-year renewal option. The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.076 per share, all of which vested on August 30, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The option portion of Mr. Kidrin’s employment agreement has expired and has been replaced by an option agreement giving Mr. Kidrin the option to purchase 25,000,000 million shares on a pre reverse split basis of Worlds Inc. common stock at an exercise price of $0.03 per share, all of which vest on October 1, 2017. The remaining parts of the agreement have been renewed by Mr. Kidrin for one year. The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

Stock Option Plan

On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which was presented to our shareholders for their approval at our next annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.

Compensation Committee Interlocks and Insider Participation

All of our directors currently hold the same positions with our former subsidiary, Worlds Online Inc. (currently named MariMed Inc.), although it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months that transition has extended longer than initially anticipated. In addition, our CEO was the CEO of MariMed from inception in 2011 until July 20, 2017 when he was replace by another of our ditrectors and our CFO was the CFO of MariMed from inception in 2011 until July 20, 2017. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and is a director MariMed Inc. and until July 20, 2017 was also its CEO and Mr. Fireman who is one of our directors and is a director of MariMed Inc. and its CEO since July 20, 2017 may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS ON A PRE REVERSE SPLIT (5:1) BASIS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thom Kidrin	25,000,000	0	0	$0.03	09-30-22
Christopher Ryan	1,100,000	0	0	$0.03	09-30-22
Christopher Ryan	300,000	0	0	$0.11	06-29-20

(39)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 26, 2016, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 49,354,666 shares of common stock outstanding as of March 26, 2018. All common stock numbers have been adjusted following the 5:1 reverse split implemented on February 9, 2018.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 26, 2018

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)
Thomas Kidrin	6,000,000	(3)	12.2%
Christopher Ryan	653,252	(4)	1.3%
Robert Fireman	40,000	(5)	*
Bernard Stolar	40,000	(5)	*
Edward Gildea	70,000	(6)	*

All directors and executive officers as a group (one person)	6,803,252	(7)

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(4) Includes 280,000 currently exercisable stock options.

(5) Includes of 40,000 options which are currently exercisable.

(6) Consists of 70,000 stock options, which are currently exercisable.

(7) Includes 5,430,000 currently exercisable stock options.

(40)

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

We currently own approximately 3% of the outstanding common stock of our former wholly-owned subsidiary, MariMed Inc., and it has directors which mirror ours and its former and current CEOs are our directors, although it is the intent that our current non-employee directors will only serve during a transition period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, L&L CPAS, P.A. (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2017 and 2016. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2017		2016
	L&L		L&L

Audit Fees (1)	$12,500	(2)	$26,500
Audit-Related Fees (3)	10,500		15,000
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$24,500		$43,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for L&L in 2017 and 2016 relate to (i) the audit of our annual financial statements for the years ended December 31, 2017 and 2016, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2017 and 2016.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(41)

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

(42)

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

** Filed herewith

(43)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018	WORLDS INC.
(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	April 2, 2018

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 2, 2018

/s/ Bernard Stolar Bernard Stolar	Director	April 2, 2018

/s/ Robert Fireman Robert Fireman	Director	April 2, 2018

/s/ Edward Gildea Edward Gildea	Director	April 2, 2018

(44)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (a)

4.1	2007 Stock Option Plan (c)

10.1	Consulting Agreement between the Registrant and SGC Advisory, Inc. (b)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

10.3	License Agreement between Worlds Online Inc. and Registrant date as of May 16, 2011 (e)

14.1	Code of Ethics (d)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1	Section 1350 Certifications of Chief Executive Officer **

32.2	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(b)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on March 30, 2000, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.
(e)	Incorporated by reference from Registration statement on form 10-12G (File No. 000-54433), Amendment No. 2 of Worlds Online Inc. filed on October 7, 2011.

** Filed herewith

(45)