Form 10-Q
period 2018-03-31
WORLDS INC
filed 2018-05-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 000-24115

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

As of March 31, 2018, 49,354,833 shares of the Issuer's Common Stock were outstanding.

(1)

Worlds Inc.

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

(3)

Worlds Inc.
Balance Sheets
March 31, 2018 and December 31, 2017
	Unaudited	Audited
	March 31, 2018	December 31, 2017

ASSETS:
Current Assets
Cash and cash equivalents	$1,147,409	$168,229
Due from related party	20,998	15,998

Total Current Assets	1,168,407	184,227

Total assets	$1,168,407	$184,227

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,307,268	2,813,656
Notes payable	773,279	773,279
Notes Payable	750,000	25,000

Total Current Liabilities	4,628,455	4,409,843

Long Term Liabilities
Notes payable	—	725,000

Total Long Term Liabilities	—	725,000

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 49,354,833 at March 31, 2018 and December 31, 2017, reflecting the reverse split respectively)	49,355	49,355
Common stock subscribed but not yet issued 7,000 at March 31, 2018 and 0 at December 31, 2017, reflecting the reverse split respectively)	7,000	—
Additional paid in capital	40,126,237	37,918,817
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(44,849,553)	(44,125,701)
Total stockholders deficit	(3,460,046)	(4,950,614)

Total Liabilities and stockholders' deficit	$1,168,407	$184,228

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
	Unaudited	Unaudited
	2018	2017

Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Warrant expense	1,339,420	—
Selling, General & Admin.	206,931	145,579
Salaries and related	70,460	64,054

Operating loss	(1,616,811)	(209,633)

Other Income (Expense)
Gain on sale of marketable securities	904,054	—
Loss on conversion of payable to common stock	—	(5,394)
Interest Expense	(11,096)	(11,096)
Net Income/(Loss)	$(723,852)	$(226,123)

Weighted Average Loss per share	$(0.01)	**
Weighted Average Common Shares Outstanding (reflecting the reverse stock split)	49,354,888	48,345,830

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017

	Unaudited	Unaudited
	3/31/18	3/31/17
Cash flows from operating activities:
Net gain/(loss)	$(723,852)	(226,123)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of warrants issued	1,339,420	—
Accounts payable and accrued expenses	(506,389)	23,962
Due from/to related party	(5,000)	(9,279)
Net cash (used in) operating activities:	104,179	(211,440)

Cash flows from financing activities
Proceeds from exercise of warrants	875,000	292,800
Issuance of common stock as payment for account payable	—	25,582
Net cash provided by financing activities	875,000	318,382

Net increase/(decrease) in cash and cash equivalents	979,178	106,942

Cash and cash equivalents, including restricted, beginning of period	168,229	93,378

Cash and cash equivalents, including restricted, end of period	$1,147,409	200,320

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	—
Income taxes	$—	—

The accompanying notes are an integral part of these financial statements

(6)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2018

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

Revenue Recognition

Effective for the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. The Company’s current sources of revenue after the spin off are expected to be from any revenue that may be generated from enforcing its patents. The Company recognizes revenue when all of the following criteria are met: evidence of an arrangement exists such as a signed contract, delivery has occurred, the price is fixed or determinable, and collectability is reasonable assured. This will usually be in the form of a receipt of a customer’s acceptance indicating the product has been completed to their satisfaction except for development work and service revenue which is recognized when the services have been performed.

Research and Development Costs

Research and development costs are charged to operations as incurred.

(7)

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2017 and thus far in 2018.

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

(8)

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2017 and December 31, 2017. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 in short term notes outstanding at March 31, 2018. As of December 31, 2017 $725,000 of such additional notes were categorized as long term notes and only $25,000 were categorized as short term notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2018 there were 5,430,000 options and 4,480,000 warrants whose effect is anti-dilutive and not included in diluted net loss per share. As of December 31, 2017, there were 5,430,000 (post reverse split) options and 7,980,000 (post reverse split) warrants, whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2017. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2018 and December 31, 2017, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(9)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2017.

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

(10)

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

The Company has reviewed the new tax law recently enacted and determined that there will not be a material impact on the financial statements.

(11)

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

During the three months ended March 31, 2018 the Company received an additional $875,000 upon the exercise of 35,000,000 warrants (pre reverse split) to purchase 35,000,000 (pre reverse split) shares of the Company’s common stock at $0.025 per share.

During the three months ended March 31, 2018, the Company issued 3,500,000 warrants as part of a subscription agreement. Each warrant entitles the holder to purchase one share of common stock at a price of $0.325. The warrants expire in five years.  The Company recorded a warrant expense of $1,339,420 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.52% risk-free interest, 0% dividend yield, 443% volatility, exercise price of $0.325 per share with a current market price of $0.385 and an expected life of 5 years.

During the three months ended March 31, 2017 the Company received an additional $292,800 upon the exercise of 24,400,000 warrants (pre reverse split) to purchase 24,400,000 (pre reverse split) shares of the Company’s common stock at $0.012 per share.

NOTE 4 - NOTES PAYABLE

Notes payable at March 31, 2018 consist of the following:
Entire balance of principal and unpaid interest due on demand	$124,230
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$700,000
Notes Payable - related party	$50,000
Total notes	$1,523,279
2018	$773,279
2019	$750,000
2020	$-0-
2021	$-0-
2022	$-0-
$1,523,279

The promissory notes and note payable related party carry a 6% annual interest rate and are payable upon the earlier of (a) 24 months from the date of the promissory note or (b) the Company reaching a settlement(s) on a patent infringement claim(s) and receiving an aggregate of at least $2 million net proceeds from such settlement(s). The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $500,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment. All of the promissory notes had reached their maturity date and extension agreements have been signed for all of the $750,000 in notes.

(12)

NOTE 5 – STOCK OPTIONS

No stock options were issued during the three months ended March 31, 2018 and no stock options were exercised during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued 3,500,000 warrants as part of a subscription agreement. Each warrant entitles the holder to purchase one share of common stock at a price of $0.325. The warrants expire in five years.  The Company recorded a warrant expense of $1,339,420 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.52% risk-free interest, 0% dividend yield, 443% volatility, exercise price of $0.325 per share with a current market price of $0.385 and an expected life of 5 years.

No stock options were issued during the three months ended March 31, 2017 and no stock options were exercised during the three months ended March 31, 2017.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on a post reverse split basis on March 31, 2018 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.325	3,500,000	4.83
$0.15	5,220,000	4.50
$0.15	580,000	2.70
$0.05	200,000	4.70
$0.30	200,000	4.70
$0.775	40,000	0.75
$0.70	50,000	0.75
$0.55	60,000	2.25
$0.65	60,000	2.25

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 30, 2012, is for five years with a one-year renewal option held by Mr. Kidrin.  Mr. Kidrin exercised his one-year renewal option. The agreement provides for a base salary of $175,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 7.5 million shares of Worlds Inc. common stock at an exercise price of  $0.076 per share, all of which vested on August 30, 2012; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The option portion of Mr. Kidrin’s employment agreement has expired and has been replaced by an option agreement giving Mr. Kidrin the option to purchase 5,000,000 million post reverse split shares of Worlds Inc. common stock at an exercise price of $0.15 per share, all of which vest on October 1, 2017. The remaining parts of the agreement have been renewed by Mr. Kidrin for one year. The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

(13)

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, MariMed Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers.

Due from related party account is comprised of cash payments for operating expenses made by Worlds Inc on behalf of MariMed Inc. The balance at March 31, 2018 is a due from related party of $20,998 and the balance on December 31, 2017 is $15,998.

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

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the three months ended March 31, 2018, the Company sold 1,069,045 shares at an average price of $0.85 per share raising $904,054. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in political, social and economic conditions in the jurisdictions in which we operate and changes to regulations that pertain to our operations.

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

(15)

Revenues

We generated no revenue during the quarter because we transferred the operations of the Company to MariMed Inc. and our other anticipated revenue generation streams did not produce any income during the quarter.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2018 and 2017 were $0.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue is $0 for the three months ended March 31, 2018 and 2017. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the three months ended March 31, 2018 and 2017.

Selling general and administrative (SG&A) expenses increased by $61,352 from $145,579 to $206,931 for the three months ended March 31, 2017 and 2018, respectively. Increase is due to activity related to the patent litigation.

Salaries and related increased by $6,406 to $70,460 from $64,054 for the three months ended March 31, 2018 and 2017, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his employment agreement.

For the three months ended March 31, 2018, the Company recorded a warrant expense of $1,339,420, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,500,000 (post reverse split) warrants granted to investors of the company. For the three months ended March 31, 2017, there was no warrant expense.

For the three months ended March 31, 2018 and 2017 the Company had an interest expense of $11,096.

For the three months ended March 31, 2018 we had a gain on sale of marketable securities of $904,054. The Company sold shares in the spin-off company MariMed Inc. For the three months ended March 31, 2017 we had $0.

As a result of the foregoing, we realized a net loss of $732,852 for the three months ended March 31, 2018 compared to a net loss of $226,123 in the three months ended March 31, 2017.

(16)

Liquidity and Capital Resources

At March 31, 2018, our cash and cash equivalents were $1,147,409. During the three months ended March 31, 2018, we raised an aggregate of $875,000 from warrants being exercised for common stock. We raised an additional $904,054 through the sale of shares of stock that the Company retained in the spin off company MariMed Inc.

At March 31, 2017, our cash and cash equivalents were $200,320. During the three months ended March 31, 2017, we raised an aggregate of $292,800 from warrants being exercised for common stock.

There were no capital expenditures in the three months ended March 31, 2018 or in the three months ended March 31, 2017.

Our primary cash requirements have been used to fund the cost of operations and lawsuits, and patent enforcement, with additional funds having been used in connection with the exploration of new business lines.

The funds raised in our 2018 and 2017 financings were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(18)

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

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2017 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018 we raised an aggregate of $875,000 from warrants being exercised for common stock.

During the three months ended March 31, 2017 we raised an aggregate of $292,800 from warrants being exercised for common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

(19)

Item 6. Exhibits

3.1	Certificate of Incorporation (a)

3.2	By-Laws Restated as Amended (a)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF*XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE*XBRL	Taxonomy Extension Presentation Linkbase

a)	Filed previously with the Proxy Statement Form DEF 14A on May 9, 2010 and incorporated herein by reference.

(20)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2018

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

(21)

 INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (a)

3.2	By - Laws Restated as Amended (a)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

a)	Filed previously with the Proxy Statement Form DEF 14A on May 9, 2010 and incorporated herein by reference.

(22)