Form 10-Q
period 2018-06-30
WORLDS INC
filed 2018-08-13
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

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

As of June 30, 2018, 56,544,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2018 and December 31, 2017
	Unaudited	Audited
	June 31, 2018	December 31, 2017

ASSETS:
Current Assets
Cash and cash equivalents	$1,275,032	$168,229
Due from related parties	20,998	15,998

Total Current Assets	1,296,030	184,227

Total assets	$1,296,030	$184,227

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,268,963	2,813,656
Notes payable	773,279	773,279
Notes Payable	750,000	25,000

Total Current Liabilities	4,590,150	4,409,843

Long Term Liabilities
Notes payable	—	725,000

Total Long Term Liabilities	—	725,000

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,554,833 at June 30, 2018 and 49,354,833 at December 31, 2017, reflecting the reverse split respectively)	56,555	49,355
Additional paid in capital	40,179,037	37,918,817
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(44,736,625)	(44,125,701)
Total stockholders deficit	(3,294,118)	(4,950,614)

Total Liabilities and stockholders' deficit	$1,296,030	$184,228

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Six and Three Months Ended June 30, 2018 and 2017

	Unaudited			Unaudited
	Six Months Ended June 30		Three Months Ended June 30
	2018	2017	2018		2017
Revenues
Revenue	$—	—		$—	—

Total Revenue	—	—		—	—

Cost and Expenses

Cost of Revenue	109,890	—		109,890	—

Gross Profit/(Loss)	(109,890)	—		(109,890)	—

Selling, General & Admin.	337,881	253,362		130,951	107,790
Salaries and related	140,920	128,109		70,460	64,054

Operating loss	(588,691)	(381,471)		(311,301)	(171,844)

Other Income (Expense)
Gain on sale of marketable securities	1,339,502	—		435,448	—
Warrant Expense	(1,339,420)	—		—	—
Loss on conversion of payable to common stock	—	(5,394)		—	—
Interest Expense	(22,315)	(22,315)		(11,219)	(11,219)
Net Income/(Loss)	$(610,924)	(409,180)		$112,928	(183,063)

Weighted Average Loss per share	$(0.01)	(0.01)	$	**	**
Weighted Average Common Shares Outstanding (reflecting the reverse stock split)	49,562,568	48,833,974		49,768,020	49,316,754

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
	Unaudited	Unaudited
	6/30/18	6/30/17
Cash flows from operating activities:
Net gain/(loss)	$(610,924)	$(409,187)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of warrants issued	1,339,420	—
Accounts payable and accrued expenses	(544,694)	93,592
Due from/to related party	(5,000)	(9,655)
Net cash (used in) operating activities:	178,802	(325,250)

Cash flows from financing activities
Proceeds from exercise of warrants	875,000	292,800
Issuance of common stock as payment for account payable	53,000	25,582
Net cash provided by financing activities	928,000	318,382
Net increase/(decrease) in cash and cash equivalents	1,106,801	(6,868)

Cash and cash equivalents, including restricted, beginning of year	168,229	93,378

Cash and cash equivalents, including restricted, end of period	$1,275,032	$86,512

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2018

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

(5)

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

(6)

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2017 and December 31, 2017. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 in short term notes outstanding at June 30, 2018. As of December 31, 2017 $725,000 of such additional notes were categorized as long term notes and only $25,000 were categorized as short term notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2018 there were 5,430,000 options and 4,480,000 warrants whose effect is anti-dilutive and not included in diluted net loss per share. As of December 31, 2017, there were 5,430,000 (post reverse split) options and 7,980,000 (post reverse split) warrants, whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2017. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2018 and December 31, 2017, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

(9)

NOTE 2 - EQUITY

On February 9, 2018 the Company implemented a 5 for 1 reverse split of the Company’s common stock.

During the six months ended June 30, 2018 the Company received an additional $875,000 upon the exercise of 35,000,000 warrants (pre reverse split) to purchase 35,000,000 (pre reverse split) shares of the Company’s common stock at $0.025 per share.

During the six months ended June 30, 2018, the Company issued 3,500,000 warrants as part of a subscription agreement. Each warrant entitles the holder to purchase one share of common stock at a price of $0.325. The warrants expire in five years.  The Company recorded a warrant expense of $1,339,420 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.52% risk-free interest, 0% dividend yield, 443% volatility, exercise price of $0.325 per share with a current market price of $0.385 and an expected life of 5 years.

During the six months ended June 30, 2017 the Company received an additional $292,800 upon the exercise of 24,400,000 warrants (pre reverse split) to purchase 24,400,000 (pre reverse split) shares of the Company’s common stock at $0.012 per share.

NOTE 3 - NOTES PAYABLE

Notes payable at June 30, 2018 consist of the following:
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

(10)

NOTE 4 – STOCK OPTIONS

No stock options were issued or exercised during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company issued 3,500,000 warrants as part of a subscription agreement. Each warrant entitles the holder to purchase one share of common stock at a price of $0.325. The warrants expire in five years.  The Company recorded a warrant expense of $1,339,420 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.52% risk-free interest, 0% dividend yield, 443% volatility, exercise price of $0.325 per share with a current market price of $0.385 and an expected life of 5 years.

No stock options were issued or exercised during the six months ended June 30, 2017.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on a post reverse split basis on June 30, 2018 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding and Exercisable
$0.325	3,500,000	4.58
$0.15	5,220,000	4.25
$0.15	580,000	2.45
$0.05	200,000	4.45
$0.30	200,000	4.45
$0.775	40,000	0.50
$0.70	50,000	0.50
$0.55	60,000	2.00
$0.65	60,000	2.00

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, MariMed Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers.

Due from related party account is comprised of cash payments for operating expenses made by Worlds Inc on behalf of MariMed Inc. The balance at June 30, 2018 is a due from related party of $20,998 and the balance on December 31, 2017 is $15,998.

NOTE 7 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383, – 8,407,592 and 8,640,028. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. Susman Godfrey LLP is lead counsel for the Company. The costs to prosecute those parties that the Company and our legal counsel believe to be infringing on said patents are expensed as incurred.

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

NOTE 8 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the six months ended June 30, 2018, the Company sold 1,257,213 shares at an average price of $1.07 per share raising $1,339,502. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements.

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

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff, was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, and more recently to protect, increase and enforce our patent portfolio.  Although we have been able to generate funds through our sale of shares of MariMed Inc., we continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, raise more funds through the sale of shares of MariMed Inc., or start to generate sufficient revenues, we may need to once again scale back operations.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2018 and 2017 were $0.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue is $0 for the three months ended June 30, 2018 and 2017. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $109,890 in the three months ended June 30, 2018 compared to $0 in the three months ended June 30, 2017. Increase is due to a modest investment by the Company exploring potential opportunities in the augmented reality space and crypto currencies. It is too soon to tell if the Company will continue investing in any of these areas.

Selling general and administrative (SG&A) expenses increased by $23,161 from $107,790 to $130,951 for the three months ended June 30, 2017 and 2018, respectively. Increase is due to activity related to the patent litigation and activity around exploring new business opportunities as mentioned above.

Salaries and related increased by $6,406 to $70,460 from $64,054 for the three months ended June 30, 2018 and 2017, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his employment agreement.

For the three months ended June 30, 2018 and 2017 the Company had an interest expense of $11,219.

For the three months ended June 30, 2018 we had a gain on sale of marketable securities of $435,448. The Company sold shares in the spin-off company MariMed Inc. For the three months ended June 30, 2017 we had $0.

As a result of the foregoing, we realized net income of $112,928 for the three months ended June 30, 2018 compared to a net loss of $183,063 in the three months ended June 30, 2017.

(14)

 Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue is $0 for the six months ended June 30, 2018 and 2017. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $109,890 in the six months ended June 30, 2018 compared to $0 in the six months ended June 30, 2017. Increase is due to a modest investment by the Company exploring potential opportunities in the augmented reality space and crypto currencies. It is too soon to tell if the Company will continue investing in any of these areas.

Selling general and administrative (SG&A) expenses increased by $84,519 from $253,362 to $337,881 for the six months ended June 30, 2017 and 2018, respectively. The increase is due to an increase in professional service fees related to the patent infringement lawsuit and exploring new business opportunities as explained above.

Salaries and related increased by $12,811 to $140,920 from $128,109 for the six months ended June 30, 2018 and 2017, respectively. The increase is due to an increase in the CEO’s salary based on the terms of his employment agreement.

For the six months ended June 30, 2018, the Company recorded a warrant expense of $1,339,420, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,500,000 (post reverse split) warrants granted to investors of the company. For the three months ended June 30, 2017, there was no warrant expense.

For the six months ended June 30, 2018 and 2017, the Company had interest expense of $22,315.

For the six months ended June 30, 2018 we had a gain on sale of marketable securities of $1,339,502. The Company sold shares in the spin-off company MariMed Inc. For the six months ended June 30, 2017 we had $0.

As a result of the foregoing, we realized a net loss of $610,924 for the six months ended June 30, 2018 compared to a net loss of $409,180 in the six months ended June 30, 2017.

(15)

Liquidity and Capital Resources

At June 30, 2018, our cash and cash equivalents were $1,275,032. During the six months ended June 30, 2018, we raised an aggregate of $875,000 from warrants being exercised for common stock. We raised an additional $1,339,502 through the sale of shares of stock that the Company retained in the spin off company MariMed Inc.

During the six months ended June 30, 2017, we raised an aggregate of $292,800 from warrants being exercised for common stock.

There were no capital expenditures in the six months ended June 30, 2018 or in the six months ended June 30, 2017.

Our primary cash requirements have been used to fund the cost of operations and lawsuits, and patent enforcement, with additional funds having been used in connection with the exploration of new business lines.

The funds raised in our 2018 and 2017 financings were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and to explore new business opportunities.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds or implement any of these plans.

Item 4. Controls And Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(17)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018 we raised an aggregate of $875,000 from warrants being exercised for common stock.

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

Date: August 13, 2018

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

(21)