Form 10-Q
period 2018-09-30
WORLDS INC
filed 2018-11-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

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

As of September 30, 2018, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2018 and December 31, 2017

	Unaudited	Audited
	September 30, 2018	December 31, 2017

ASSETS:
Current Assets
Cash and cash equivalents	$2,646,672	$168,229
Due from related parties	20,998	15,998

Total Current Assets	2,667,670	184,227

Total assets	$2,667,670	$184,227

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,218,474	2,813,656
Notes payable	773,279	773,279
Notes Payable	750,000	25,000

Total Current Liabilities	4,539,661	4,409,843

Long Term Liabilities
Notes payable	—	725,000

Total Long Term Liabilities	—	725,000

Stockholders' (Deficit)

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,554,833 at June 30, 2018 and 49,354,833 at December 31, 2017, reflecting the reverse split respectively)	56,815	49,355
Additional paid in capital	41,560,157	37,918,817
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(44,695,876)	(44,125,701)
Total stockholders deficit	(1,871,989)	(4,950,615)

Total Liabilities and stockholders' deficit	$2,667,670	$184,227

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Nine and Three Months Ended September 30, 2018 and 2017

	Unaudited		Unaudited
	Nine Months Ended September 30		Three Months Ended September 30
	2018	2017	2018		2017
Revenues
Revenue	$—	—		$—	—

Total Revenue	—	—		—	—

Cost and Expenses

Cost of Revenue	189,500	—		79,610	—

Gross Profit/(Loss)	(189,500)	—		(79,610)	—

Option expense	1,316,380	—		1,316,380	—
Selling, General & Admin.	504,448	332,166		166,567	78,797
Salaries and related	204,560	192,163		63,640	64,054

Operating loss	(2,214,887)	(524,329)		(1,626,196)	(142,852)

Other Income (Expense)
Gain on sale of marketable securities	3,017,790	58,655		1,678,288	58,655
Warrant Expense	(1,339,420)	—		—	—
Loss on conversion of payable to common stock	—	(5,394)		—	—
Interest Expense	(33,658)	(33,658)		(11,342)	(11,342)
Net Income/(Loss)	$(570,175)	(504,726)		$40,749	(95,540)

Weighted Average Loss per share	$(0.01)	(0.01)	$	**	**
Weighted Average Common Shares Outstanding (reflecting the reverse stock split)	51,944,650	49,009,445		56,631,137	49,354,666

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017

	Unaudited	Unaudited
	9/30/18	9/30/17
Cash flows from operating activities:
Net gain/(loss)	$(570,175)	$(504,726)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	1,316,380	—
Fair value of warrants issued	1,339,420	—
Accounts payable and accrued expenses	(595,183)	146,089
Due from/to related party	(5,000)	(15,148)
Net cash (used in) operating activities:	1,485,442	(373,785)

Cash flows from financing activities
Proceeds from exercise of warrants	875,000	292,800
Issuance of common stock as payment for account payable	118,000	25,582
Net cash provided by financing activities	993,000	318,382
Net increase/(decrease) in cash and cash equivalents	2,478,441	(55,404)

Cash and cash equivalents, including restricted, beginning of year	168,229	93,378

Cash and cash equivalents, including restricted, end of period	$2,646,672	$37,976

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018

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

(6)

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2018 and December 31, 2017. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 in short term notes outstanding at September 30, 2018. As of December 31, 2017 $725,000 of such additional notes were categorized as long term notes and only $25,000 were categorized as short term notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2018 there were 5,430,000 options and 4,480,000 warrants whose effect is anti-dilutive and not included in diluted net loss per share. As of December 31, 2017, there were 5,430,000 (post reverse split) options and 7,980,000 (post reverse split) warrants, whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2017. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2018 and December 31, 2017, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Warrant and option expense was measured by using level 3 valuation.

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

During the nine months ended September 30, 2018 the Company received an additional $875,000 upon the exercise of 35,000,000 warrants (pre reverse split) to purchase 35,000,000 (pre reverse split) shares of the Company’s common stock at $0.025 per share.

During the nine months ended September 30, 2018, the Company issued 3,500,000 warrants as part of a subscription agreement. Each warrant entitles the holder to purchase one share of common stock at a price of $0.325. The warrants expire in five years.  The Company recorded a warrant expense of $1,339,420 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.52% risk-free interest, 0% dividend yield, 443% volatility, exercise price of $0.325 per share with a current market price of $0.385 and an expected life of 5 years.

During the nine months ended September 30, 2017 the Company received an additional $292,800 upon the exercise of 24,400,000 warrants (pre reverse split) to purchase 24,400,000 (pre reverse split) shares of the Company’s common stock at $0.012 per share.

NOTE 3 - NOTES PAYABLE

Notes payable at September 30, 2018 consist of the following:
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

(10)

NOTE 4 – STOCK OPTIONS AND WARRANTS

Five million stock options were issued to the CEO as part of his employment agreement on August 28, 2018, see Note 5. An additional 300,000 options were issued to two new Directors on August 28, 2018. The options expire in five years.  The Company recorded an option expense of $1,316,380 equal to the estimated fair value of the options at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.52% risk-free interest, 0% dividend yield, 460% volatility, exercise price of $0.25 per share with a current market price of $0.25 and an expected life of 5 years. No stock options were exercised during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company issued 3,500,000 warrants as part of a subscription agreement. Each warrant entitles the holder to purchase one share of common stock at a price of $0.325. The warrants expire in five years.  The Company recorded a warrant expense of $1,339,420 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.52% risk-free interest, 0% dividend yield, 443% volatility, exercise price of $0.325 per share with a current market price of $0.385 and an expected life of 5 years.

No stock options were issued or exercised during the nine months ended September 30, 2017.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on a post reverse split basis on September 30, 2018 are as follows:
Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	4.33
$0.15	5,220,000	4.00
$0.15	580,000	2.20
$0.05	200,000	4.20
$0.30	200,000	4.20
$0.775	40,000	0.25
$0.70	50,000	0.25
$0.55	60,000	1.75
$0.65	60,000	1.75
$0.25	5,300,000	4.92
Exercisable
$0.325	3,500,000	4.33
$0.15	5,220,000	4.00
$0.15	580,000	2.20
$0.05	200,000	4.20
$0.30	200,000	4.20
$0.775	40,000	0.25
$0.70	50,000	0.25
$0.55	60,000	1.75
$0.65	60,000	1.75
$0.25	2,000,000	4.92

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million shall vest on August 28, 2019 and the remaining 1.5 million shall vest on August 28, 2020 ; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

(11)

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, MariMed Inc., the majority of its operations and related operational assets. The Company retained its patent portfolio which it intends to continue to increase and to more aggressively enforce against alleged infringers.

Due from related party account is comprised of cash payments for operating expenses made by Worlds Inc on behalf of MariMed Inc. The balance at September 30, 2018 is a due from related party of $20,998 and the balance on December 31, 2017 is $15,998.

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

NOTE 8 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the nine months ended September 30, 2018, the Company sold 1,842,116 shares at an average price of $1.64 per share raising $3,017,790. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements.

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

Liquidity and Capital Resources

We have had to limit our operations since mid 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff, was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, and more recently to protect, increase and enforce our patent portfolio.  Although we have been able to generate funds through our sale of shares of MariMed Inc., we continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, raise more funds through the sale of shares of MariMed Inc., or start to generate sufficient revenues, we may be unable to purchase additional patents or otherwise expand operations through acquisition or otherwise.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2018 and 2017 were $0.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue is $0 for the three months ended September 30, 2018 and 2017. All the operations were transferred over to Worlds Online (now called MariMed Inc.) in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $79,610 in the three months ended September 30, 2018 compared to $0 in the three months ended September 30, 2017. Increase is due to a modest investment by the Company exploring potential opportunities in the augmented reality space and crypto currencies. It is too soon to tell if the Company will continue investing in any of these areas.

Selling general and administrative (SG&A) expenses increased by $87,770 from $78,797 to $166,567 for the three months ended September 30, 2017 and 2018, respectively. Increase is due to activity related to the patent litigation and activity around exploring new business opportunities as mentioned above.

Salaries and related decreased by $414 to $63,640 from $64,054 for the three months ended September 30, 2018 and 2017, respectively. The slight decrease is due to the change in the CEO’s salary based on the terms of his new employment agreement.

For the three months ended September 30, 2018 the Company had an option expense of $1,316,380. For the three months ended September 30, 2017, there was no option expense.

For the three months ended June 30, 2018 and 2017 the Company had an interest expense of $11,342.

For the three months ended September 30, 2018 we had a gain on sale of marketable securities of $1,678,288 compared to $58,655 for the three months ended September 30, 2017. The Company sold shares in the spin-off company MariMed Inc.

As a result of the foregoing, we realized net income of $40,749 for the three months ended September 30, 2018 compared to a net loss of $95,540 in the three months ended September 30, 2017.

(14)

 Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue is $0 for the nine months ended September 30, 2018 and 2017. All the operations were transferred over to MariMed Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand the business through acquisition or otherwise.

Cost of revenues is $189,500 in the nine months ended September 30, 2018 compared to $0 in the nine months ended September 30, 2017. Increase is due to a modest investment by the Company exploring potential opportunities in the augmented reality space and crypto currencies. It is too soon to tell if the Company will continue investing in any of these areas.

Selling general and administrative (SG&A) expenses increased by $172,282 from $332,166 to $504,448 for the nine months ended September 30, 2017 and 2018, respectively. The increase is due to an increase in professional service fees related to the patent infringement lawsuit and exploring new business opportunities as explained above.

Salaries and related increased by $12,397 to $204,560 from $192,163 for the nine months ended September 30, 2018 and 2017, respectively. The increase is due to changes in the CEO’s salary based on the terms of his new employment agreement.

For the nine months ended September 30, 2018 the Company had an option expense of $1,316,380. For the nine months ended September 30, 2017, there was no option expense.

For the nine months ended September 30, 2018, the Company recorded a warrant expense of $1,339,420, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,500,000 (post reverse split) warrants granted to investors of the company. For the nine months ended September 30, 2017, there was no warrant expense.

For the nine months ended September 30, 2018 and 2017, the Company had interest expense of $33,658.

For the nine months ended September 30, 2018 we had a gain on sale of marketable securities of $3,017,790. The Company sold shares in the spin-off company MariMed Inc. For the nine months ended September 30, 2017 we had a gain of $58,655.

As a result of the foregoing, we realized a net loss of $570,175 for the nine months ended September 30, 2018 compared to a net loss of $504,726 in the nine months ended September 30, 2017.

(15)

Liquidity and Capital Resources

At September 30, 2018, our cash and cash equivalents were $2,646,672. During the nine months ended September 30, 2018, we raised an aggregate of $875,000 from warrants being exercised for common stock. We raised an additional $3,017,790 through the sale of shares of stock that the Company retained in the spin off company MariMed Inc.

During the nine months ended June 30, 2017, we raised an aggregate of $292,800 from warrants being exercised for common stock.

There were no capital expenditures in the nine months ended September 30, 2018 or in the nine months ended September 30, 2017.

Our primary cash requirements have been used to fund the cost of operations and lawsuits, and patent enforcement, with additional funds having been used in connection with the exploration of new business lines.

The funds raised in our 2018 and 2017 financings and from our sale of shares of common stock of MariMed Inc. were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and to explore new business opportunities.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds or implement any of these plans.

New Directors

On August 28, 2018, the board of directors of the Company appointed Peter Christos and Leonard Toboroff to be directors and to hold such office until the earlier of their resignation or until after the next annual meeting of shareholders and their successors have been duly elected and assumed office. Pursuant to the policy previously established by the Company, Messrs. Christos and Toboroff were each granted on the date of their appointment 150,000 options that vest immediately upon grant and are exercisable for five years from the date of grant at an exercise price equal to the closing price of the Company’s common stock on the grant date.

Item 4. Controls And Procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

On September 7, 2018, the United States Court of Appeals for the Federal Circuit issued a favorable ruling on Worlds’ behalf.  The ruling, written by the Chief Judge of the CAFC, vacated the USPTO’s Patent and Trial Board’s (PTAB) invalidity rulings against three of Worlds’ patents, and remanded these cases back to the PTAB with instructions to re-evaluate whether Bungie was permitted to even file its petitions for inter partes review (IPR) of Worlds’ patents.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018 we raised an aggregate of $875,000 from warrants being exercised for common stock.

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

Date: November 14, 2018

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