Form 10-K
period 2018-12-31
WORLDS INC
filed 2019-02-28
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2018 (closing price was $0.29) was approximately $16,476,300.

As of February 25, 2019, 56,814,833 shares of the Issuer's Common Stock were outstanding following the implementation of a 5:1 reverse split on February 9, 2018.

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

(2)

PART I

ITEM 1. BUSINESS.

General

On March 31, 2011, it was announced that our board had determined it would be in the best interest of our shareholders to transfer all of our online and operational technologies to our subsidiary, Worlds Online Inc. (currently called MariMed Inc.). The assets were transferred as of May 16, 2011 and included: Worlds’ technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures. The Company also entered into a License Agreement with MariMed Inc. to sublicense its patented technologies, which License expired upon the expiration of the underlying patents.

Worlds Inc. has retained all of its related Intellectual Property (IP) consisting of the nine existing patents, 6,219,045; 7,181,690; 7,493,558; 7,945,856; 8,082,501; 8,145,998; 8,161,385, 8,407,592 and 8,640,028 and all continuance claims currently before the USPTO including any to be filed going forward. While the last of these patents expired in 2016, we continue to pursue infringement we believe occurred during the lifetime of the patents.

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

As of December 31, 2018, we own an approximately 2,994,697 shares in MariMed Inc.

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

(3)

Recent developments

In 2018, 7,000,000 post split warrants were exercised at a post split exercise price of $0.125 per share raising $875,000 and the Company raised $4,692,990 from the sale of marketable securities.

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

Effective upon the spin-off, we contracted to MariMed Inc. a perpetual world-wide license to our patented technology. However, inasmuch as the patents are currently expired we do not expect any licenses to be issued.

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045, 7,181,690, 7,493,558, 7,945,856, 8,082,501, 8,145,998, 8,161,385, 8,407,592 and 8,640,028 for multi-server technology for 3D applications, which is our core technology.  While the patents have all expired, we continue looking into the implications and breadth of the patent in order to maximize there benefits.  The description of the initial patent is as follows:

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

Employees

As of December 31, 2018, we had one full time employee, our president, Thomas Kidrin.

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

(6)

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

(7)

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

While we currently have 56,814,833 shares of common stock outstanding after implementing the 5 to 1 reverse split, we are authorized to issue up to 250,000,000 shares of common stock. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval. Shareholders approved the Company’s proposal to increase the authorized capital and/or a reverse split, the risk described above will is heightened even more.

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

(8)

The exercise or conversion of outstanding options into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2018, there are outstanding options to purchase an aggregate of 11,140,000  shares of our common stock after implementing the 5 to 1 reverse split and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. Also, on such date there are outstanding warrants to purchase an aggregate of 4,480,000 shares of our common stock after implementing the 5 to 1 reverse stock split. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

(9)

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

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

(10)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com Inc., our symbol was changed to "WDDD." During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets, but returned to the Bulletin Board in the third quarter of 2008. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions). The bids below reflect the reverse 5 to 1 stock split implemented in February 2018.

Year Ended December 31, 2018:	High	Low
First quarter	$0.43	$0.24
Second quarter	$0.30	$0.21
Third quarter	$0.29	$0.22
Fourth quarter	$0.29	$0.19

Year Ended December 31, 2017:	High	Low
First quarter	$0.16	$0.11
Second quarter	$0.15	$0.11
Third quarter	$0.22	$0.15
Fourth quarter	$0.22	$0.15

Holders

As of December 31, 2018, we had 620 shareholders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company raised $875,000 from the exercise of common stock warrants.

During the year ended December 31, 2017, the Company raised $292,800 from the exercise of common stock warrants.

All of these issuances were exempt from registration in as much as they were all sold to accredited investors in private offerings without the use of advertising.

(11)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	11,140,000	$0.21	13,860,000
Equity compensation plans not approved by stockholders	4,480,000	$0.29	—
Total	16,620,000	$0.23	13,860,000

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

(12)

Overview

General

On May 16, 2011, we transferred, through a spin-off to our then wholly owned subsidiary, Worlds Online Inc. (currently named MariMed Inc.), the majority of our operations and related operational assets. We retained our patent portfolio which we intend to continue to increase and to more aggressively enforce against alleged infringers. We also entered into a License Agreement with MariMed Inc. to sublicense patented technologies, which agreement has since expired.

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

(13)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2018 and 2017 were $0.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenue was $0 for the years ended December 31, 2018 and 2017.  All the operations were transferred over to MariMed Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Selling general and administrative (S, G & A) expenses increased by $467,486 from $503,599 to $971,085 for the year ended December 31, 2018.  $363,489 of the increase is attributable to costs related to the Company exploring potential opportunities in the augmented reality space and crypto currencies. The balance of the increase is due to an increase in professional service fees related to the patent infringement lawsuit and exploring new business opportunities as explained above.

Salaries and related expenses increased by $33,181 to $295,804 from $262,624 for the year ended December 31, 2018. Increase is due to the CEO receiving a portion of his previously accrued salary from prior years and the Company having to pay the corporate share of employment taxes.

Loss on conversion of payable to common stock was $5,394 in 2017 compared to $0 in 2018.

For the year ended December 31, 2018, the Company recorded an option expense of $415,383, equal to the estimated fair value of the options at the date of grants. The option expense was due to 5,800,000 options (post reverse split) granted to an officer and directors of the company.

For the year ended December 31, 2017, the Company recorded an option expense of $1,041,264, equal to the estimated fair value of the options at the date of grants. The option expense was due to 5,220,000 options (post reverse split) granted to officers of the company.

For the year ended December 31, 2018, the Company recorded a warrant expense of $1,211,403, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,400,000 (post reverse split) warrants granted to investors of the company.

For the year ended December 31, 2017, the Company recorded a warrant expense of $1,215,240, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 7,980,000 (post reverse split) warrants granted to consultants and investors of the company.

For the year ended December 31, 2018 we had a gain on sale of marketable securities of $4,692,990. For the year ended December 31, 2017 we had a gain on sale of marketable securities of $326,153. The Company started to sell shares in the spin-off company Worlds Online Inc. now called MariMed Inc. in 2017.

For the year ended December 31, 2018 and 2017, the Company had interest expense of $45,000.

As a result of the foregoing, we realized net income of $1,754,315 for the year ended December 31, 2018 compared to a net loss of $2,746,968 for the year ended December 31, 2017.

(14)

Liquidity and Capital Resources

At December 31, 2018, our cash and cash equivalents were $3,846,120. We raised $875,000 from the exercise of common stock warrants during the year ended December 31, 2018. We raised an additional $4,692,990 through the sale of shares of stock that the Company retained in the spin off company MariMed Inc.

At December 31, 2017, our cash and cash equivalents were $168,229. We raised $292,800 from the exercise of common stock warrants during the year ended December 31, 2017. We raised an additional $326,153 through the sale of shares of stock that the Company retained in the spin off company MariMed Inc.

No capital expenditures were made in 2018 or 2017.

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

New Directors

On August 28, 2018, the board of directors of the Company appointed Peter N. Christos and Leonard Toboroff to be directors and to hold such office until the earlier of their resignation or until after the next annual meeting of shareholders and their successors have been duly elected and assumed office. Pursuant to the policy previously established by the Company, Messrs. Christos and Toboroff were each granted on the date of their appointment 150,000 options that are exercisable for five years from the date of grant at an exercise price equal to the closing price of the Company’s common stock on the grant date. All of the options vest after 12 months provided the director served in office for at least 6 months.

Subsequent Events

Effective February 21, 2019, Mr. Edward Gildea voluntarily resigned as a director for personal reasons.

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(15)

ITEM 8. FINANCIAL STATEMENTS.

(16)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds, Inc. (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Worlds, Inc., as of December 31, 2017 were audited by other auditors, whose report dated April 2, 2018 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

February 28, 2019

(17)

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Worlds Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds Inc. (the “Company”) as of December 31, 2017 and 2016 the related statement of operations, stockholders’ deficit, cash flow and the related notes (collectively referred to as the “financial statements”) for the years ended December 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 2, 2018

The firm has served this client since September 2007.

www.llcpas.net

(18)

Worlds Inc.
Balance Sheets
December 31, 2018 and 2017
	Audited	Audited
	December 31, 2018	December 31, 2017

ASSETS:
Current Assets
Cash and cash equivalents	$3,846,120	$168,229
Due from related parties	—	15,998

Total Current Assets	3,846,120	184,227

Total assets	$3,846,120	$184,227

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	2,120,075	2,813,656
Notes payable exceeding statute of limitations	773,279	773,279
Notes payable	600,000	25,000
Notes payable - related party	150,000	—

Total Current Liabilities	4,441,262	4,409,843

Long Term Liabilities
Notes payable	—	575,000
Notes payable - related party	—	150,000

Total Long Term Liabilities	—	725,000

Total Liabilities	4,441,262	5,134,843

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at December 31, 2018 and 49,354,666 at December 31, 2017, reflecting the reverse split respectively)	56,815	49,355
Additional paid in capital	40,512,516	37,918,817
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(42,371,386)	(44,125,701)
Total stockholders deficit	(595,142)	(4,950,616)

Total Liabilities and stockholders' deficit	$3,846,120	$184,227

The accompanying notes are an integral part of these financial statements

(19)

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2018 and 2017

	Audited
	December 31,
	2018	2017
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Warrant expense	1,211,403	1,215,240
Option expense	415,383	1,041,264
Selling, General & Admin.	971,085	503,599
Salaries and related	295,804	262,624

Operating loss	(2,893,675)	(3,022,727)

Other Income (Expense)
Gain on sale of marketable securities	4,692,990	326,153
Loss on conversion of payable to common stock	—	(5,394)
Interest Expense	(45,000)	(45,000)
Net Income/(Loss)	$1,754,315	$(2,746,968)

Weighted Average Income/(Loss) per share - basic	$0.03	$(0.06)
Weighted Average Income/(Loss) per share - fully diluted	0.03	(0.06)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - basic	53,172,203	49,096,460
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - fully diluted	57,652,203	49,096,460

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(20)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2017 and 2018
					Common	Common
					Shares	Stock		Total
	Common	Common	Additional	Common	Subscribed	Subscribed		stockholders'
	stock	stock	Paid-in	stock	but not	but not	Accumulated	equity
	Shares	Amount	capital	Warrants	Issued	Issued	Deficit	(Deficit)

Balances, December 31, 2016	42,031,230	$42,031	$35,339,905	$1,206,913	150,000	$11,350	$(41,378,733)	$(4,778,534)

Exercise of warrants to common stock	7,000,000	35,000	268,400			(10,600)		292,800
Warrants as compensation			1,079,561	—				1,079,561
Warrants issued to consultants and investors			135,679					135,679
Issuance of common stock for debt settlement	173,436	868	24,714					25,582
Issuance of common stock for services rendered	150,000	750			(150,000)	(750)		—
Issuance of stock options			1,041,264					1,041,264
Reclass to reflect the reverse split		(29,294)	29,294					—
Net Loss							(2,746,968)	(2,746,968)

Balances, December 31, 2017	49,354,666	49,355	37,918,817	1,206,913	—	—	(44,125,701)	(4,950,616)

Exercise of warrants to common stock	7,000,000	7,000	2,207,420					2,214,420
Issuance of stock options			287,367					287,367
Issuance of common stock for services rendered	460,000	460	98,912					99,372
Misc. additional shares due to reverse split rounding	167							—
Net Income							1,754,315	1,754,315

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	—	—	(42,371,386)	(595,142)

The accompanying notes are an integral part of these financial statements

(21)

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2018 and 2017

	Audited	Audited
	12/31/18	12/31/17
Cash flows from operating activities:
Net gain/(loss)	$1,754,315	$(2,746,968)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	415,383	1,041,264
Fair value of warrants issued	1,211,403	1,215,240
Fair value of shares issued for services	99,372	—
Realized gain on sale of marketable securities	(4,692,990)	(326,153)
Accounts payable and accrued expenses	(693,580)	267,984
Due from/to related party	15,998	(21,051)
Net cash (used in) operating activities:	(1,890,099)	(569,684)

Cash flows from investing activities:
Cash received from sale of marketable securities	4,692,990	326,153
Cash provided from investing activities:	4,692,990	326,153

Cash flows from financing activities
Proceeds from exercise of warrants	875,000	292,800
Issuance of common stock as payment for services rendered	—	25,582
Net cash provided by financing activities	875,000	318,382

Net increase/(decrease) in cash and cash equivalents	3,677,891	74,851

Cash and cash equivalents, including restricted, beginning of year	168,229	93,378

Cash and cash equivalents, including restricted, end of period	$3,846,120	$168,229

Non-cash financing activities	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The Company has incurred significant losses since its inception and has had minimal revenues from operations. The Company will require substantial additional funds for development and enforcement of its patent portfolio. There can be no assurance that the Company will be able to obtain the substantial additional capital resources to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. As the Company has focused its attention on increasing its patent portfolio and enforcing it, the Company has been operating at a reduced capacity, with only one full time employee and using consultants to perform any additional work that may be required.

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

Due from Related Party

Due from related party is comprised of cash payments made by Worlds Inc. on behalf of MariMed Inc. for operating expenses.

(23)

Revenue Recognition

Effective June 1, 2018, the Company adopted ASC 606. There was no impact in adopting ASC 606 as the Company has no revenue at this time. In the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. The Company’s sources of revenue after the spinoff was expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. The Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2018 and 2017.

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

(24)

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2018 and December 31, 2017. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company has an additional $750,000 in short term notes outstanding at December 31, 2018. The Company had $725,000 in long term notes and $25,000 in short term notes outstanding at December 31, 2017.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2018, there were 11,140,000 options and 4,480,000 warrants outstanding, whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2018. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2018, and 2017 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(25)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2018 or 2017.

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

Warrant and option expense was measured by using level 3 valuation.

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

(27)

NOTE 2 - NOTES PAYABLE

Notes payable at December 31, 2018 consist of the following:
Unsecured note payable to a shareholder bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable to a shareholder bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Promissory notes	$600,000
Notes payable - related party	$150,000
Total notes	$1,523,279
2019	$1,523,279
2020	$-0-
2021	$-0-
2022	$-0-
2023	$-0-
$1,523,279

We issued promissory notes in the amount of $290,000 during the year ended December 31, 2017. The promissory notes carry a 6% annual interest rate. All of the promissory notes had reached their maturity date and extension agreements have been signed for all of the $750,000 in notes. None of the notes are convertible to common stock. The holders of the promissory notes shall receive repayment in the full face amount of the note from the initial $750,000 the Company actually receives from the net proceeds of its patent infringement claim(s) or from the net proceeds of a public offering. In addition the holder shall receive a preferred return (i) in an amount equal to up to 200% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 50% of the available cash received by the Company from $2M - $4M and (ii) in an amount equal to up to 100% of the initial face amount of the note out of available cash by sharing with all other investors in this series of notes in the allocation of 25% of the available cash received by the Company from $4M - $6M. In other words, if the Company collects $6M in the net proceeds of available cash, the holder will receive a return equal to 400% of its investment. $150,000 of these notes are with related parties. The CEO has a note payable in the amount of $50,000 and a director has a $25,000 note. The remaining $75,000 note is held by a related party to the Company.

(28)

NOTE 3 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split, the Company had to issue an additional 167 shares due to rounding.

During the year ended December 31, 2018 the Company received an additional $875,000 upon the exercise of 7,000,000 warrants to purchase 7,000,000 shares of the Company’s common stock at $0.0125 per share.

During the year ended December 31, 2018 the Company issued 460,000 shares of the Company’s common stock as payment for services rendered, an aggregate value of $99,372.

During the year ended December 31, 2018, the Company issued 5,800,000 options. 5,000,000 options were issued to Thom Kidrin, the Chief Executive Officer and President of the Company and 800,000 options were issued to Directors of the Company.  The Company recorded an option expense of $415,383 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black Scholes method assuming approximately 2.73% risk-free interest, 0% dividend yield, 104% volatility, an exercise price of $0.25 per share for Thom Kidrin’s options and $0.24 per share for the Directors options with a current market price of $0.24 and an expected life of 5 years. Mr. Kidrin’s options vest 2,000,000 on the date of grant, August 28, 2018, 1,500,000 on August 28, 2019 and 1,500,000 on August 28, 2020. The Director’s options vest one year from the date of grant.

During the year ended December 31, 2018, the Company issued 3,400,000 warrants as part of the subscription agreement that included the sale of 7,000,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $0.325. The warrants expire in five years. The warrants can be exercised at any time within those five years.  The Company recorded a warrant expense of $1,211,403 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Black Scholes method assuming approximately 2.52% risk-free interest, 0% dividend yield, 153% volatility, exercise price of $0.325 per share with a current market price of $0.385 and an expected life of 5 years.

During the year ended December 31, 2017 the Company received an additional $292,800 upon the exercise of 4,880,000 warrants to purchase 4,880,000 shares of the Company’s common stock at $0.06 per share.

During the year ended December 31, 2017 the Company issued 150,000 shares of the Company’s common stock as payment for services rendered, an aggregate value of $18,000. The expense was recorded in a prior year and the shares were listed as common stock subscribed but not yet issued until the shares were issued during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company issued 173,437 shares of common stock as payment for an account payable in the amount of $20,187.

(29)

During the year ended December 31, 2017, the Company issued 5,220,000 options to Company officers. 5,000,000 options were issued to Thom Kidrin, the Chief Executive Officer and President of the Company. An additional 220,000 options were issued to the Chief Financial Officer of the Company.  The Company recorded an option expense of $1,041,264 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Binomial option price calculation method assuming approximately 1.92% risk-free interest, 0% dividend yield, 402% volatility, an exercise price of $0.03 per share with a current market price of $0.04 and an expected life of 5 years.

During the year ended December 31, 2017, the Company issued 7,000,000 warrants as part of the subscription agreement that included the sale of 7,000,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $0.125. The warrants expire in five years.

During the year ended December 31, 2017, the Company issued 980,000 warrants to consultants of the Company. The exercise price on the warrants range from $0.05 to $0.30 per share and the expiration dates range from 3 years to five years. The Company recorded a warrant expense of $1,215,240 equal to the estimated fair value of the warrants at the date of issuance. The fair market value was calculated using the Binomial option price calculation method assuming approximately 2.30% risk-free interest, 0% dividend yield, 405% volatility, exercise prices from $0.05 to $0.30 per share with a current market price of $0.14 and an expected life between 3 and 5 years.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2018 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	4.08
$0.15	5,220,000	3.75
$0.15	580,000	1.95
$0.05	200,000	3.95
$0.30	200,000	3.95
$0.55	60,000	1.50
$0.65	60,000	1.50
$0.25	5,000,000	4.67
$0.24	800,000	4.67
Exercisable
$0.325	3,500,000	4.08
$0.15	5,220,000	3.75
$0.15	580,000	1.95
$0.05	200,000	3.95
$0.30	200,000	3.95
$0.55	60,000	1.50
$0.65	60,000	1.50
$0.25	2,000,000	4.67

(30)

NOTE 4 - INCOME TAXES

At December 31, 2018, the Company had federal and state net operating loss carry forwards of approximately $43,000,000 that expire in various years through the year 2038.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2018 and 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2018 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $15,938,753 less a valuation allowance in the amount of approximately $15,938,753. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,071,000 for the year ended December 31, 2017 and decreased by approximately $1,841,265 for the year ended December 31, 2018.

The Company’s total deferred tax asset as of December 31, 2018 is as follows:

	2018	2017
Net operating loss carry forwards	15,938,753	17,780,000
Valuation allowance	(15,938,753)	(17,780,000)

Net deferred tax asset	0	0

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39)%	(39)%
Total deferred tax asset	0%	0%

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

(31)

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

Due from related party represents payments for operating expenses made by Worlds Inc. on behalf of MariMed Inc. for the years ended December 31, 2017. The due from related party balance at December 31, 2018 is $0 and at December 31, 2017 the balance is $15,998. The balance in the accrued expense attributable to related parties is $329,624 and $871,463 at December 31, 2018 and 2017, respectively.

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

NOTE 8 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the year ended December 31, 2018, the Company sold 2,242,613 shares at an average price of $2.09 per share raising $4,692,990. During the year ended December 31, 2017, the Company sold 698,805 shares at an average price of $0.46 per share raising $326,153. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements.

 NOTE 9 – SUBSEQUENT EVENTS

Effective February 21, 2019, Mr. Edward Gildea voluntarily resigned as a director for personal reasons.

(32)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company was informed by its independent registered public accounting firm, L&L CPAs, P.A. (“L&L”), of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. Consequently, on December 12, 2018, L&L resigned as the Company’s independent registered public accounting firm.

On December 12, 2018, the Company’s Board of Directors engaged M&K CPAs, PLLC (“M&K”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

ITEM 9A.  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies may face additional limitations. Smaller reporting companies often employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies may utilize general accounting software packages that lack a rigorous set of software controls.

(33)

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2018, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

2.	As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2018, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

(34)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	66	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	58	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	72	Director
Robert Fireman	70	Director
Peter N. Christos	61	Director
Leonard Toboroff	89	Director

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

(35)

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

Leonard Toborff became a Director on August 28, 2018. He is a Director of Asset Alliance Corp., an alternative investment company since April 2011 and of NOVT Corporation, a developer of advanced medical treatments for coronary and vascular disease since April of 2006. He was a founder and director of Steel Partners Acquisition Corp. from June 2007 to June 2009. He was Executive Director of Corinthian Capital Group, LLC a private equity fund from October 2005 to June 2008. He was Director and Vice Chairman of Varsity Brands, Inc. (formally Riddell Sports Inc.) a provider of goods and services to the school spirit industry, from April 1998 until it was sold in September 2003. He was Vice Chairman of the Board of Allis- Chalmers Energy Inc.  a provider of products and services to the oil and gas industry from May 1988 and served as Executive VicePresident from May 1989 until February 2002. He has served as Chairman or Vice Chairman of American Bakeries Co., Ameriscribe Corporation and Saratoga Spring Water Co. and as a Director of ENGEX Corp, a closed-end mutual fund. He received his undergraduate degree from Syracuse University and his law degree from the University of Michigan Law School. He  is a member of the U.S. Supreme Court Historical Society.

Peter N. Christos became a director on August 28, 2018. He is the founder (June 2005) and Executive Chairman of Abacos Ventures, LLC. Since June 2015, he has been Chairman of Real Brands, Inc. an owner, developer and acquirer of consumer brands, and in 2018 became a founding Independent Director of Canadian American Standard Hemp, Inc. As a former Wall Street executive with 30+ years of experience, and an entrepreneur, he has been a co-founder in both private and public companies including but not limited to: Co-founder, Executive Chairman of DealerCats, Inc.; a co-founder, Chairman and CEO of AND Interactive Communications Corp., a private software company acquired in 1994 by TCI Technology Ventures, Inc., a wholly-owned subsidiary of TCI, now Comcast Corp. on NASDAQ; a co-founder of AquaCare Systems, Inc., a start-up that completed several acquisitions prior and post its IPO on NASDAQ; TransAmerican Waste Industries, Inc., from start-up to IPO on NASDAQ and then acquired via merger in 1998 by USA Waste Industries, Inc. now Waste Management, Inc. on the NYSE; Sparta Pharmaceuticals, Inc., from start-up to IPO on NASDAQ and was acquired in 1999 by SuperGen, Inc. on NASDAQ; and CTN Media Group, Inc., aka College Television Network, from start-up to IPO on NASDAQ and acquired in 2002 by MTV Networks, division of Viacom, Inc. on the NYSE. He has been a Managing Director of Investment Banking firms in NYC including but not limited to the founding Chairman/CEO of Adelphia Capital, LLC, a former (NASD/FINRA) member firm, and Adelphia Holdings, LLC, and Adelphia Partners, LLC, and for nearly 10 years managed investment banking, and all direct investments for Adelphia related entities. He was an EVP, Partner and co-head of the NYC office of the investment banking firm of Bannon & Co., which was subsequently sold to French bank Société Générale, which merged with Cowen & Company. Prior to, he was a Managing Director of the Corporate Finance Department and the Managing Director of the New Venture Group of D. H. Blair Investment Banking Corp. and its predecessor NYSE member firm. Prior to, he worked as a Managing Director in the Corporate Finance Department of Muller & Company, Inc. a NYSE member firm.

Effective February 21, 2019, Mr. Edward Gildea voluntarily resigned as a director for personal reasons.

The board of directors met once during 2018 and acted by written consent one time during the year.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

(36)

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

(37)

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

(38)

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2018.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that each director did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(39)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2018, and 2017, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2018	$857,386	(3)			$1,241,868			$2,099,254	(3)
	2017	$75,000	(3)			$997,380			$1,072,380	(3)

Chris Ryan, CFO	2018	$45,000	(4)			$0			$45,000
	2017	$10,000	(4)			$43,885			$53,885

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement effective August 30, 2018 with a base annual salary of $200,000 with annual 10% increases every September 1.  In prior years a large portion of his compensation was deferred due to lack of funds. During the year a significant portion of his deferred salary was paid to Mr. Kidrin.

(4) Mr. Ryan received limited compensation in prior years. His compensation was been deferred due to lack of funds. Mr. Ryan’s compensation in 2018 includes a portion of that deferral.

(40)

Stock Option Grants

The following table sets forth information as of December 31, 2018 concerning unexercised options, unvested stock and equity incentive plan awards on a post reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2017

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Thom Kidrin	2,000,000	3,000,000	0	$0.25	08-27-23
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	60,000	0	0	$0.55	06-29-20

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2018 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Bernard Stolar	0	0	$24,837		$24,837
Robert Fireman	0	0	$24,837		$24,837
Edward Gildea	0	0	$24,837		$24,837
Leonard Toboroff	0	0	$62,093		$62,093
Peter N.Christos	0	0	$62,093		$62,093

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2018 fiscal year for the fair value of stock options granted to the named director in fiscal year 2018, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

(41)

Employment Agreements

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  Mr. Kidrin exercised his one-year renewal option. The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million shares vested on August 28, 2018, 1.5 million shares vest on August 28, 2019 and 1.5 million shares vest on August 28, 2020; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

Stock Option Plan

On September 4, 2007, our board of directors adopted the 2007 Stock Option Plan which was presented to our shareholders for their approval at an annual meeting.  The plan provides for the issuance of up to 25 million options of which not more than 22 million can be incentive stock options.

Compensation Committee Interlocks and Insider Participation

Three of our directors currently hold the same positions with our former subsidiary, Worlds Online Inc. (currently named MariMed Inc.), although it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months that transition has extended longer than initially anticipated. In addition, our CEO was the CEO of MariMed from inception in 2011 until July 20, 2017 when he was replace by another of our directors and our CFO was the CFO of MariMed from inception in 2011 until July 20, 2017. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and is a director MariMed Inc. and until July 20, 2017 was also its CEO and Mr. Fireman who is one of our directors and is a director of MariMed Inc. and its CEO since July 20, 2017 may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS ON A POST REVERSE SPLIT (5:1) BASIS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thom Kidrin	2,000,000	3,000,000	0	$0.25	08-28-23
Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	60,000	0	0	$0.55	06-29-20

(42)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 25, 2018, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 56,814,833 shares of common stock outstanding as of December 31, 2018. All common stock numbers have been adjusted following the 5:1 reverse split implemented on February 9, 2018.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF DECEMBER 31, 2018

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)

Thomas Kidrin	11,000,000	(3)	16.5%
Christopher Ryan	653,252	(4)	1.1%
Robert Fireman	140,000	(5)	*
Bernard Stolar	140,000	(5)	*
Leonard Toboroff	250,000	(6)	*
Peter N. Christos	250,000	(6)	*

All directors and executive officers as a group (one person)	12,433,252	(7)

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 7 million currently exercisable stock options and 3 million which are not currently exercisable.

(4) Includes 280,000 currently exercisable stock options.

(5) Consists of 40,000 stock options which are currently exercisable and 100,000 stock options which are currently not exercisable.

(6) Consists of 250,000 stock options which are currently not exercisable.

(7) Includes 7,320,000 currently exercisable stock options and 3,650,000 stock options that are currently not exercisable.

(43)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Stolar, Fireman Toboroff and Christos are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2).

We currently own less than 1.5% of the outstanding common stock of our former wholly-owned subsidiary, MariMed Inc., and it has directors which mirror ours and its former and current CEOs are our directors, although it is the intent that our current non-employee directors will only serve during a transition period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, M&K CPAS PLLC (“M&K”) and L&L CPAS, P.A. (“L&L”), for our audit of the annual financial statements for the years ended December 31, 2018 and 2017. M&K was retained on December 12, 2018 after the Company was informed by L&L of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2018		2017
	L&L/M&K		L&L

Audit Fees (1)	$12,500	(2)	$12,500
Audit-Related Fees (3)	10,500		10,500
Tax Fees (4)	$1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$24,500		$24,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2018 and 2017 relate to (i) the audit of our annual financial statements for the years ended December 31, 2018 and 2017, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2018 and 2017.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(44)

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by M&K CPAS PLLC and L&L CPAS, P.A. were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(45)

ITEM 15. EXHIBITS .

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

14.1	Code of Ethics (e)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1	Section 1350 Certifications of Chief Executive Officer **

32.2	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

** Filed herewith

(46)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2019	WORLDS INC.
(Registrant)

By: /s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	February 28 , 2019

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	February 28, 2019

/s/ Bernard Stolar Bernard Stolar	Director	February 28, 2019

/s/ Robert Fireman Robert Fireman	Director	February 28, 2019

/s/ Leonard Toboroff Leonard Toboroff	Director	February 28, 2019
/s/ Peter N. Christos Peter N. Christos	Director	February 28, 2019

(47)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

14.1	Code of Ethics (e)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1	Section 1350 Certifications of Chief Executive Officer **

32.2	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

** Filed herewith

(48)