Form 10-Q
period 2019-03-31
WORLDS INC
filed 2019-05-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2019, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2019 and December 31, 2018
	Unaudited	Audited
	March 31, 2019	December 31, 2018

ASSETS:
Current Assets
Cash and cash equivalents	$2,644,107	$3,846,120
Total Current Assets	2,644,107	3,846,120

Total assets	2,644,107	3,846,120

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	797,908	797,908
Accrued expenses	1,913,033	2,120,075
Notes payable exceeding statute of limitations	773,279	773,279
Notes payable	—	600,000
Notes payable - related party	—	150,000
Total Current Liabilities	3,484,220	4,441,262

Total Liabilities	3,484,220	4,441,262

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at March 31, 2019 and December 31, 2018, respectively)	56,815	56,815
Additional paid in capital	40,531,689	40,512,516
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(42,635,530)	(42,371,386)
Total stockholders deficit	(840,113)	(595,142)

Total Liabilities and Stockholders' Deficit	$2,644,107	$3,846,120

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2019 and 2018
	Unaudited	Unaudited
	2019	2018

Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Warrant expense	—	1,339,420
Option expense	19,173	—
Selling, General and Admin.	185,599	206,930
Salaries and related	51,357	70,460

Operating loss	(256,129)	(1,616,811)

Other Income (Expense)
Gain on sale of marketable securities	—	904,054
Interest Expense	(8,015)	(11,096)
Net Income/(Loss)	$(264,144)	$(723,852)

Weighted Average Loss per share	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split)	56,814,833	49,354,888

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2018 and 2019 Unaudited

					Common	Common
					Shares	Stock		Total
	Common	Common	Additional	Common	Subscribed	Subscribed		stockholders'
	stock	stock	Paid-in	stock	but not	but not	Accumulated	Equity
	Shares	Amount	capital	Warrants	Issued	Issued	Deficit	(deficit)

Balances, December 31, 2017	49,354,666	49,355	37,918,817	1,206,913	—	—	(44,125,701)	(4,950,616)

Exercise of warrants to common stock	—	—	2,207,420	—	7,000,000	7,000	—	2,214,420
Misc. additional shares due to reverse split rounding	167	—	—	—	—	—	—	—
Net Income/(loss)	—	—	—	—	—	—	(723,852)	(723,852)

Balances, March 31, 2018	49,354,833	49,355	40,126,237	1,206,913	7,000,000	7,000	(44,849,553)	(3,460,046)

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	—	—	(42,371,386)	(595,142)

Fair value of stock options	—	—	19,173	—	—	—	—	19,173
Net Income/(Loss)	—	—	—	—	—	—	(264,144)	(264,144)

Balances, March 31, 2019	56,814,833	56,815	40,531,689	1,206,913	—	—	(42,635,530)	(840,113)

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018

	Unaudited	Unaudited
	3/31/19	3/31/18
Cash flows from operating activities:
Net gain/(loss)	$(264,144)	$(723,852)
Adjustments to reconcile net loss to net cash (used in) operating activities
Realized gain on sale of marketable securities	—	(904,054)
Fair value of stock options issued	19,173	—
Fair value of warrants issued	—	1,339,420
Accounts payable and accrued expenses	(207,042)	(506,389)
Due from/to related party	—	(5,000)
Net cash (used in) operating activities:	(452,013)	(799,875)

Cash flows from investing activities
Cash received from sale of marketable securities	—	904,054
Net cash provided by investing activities	—	904,054

Cash flows from financing activities
Proceeds from exercise of warrants	—	875,000
Payment of notes payable	(600,000)	—
Payment of notes payable – related party	(150,000)	—
Net cash provided by financing activities	(750,000)	875,000

Net increase/(decrease) in cash and cash equivalents	(1,202,013)	979,178

Cash and cash equivalents, including restricted, beginning of year	3,846,120	168,229

Cash and cash equivalents, including restricted, end of period	$2,644,107	$1,147,409

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$189,118	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2019

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2019 and 2018.

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

(7)

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2019 and December 31, 2018. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company had an additional $750,000 in short term notes outstanding at December 31, 2018. The Company paid off these notes during the quarter and the balance is $0 at March 31, 2019.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2019 and December 31, 2018, there were 11,140,000 options and 4,480,000 warrants outstanding, whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2019 or for December 31, 2018. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2019, and December 31, 2018 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(8)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The Company adopted the new lease guidance effective January 1, 2019.    The Company is not a party to any leases and therefore is not showing any asset or liability related to leases in the current period or prior periods.

(10)

NOTE 2 - NOTES PAYABLE

Notes payable at March 31, 2019 consist of the following:
Unsecured note payable bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2019	$773,279
2020	$-0-
2021	$-0-
2022	$-0-
2023	$-0-
$773,279

The Company repaid the $600,000 in notes payable and $150,000 in notes payable related party with accrued interest totaling $189,118 during the quarter.

NOTE 3 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the three months ended March 31, 2019, the Company recorded an option expense of $19,173 representing the amortization of the value of the options issued in 2018 that have not yet vested.

During the year ended December 31, 2018 the Company received an additional $875,000 upon the exercise of 7,000,000 warrants to purchase 7,000,000 shares of the Company’s common stock at $0.0125 per share.

During the year ended December 31, 2018 the Company issued 460,000 shares of the Company’s common stock as payment for services rendered, an aggregate value of $99,372.

During the year ended December 31, 2018, the Company issued 5,500,000 options. 5,000,000 options were issued to Thom Kidrin, the Chief Executive Officer and President of the Company and 500,000 options were issued to Directors of the Company.  The Company recorded an option expense of $368,728 in 2018 and $19,173 in the 1st quarter of 2019 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black Scholes method assuming approximately 2.73% risk-free interest, 0% dividend yield, 104% volatility, an exercise price of $0.25 per share for Thom Kidrin’s options and $0.24 per share for the Directors options with a current market price of $0.24 and an expected life of 5 years. Mr. Kidrin’s options vest 2,000,000 on the date of grant, August 28, 2018, 1,500,000 on August 28, 2019 and 1,500,000 on August 28, 2020. The Director’s options vest one year from the date of grant.

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

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2019 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	3.83
$0.15	5,220,000	3.50
$0.15	580,000	1.70
$0.05	200,000	3.70
$0.30	200,000	3.70
$0.55	60,000	1.25
$0.65	60,000	1.25
$0.25	5,000,000	4.42
$0.24	800,000	4.42
Exercisable
$0.325	3,500,000	4.83
$0.15	5,220,000	3.50
$0.15	580,000	1.70
$0.05	200,000	3.70
$0.30	200,000	3.70
$0.55	60,000	1.25
$0.65	60,000	1.25
$0.25	2,000,000	4.42
$0.24	800,000	4.42

(11)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company repaid $150,000 in notes payables with accrued interest to related parties during the quarter.

The balance in the accrued expense attributable to related parties is $341,624 and $329,624 at March 31, 2019 and December 31, 2018, respectively.

NOTE 6 - PATENTS

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

NOTE 7 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the three months ended March 31, 2018, the Company sold 1,069,045 shares at an average price of $0.85 per share raising $904,054. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements. No shares were sold in the three months ended March 31, 2019.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of $341,624 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $61,400 is related to accruals for recurring operating expenses.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(12)

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

When used in this Form 10-Q and in other filings by the Company with the Commission, the words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," “hope”, "may," "plan," "predict," "project," "will" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

At present, the Company’s business is the enforcement and expansion of its patent portfolio and its anticipated sources of revenue will be from any revenue that may be generated from enforcing its patents.

(13)

Revenues

We generated no revenue during the year because we we did not receive any court awards or settlements during the quarter.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2019 and 2018 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenue is $0 for the three months ended March 31, 2019 and 2018. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Cost of revenues is $0 in the three months ended March 31, 2019 and 2018.

Selling general and administrative (SG&A) expenses decreased by $21,331 from $206,930 to $185,599 for the three months ended March 31, 2018 and 2019, respectively. Decrease is due to lower professional service fees related to the patent litigation.

Salaries and related decreased by $19,103 to $51,357 from $70,460 for the three months ended March 31, 2019 and 2018, respectively. The decrease is due to the decrease in the CEO’s salary based on the terms of his 2018 employment agreement.

For the three months ended March 31, 2018, the Company recorded a warrant expense of $1,339,420, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,500,000 (post reverse split) warrants granted to investors of the company. For the three months ended March 31, 2019, there was no warrant expense.

For the three months ended March 31, 2019, the Company recorded an option expense of $19,173, equal to the increase in estimated fair value of the unvested options at March 31, 2019. For the three months ended March 31, 2018, there was $415,383 of option expense.

For the three months ended March 31, 2019 the Company had an interest expense of $8,015 and for March 31, 2018 the Company had an interest expense of $11,096.

For the three months ended March 31, 2018 we had a gain on sale of marketable securities of $904,054. The Company sold shares in the spin-off company MariMed Inc. For the three months ended March 31, 2019 no marketable securities were sold.

As a result of the foregoing, we realized a net loss of $264,144 for the three months ended March 31, 2019 compared to a net loss of $732,852 in the three months ended March 31, 2018.

(14)

Liquidity and Capital Resources

At March 31, 2019, our cash and cash equivalents were $2,644,107. The Company did not raise any funds or sell any shares of stock that the Company retained in the spin off company MariMed Inc. during the three months ended March 31, 2019. The Company repaid $750,000 in notes payable plus accrued interest of $189,118. The Company used approximately $260,000 in cash to pay for operating expenses during the three months ended March 31, 2019.

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

The funds raised in our 2018 financings were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(15)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Federal case before Judge Denise Casper has been stayed pending the rename of the IPR appeal from the United States Court of Appeals for the Federal Circuit (“CAFC”) to the Patent Trial and Appeal Board (“PTAB”).

On May 26, 2015, Bungie, Inc. filed three Petitions for Inter Partes Review with the U.S. Patent & Trademark Office (“USPTO”), and specifically, the PTAB. These Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, and -01269 respectively contained validity challenges of three U.S. patents assigned to the Company.  On June 1, 2015, Bungie, Inc. filed three additional Petitions for Inter Partes Review with the USPTO, and specifically the PTAB. The Petition for Inter Partes Review, Case No. IPR201501319 contained validity challenges of one additional U.S. patent assigned to the Company. The Petitions for Inter Partes Review, Case Nos. IPR2015-01321 and 01325 contained validity challenges of one additional U.S. patent assigned to the Company. In each Inter Partes Review, Bungie, Inc. was asking the PTAB to cancel issued claims from the Company’s patents.

The Company’s legal counsel represented the Company before the USPTO with regard to these six Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, -01269, -01319, -01321, and -01325, instituted against the five U.S. patents assigned to the Company.  The Company vigorously contested each Inter Partes Review.

On November 10, 2016, the PTAB issued its final written decision in IPR2015-01264, canceling claim 1 of Company’s U.S. Patent No. 7,945,856.

On November 30, 2016, the PTAB issued its final written decision in IPR2015-01268, canceling claims 1-3, 5-7, 10-12, 14, 15, 17, and 19 of Company’s U.S. Patent No. 7,181,690.  Of the claims reviewed, the PTAB did not cancel claims 4, 8, 13, and 16.

On November 28, 2016, the PTAB issued its final written decision in IPR2015-01269, canceling claims 4, 6, 8, and 9 of Company’s U.S. Patent No. 7,493,558. Of the claims reviewed, the PTAB did not cancel claims 5 and 7.

On December 6, 2016, the PTAB issued its final written decision in IPR2015-01319, canceling claims 1-8, 10, 12, and 14-16 of Company’s U.S. Patent No. 8,082,501.

On November 28, 2016, the PTAB issued its final written decision in IPR2015-01321, canceling claims 1-3, 7, 8, 12-18, and 20 of Company’s U.S. Patent No. 8,145,998.

On November 28, 2016, the PTAB issued its final written decision in IPR2015-01325, canceling claims 1 and 20 of Company’s U.S. Patent No. 8,145,998.  Of the claims reviewed, the PTAB did not cancel claims 2-3, 7, 8, and 11-18 in this proceeding.

The Company did not appeal the final written decisions in IPR2015-01268, IPR2015-01269, and IPR2015-01325.

(16)

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

On June 19, 2017 Appellee, Bungie Inc., filed an extension request to respond which the CAFC granted on June 27, 2017.

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

On remand at the PTAB, the panel of judges issued an Order on November 29, 2018, setting forth the briefing schedule, and ordering that the evidentiary record in the appealed IPRs remains closed with the limited exception of formal records from the unappealed IPRs and a joint stipulation of facts agreed upon by Bungie, Inc. and Worlds Inc. On January 4, 2019, Bungie, Inc. filed its opening brief on remand. On February 4, 2019, Worlds Inc. filed its response brief on remand. On February 19, 2019, Bungie, Inc. filed its reply brief on remand in response to Worlds Inc.’s response brief. No oral hearing was scheduled by the PTAB in conjunction with the briefing on remand.

With briefing now complete, Worlds Inc. is awaiting the PTAB’s decision on remand.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2018 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019 we did not raise any funds through the sale of equity securities.

During the three months ended March 31, 2018 we raised an aggregate of $875,000 from warrants being exercised for common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

(17)

Item 6. Exhibits

3.1	Certificate of Incorporation (a)

3.2	By-Laws Restated as Amended (b)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF*XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE*XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(18)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 14, 2019

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

(19)

 INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (a)

3.2	By - Laws Restated as Amended (b)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

(20)