Form 10-Q
period 2019-06-30
WORLDS INC
filed 2019-08-09
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2019

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

As of July 22, 2019, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2019 and December 31, 2018
	Unaudited	Audited
	June 30, 2019	December 31, 2018

ASSETS:
Current Assets
Cash and cash equivalents	$2,265,002	$3,846,120
Total Current Assets	2,265,002	3,846,120

Total assets	$2,265,002	$3,846,120
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$797,908
Accrued expenses	1,571,409	1,790,451
Accrued expenses related party	174,500	329,624
Notes payable exceeding statute of limitations	773,279	773,279
Notes payable	—	600,000
Notes Payable related party	—	150,000

Total Current Liabilities	3,317,096	4,441,262

Total Liabilities	3,317,096	4,441,262

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at June 30, 2019 and December 31, 2018, respectively)	56,815	56,815
Additional paid in capital	40,566,987	40,512,516
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(42,882,809)	(42,371,386)
Total stockholders deficit	(1,052,094)	(595,142)

Total Liabilities and Stockholders' Deficit	$2,265,002	$3,846,120

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Six and Three Months Ended June 30, 2019 and 2018

	Unaudited		Unaudited
	Six Months Ended June 30		Three Months Ended June 30
	2019	2018	2019	2018
Revenues
Revenue	$—	—	$—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Warrant expense	—	1,339,420	—	—
Option expense	54,471	—	35,298	—
Selling, General & Admin.	346,672	447,771	161,073	240,841
Salaries and related	102,265	140,920	50,908	70,460

Operating loss	(503,408)	(1,928,111)	(247,279)	(311,301)

Other Income (Expense)
Gain on sale of marketable securities	—	1,339,502	—	435,448
Warrant Expense	—	—	—	—
Interest Expense	(8,015)	(22,315)	—	(11,219)
Net Income/(Loss)	$(511,423)	(610,924)	$(247,279)	112,928

Weighted Average Loss per share	$(0.01)	(0.01)	$ **	**
Weighted Average Common Shares Outstanding (reflecting the reverse stock split)	56,814,833	49,562,568	56,814,833	49,768,020

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2018 and 2019
					Common	Common
					Shares	Stock		Total
			Additional		Subscribed	Subscribed	Accumulated	stockholders'
	Common stock	Common stock	Paid-in	Common stock	but not	but not	Deficit	equity
	Shares	Amount	capital	Warrants	Issued	Issued		(deficit)

Balances, December 31, 2017	49,354,666	49,355	37,918,817	1,206,913	—	—	(44,125,701)	(4,950,614)

Exercise of warrants to common stock	—	—	2,207,420	—	7,000,000	7,000	—	2,214,420
Issuance of shares previously subscribed for	7,000,000	7,000	—	—	(7,000,000)	(7,000)	—	—
Issuance of shares for AP	200,000	200	52,800	—	—	—	—	53,000
Misc. additional shares due to reverse split rounding	167	—	—	—	—	—	—	—
Net Income/(loss)	—	—	—	—	—	—	(610,924)	(610,924)

Balances, June 30, 2018	56,554,833	56,555	40,179,037	1,206,913	—	—	(44,736,625)	3,294,118

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	—	—	(42,371,386)	(595,142)

Fair value of stock options	—	—	54,471	—	—	—	—	54,471
Net Income/(Loss)	—	—	—	—	—	—	(511,423)	(511,423)

Balances, June 30, 2019	56,814,833	56,815	40,566,987	1,206,913	—	—	(42,882,809)	(1,052,094)

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018

	Unaudited	Unaudited
	6/30/19	6/30/18
Cash flows from operating activities:
Net gain/(loss)	$(511,423)	$(610,924)
Adjustments to reconcile net loss to net cash (used in) operating activities
Realized gain on sale of marketable securities	—	1,339,502
Fair value of warrants issued	—	1,339,420
Fair value of stock options issued	54,471	—
Accounts payable and accrued expenses	(374,166)	(544,693)
Due from/to related party	—	(5,000)
Net cash (used in) operating activities:	(831,118)	1,518,305

Cash flows from investing activities:
Cash received from sale of marketable securities	—	(1,339,502)
Net cash (used in) investing activities:	—	(1,339,502)

Cash flows from financing activities
Repayment of notes payable	(600,000)	—
Repayent of notes payable related party	(150,000)	—
Proceeds from exercise of warrants	—	875,000
Issuance of common stock as payment for account payable	—	53,000
Net cash provided by financing activities	(750,000)	928,000

Net increase/(decrease) in cash and cash equivalents	(1,581,118)	1,106,803

Cash and cash equivalents, including restricted, beginning of year	3,846,120	168,229

Cash and cash equivalents, including restricted, end of period	$2,265,002	$1,275,032

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$189,118	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2019

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

(6)

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

(7)

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2019 and December 31, 2018. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company had an additional $750,000 in short term notes outstanding at December 31, 2018. The Company paid off these notes during the first quarter and the balance is $0 at June 30, 2019.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2019 and December 31, 2018, there were 11,140,000 options and 4,480,000 warrants outstanding, whose effect is anti-dilutive and not included in diluted net loss per share for June 30, 2019 or for December 31, 2018. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2019, and December 31, 2018 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Notes payable at June 30, 2019 consist of the following:
Unsecured note payable bearing 8% interest.
Entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest
Entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2019	$773,279
2020	$-0-
2021	$-0-
2022	$-0-
2023	$-0-
$773,279

The Company repaid the $600,000 in notes payable and $150,000 in notes payable related party with accrued interest totaling $189,118 during the first quarter of 2019.

NOTE 3 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the six months ended June 30, 2019, the Company recorded an option expense of $54,471 representing the amortization of the value of the options issued in 2018 that have not yet vested.

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

For the six months ended June 30, 2019, the Company recorded an option expense of $54,471, equal to the increase in estimated fair value of the unvested options at June 30, 2019.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2019 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	4.58
$0.15	5,220,000	3.25
$0.15	580,000	1.70
$0.05	200,000	3.45
$0.30	200,000	3.45
$0.55	60,000	1.00
$0.65	60,000	1.00
$0.25	5,000,000	4.17
$0.24	800,000	4.17
Exercisable
$0.325	3,500,000	4.58
$0.15	5,220,000	3.25
$0.15	580,000	1.70
$0.05	200,000	3.45
$0.30	200,000	3.45
$0.55	60,000	1.00
$0.65	60,000	1.00
$0.25	2,000,000	4.17
$0.24	800,000	4.17

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company repaid $150,000 in notes payables with accrued interest to related parties during the first quarter of 2019.

The balance in the accrued expense attributable to related parties is $174,500 and $329,624 at June 30, 2019 and December 31, 2018, respectively.

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

NOTE 7 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the six months ended June 30, 2018, the Company sold 1,257,213 shares at an average price of $1.07 per share raising $1,339,502. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements. No shares were sold in the six months ended June 30, 2019.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of $174,500 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $61,400 is related to accruals for recurring operating expenses.

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

(13)

Revenues

We generated no revenue during the year because we did not receive any court awards or settlements during the quarter.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2019 and 2018 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue is $0 for the three months ended June 30, 2019 and 2018. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Cost of revenues is $0 in the three months ended June 30, 2019 and 2018.

Selling general and administrative (SG&A) expenses decreased by $79,768 from $240,841 to $161,073 for the three months ended June 30, 2018 and 2019, respectively. Decrease is due to less activity related to exploring new business opportunities and a reduction in legal costs related to the patent infringement litigation.

Salaries and related decreased by $19,552 to $50,908 from $70,460 for the three months ended June 30, 2019 and 2018, respectively. The decrease is due to the decrease in the CEO’s salary based on the terms of his 2018 employment agreement.

For the three months ended June 30, 2019, the Company recorded an option expense of $35,298, equal to the increase in estimated fair value of the unvested options at June 30, 2019. For the three months ended June 30, 2018, there was $0 of option expense.

For the three months ended June 30, 2018 Company had an interest expense of $11,219. The notes were paid off in the first quarter resulting in $0 in interest expense for the three months ended June 30, 2019.

For the three months ended June 30, 2018 we had a gain on sale of marketable securities of $435,448. The Company sold shares in the spin-off company MariMed Inc. For the three months ended June 30, 2019 we had $0. No shares were sold during the period.

As a result of the foregoing, we realized a net loss of $247,279 for the three months ended June 30, 2019 compared to a net income of $112,928 for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenue is $0 for the six months ended June 30, 2019 and 2018. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2019 and 2018.

Selling general and administrative (SG&A) expenses decreased by $101,099 from $447,771 to $346,672 for the six months ended June 30, 2018 and 2019, respectively. The decrease is due to less activity related to exploring new business opportunities and a reduction in legal costs related to the patent infringement litigation.

Salaries and related decreased by $38,655 to $102,265 from $140,920 for the six months ended June 30, 2019 and 2018, respectively. The decrease is due to the decrease in the CEO’s salary based on the terms of his 2018 employment agreement.

For the six months ended June 30, 2018, the Company recorded a warrant expense of $1,339,420, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,500,000 (post reverse split) warrants granted to investors of the company. For the six months ended June 30, 2019, there was no warrant expense.

For the six months ended June 30, 2019, the Company recorded an option expense of $54,471, equal to the increase in estimated fair value of the unvested options at June 30, 2019. For the six months ended June 30, 2018, there was $0 of option expense.

For the six months ended June 30, 2019 The Company had interest expense of $8,015. For the six months ended June 30, 2018, the Company had interest expense of $22,315. The notes with interest were paid off in the first quarter of 2019.

For the six months ended June 30, 2018 we had a gain on sale of marketable securities of $1,339,502. The Company sold shares in the spin-off company MariMed Inc. The Company did not sell any shares for the six months ended June 30, 2019 and therefore we had $0.

As a result of the foregoing, we realized a net loss of $511,423 for the six months ended June 30, 2019 compared to a net loss of $610,924 in the six months ended June 30, 2018.

(14)

Liquidity and Capital Resources

At June 30, 2019, our cash and cash equivalents were $2,265,002. The Company did not raise any funds or sell any shares of stock that the Company retained in the spin off company MariMed Inc. during the six months ended June 30, 2019. The Company repaid $750,000 in notes payable and notes payable related party plus accrued interest of $189,118. The Company used approximately $831,118 in cash to pay for operating expenses during the six months ended June 30, 2019.

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

Item 4. Controls And Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019. The above statement notwithstanding, you are cautioned that no system is foolproof.

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

(16)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019 we did not raise any funds through the sale of equity securities.

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

Date: August 9, 2019

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