Form 10-Q
period 2019-09-30
WORLDS INC
filed 2019-11-07
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

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

As of October 17, 2019, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2019 and December 31, 2018
	Unaudited	Audited
	September 30, 2019	December 31, 2018
ASSETS:
Current Assets
Cash and cash equivalents	$1,932,708	$3,846,120
Total Current Assets	1,932,708	3,846,120

Total assets	$1,932,708	$3,846,120

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$813,980	$797,908
Accrued expenses	1,571,018	1,790,451
Accrued expenses related party	63,714	329,624
Notes payable exceeding statute of limitations	773,279	773,279
Notes payable	—	600,000
Notes Payable related party	—	150,000
Total Current Liabilities	3,221,991	4,441,262

Total Liabilities	3,221,991	4,441,262

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at September 30, 2019 and December 31, 2018, respectively)	56,815	56,815
Additional paid in capital	40,820,219	40,512,516
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(43,373,230)	(42,371,386)
Total stockholders deficit	(1,289,283)	(595,142)

Total Liabilities and Stockholders' Deficit	$1,932,708	$3,846,120

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For or the Nine and Three Months Ended September 30, 2019 and 2018 (unaudited)
	Unaudited		Unaudited
	Nine Months Ended September 30		Three Months Ended September 30
	2019	2018	2019	2018
Revenues
Revenue	$—	—	$—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Warrant expense	—	1,339,420	—	—
Option expense	307,703	1,316,380	253,232	1,316,380
Selling, General & Admin.	524,763	693,947	178,091	246,176
Salaries and related	161,363	204,560	59,098	63,640

Operating loss	(993,829)	(3,554,307)	(490,421)	(1,626,196)

Other Income (Expense)
Gain on sale of marketable securities	—	3,017,790	—	1,678,288
Interest Expense	(8,015)	(33,658)	—	(11,343)

Net Income/(Loss)	$(1,001,844)	(570,175)	$(490,421)	40,749

Weighted Average Loss per share - basic	$(0.02)	(0.01)	$(0.01)	**
Weighted Average Loss per share - fully diluted	$(0.02)	(0.01)	$(0.01)	**
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - basic	56,814,833	51,944,650	56,814,833	56,631,137
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - fully diluted	56,814,833	51,944,650	56,814,833	69,851,137
**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2018 and 2019

						Total
	Common	Common	Additional	Common		stockholders'
	stock	stock	Paid-in	stock	Accumulated	equity
	Shares	Amount	capital	Warrants	Deficit	(deficit)
Balances, December 31, 2017	49,354,666	49,355	37,918,817	1,206,913	(44,125,701)	(4,950,616)

Exercise of warrants to common stock	7,000,000	7,000	2,207,420	—	—	2,214,420
Issuance of shares for Accounts Payable	460,000	460	98,912	—	—	99,374
Issuance of stock options	—	—	1,335,008	—	—	1,335,008
Misc. additional shares due to reverse split rounding	167	—	—	—	—	—
Net Income/(loss)	—	—	—	—	(570,175)	(570,175)

Balances, September 30, 2018 (unaudited)	56,814,833	56,815	41,560,157	1,206,913	(44,695,876)	(1,871,989)

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	(42,371,386)	(595,142)

Fair value of stock options	—	—	307,703	—	—	307,703
Net Income/(Loss)	—	—	—	—	(1,001,844)	(1,001,844)

Balances, September 30, 2019 (unaudited)	56,814,833	56,815	40,820,219	1,206,913	(43,373,230)	(1,289,283)

The accompanying notes are an integral part of these financial statement

(4)

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018

	Unaudited	Unaudited
	9/30/19	9/30/18
Cash flows from operating activities:
Net gain/(loss)	$(1,001,844)	$(570,175)
Adjustments to reconcile net loss to net cash (used in) operating activities
Realized gain on sale of marketable securities	—	3,017,790
Fair value of warrants issued	—	1,339,420
Fair value of stock options issued	307,703	1,335,008
Accounts payable and accrued expenses	(469,271)	(595,184)
Due from to related party	—	(5,000)
Net cash provided by/(used in) operating activities:	(1,163,412)	4,521,859

Cash flows from investing activities:
Cash received from sale of marketable securities	—	(3,017,790)
Net cash (used in) investing activities:	—	(3,017,790)

Cash flows from financing activities
Repayment of notes payable	(600,000)	—
Repayment of notes payable related party	(150,000)	—
Proceeds from exercise of warrants	—	875,000
Issuance of common stock as payment for account payable	—	99,374
Net cash provided by/(used in) financing activities	(750,000)	974,374

Net increase/(decrease) in cash and cash equivalents	(1,913,412)	2,478,443

Cash and cash equivalents, including restricted, beginning of year	3,846,120	168,229

Cash and cash equivalents, including restricted, end of period	$1,932,708	$2,646,672

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$189,118	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2019

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The Company has incurred significant losses since its inception and has had minimal revenues from operations. The Company will require substantial additional funds for development and enforcement of its patent portfolio. There can be no assurance that the Company will be able to obtain the substantial additional capital resources to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. As the Company has focused its attention on increasing its patent portfolio and enforcing it, the Company has been operating at a reduced capacity, with only one employee and using consultants to perform any additional work that may be required.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606. There was no impact in adopting ASC 606 as the Company has no revenue at this time. In the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. The Company’s sources of revenue after the spinoff was expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. The Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

(7)

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2019 and December 31, 2018. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company had an additional $750,000 in short term notes outstanding at December 31, 2018. The Company paid off these notes during the first quarter and the balance is $0 at September 30, 2019.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2019 and December 31, 2018, there were 11,140,000 options and 4,480,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for September 30, 2019 or for December 31, 2018. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2019, and December 31, 2018 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

(10)

NOTE 2 - NOTES PAYABLE

Notes payable at September 30, 2019 consist of the following:
Unsecured note payable bearing 8% interest,
entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest,
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

During the nine months ended September 30, 2019, the Company recorded an option expense of $307,703 representing the amortization of the value of the options issued in 2018 that have not yet vested.

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

For the nine months ended September 30, 2019, the Company recorded an option expense of $307,703, equal to the increase in estimated fair value of the unvested options at September 30, 2019.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2019 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	4.33
$0.15	5,220,000	3.00
$0.15	580,000	1.45
$0.05	200,000	3.20
$0.30	200,000	3.20
$0.55	60,000	0.75
$0.65	60,000	0.75
$0.25	5,000,000	3.92
$0.24	800,000	3.92
Exercisable
$0.325	3,500,000	4.33
$0.15	5,220,000	3.00
$0.15	580,000	1.45
$0.05	200,000	3.20
$0.30	200,000	3.20
$0.55	60,000	0.75
$0.65	60,000	0.75
$0.25	2,000,000	3.92
$0.24	800,000	3.92

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid $150,000 in notes payables with accrued interest to related parties during the first quarter of 2019. The Company paid $176,785 in accrued salary to the CEO, Thom Kidrin and paid $24,000 to the CFO, Chris Ryan over the nine months ended September 30, 2019.

The balance in the accrued expense attributable to related parties is $63,174 and $329,624 at September 30, 2019 and December 31, 2018, respectively.

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

NOTE 7 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the nine months ended September 30, 2018, the Company sold 1,842,116 shares at an average price of $1.64 per share raising $3,017,790. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements. No shares were sold in the nine months ended September 30, 2019.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of $63,714 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $61,009 is related to accruals for recurring operating expenses.

NOTE 9 – SUBSEQUENT EVENTS

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle to be payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrowers equity at a price of $0.50 per share. Messrs. Kidrin, Toboroff, Christos and Ryan are Directors of CASH and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of CASH.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions; changes in political, social and economic conditions in the jurisdictions in which we operate and changes to laws, rules and regulations that pertain to our operations.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2019 and 2018 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue is $0 for the three months ended September 30, 2019 and 2018. All the operations were transferred over to Worlds Online Inc. in the spin off. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Cost of revenues is $0 in the three months ended September 30, 2019 and 2018.

Selling general and administrative (SG&A) expenses decreased by $68,085 from $246,176 to $178,091 for the three months ended September 30, 2018 and 2019, respectively. Decrease is due to less activity related to exploring new business opportunities and a reduction in legal costs related to the patent infringement litigation.

Salaries and related decreased by $4,542 to $59,098 from $63,640 for the three months ended September 30, 2019 and 2018, respectively. The decrease is due to the decrease in the CEO’s salary based on the terms of his 2018 employment agreement.

For the three months ended September 30, 2019, the Company recorded an option expense of $253,232, equal to the increase in estimated fair value of the unvested options at September 30, 2019. For the three months ended September 30, 2018, the Company recorded an option expense of $1,316,380 equal to the estimated fair value of the unvested options issued at that time.

For the three months ended September 30, 2018 Company had an interest expense of $11,343. The notes were paid off in the first quarter resulting in $0 in interest expense for the three months ended September 30, 2019.

For the three months ended September 30, 2018 we had a gain on sale of marketable securities of $1,678,288. The Company sold shares in the spin-off company MariMed Inc. For the three months ended September 30, 2019 we had $0. No shares were sold during the period.

As a result of the foregoing, we realized a net loss of $490,421 for the three months ended September 30, 2019 compared to a net income of $40,749 for the three months ended September 30, 2018.

(14)

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Revenue is $0 for the nine months ended September 30, 2019 and 2018. All the operations were transferred over to Worlds Online Inc. in the spin off. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2019 and 2018.

Selling general and administrative (SG&A) expenses decreased by $169,184 from $693,947 to $524,763 for the nine months ended September 30, 2018 and 2019, respectively. The decrease is due to less activity related to exploring new business opportunities and a reduction in legal costs related to the patent infringement litigation.

Salaries and related decreased by $43,197 to $161,363 from $204,560 for the nine months ended September 30, 2019 and 2018, respectively. The decrease is due to the decrease in the CEO’s salary based on the terms of his 2018 employment agreement.

For the nine months ended September 30, 2018, the Company recorded a warrant expense of $1,339,420, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,500,000 (post reverse split) warrants granted to investors of the company. For the nine months ended September 30, 2019, there was no warrant expense.

For the nine months ended September 30, 2019, the Company recorded an option expense of $307,703, equal to the increase in estimated fair value of the unvested options at September 30, 2019. For the nine months ended September 30, 2018, the Company recorded an option expense of 1,316,380.

For the nine months ended September 30, 2019 The Company had interest expense of $8,015. For the nine months ended September 30, 2018, the Company had interest expense of $33,658. The notes with interest were paid off in the first quarter of 2019.

For the nine months ended September 30, 2018 we had a gain on sale of marketable securities of $3,017,790. The Company sold shares in the spin-off company MariMed Inc. The Company did not sell any shares for the nine months ended September 30, 2019 and therefore we had $0.

As a result of the foregoing, we realized a net loss of $1,001,844 for the nine months ended September 30, 2019 compared to a net loss of $570,175 in the nine months ended September 30, 2018.

(15)

Liquidity and Capital Resources

At September 30, 2019, our cash and cash equivalents were $1,932,708. The Company did not raise any funds or sell any shares of stock that the Company retained in the spin off company MariMed Inc. during the nine months ended September 30, 2019. The Company repaid $750,000 in notes payable and notes payable related party plus accrued interest of $189,118. The Company used approximately $1,163,412 in cash to pay for operating expenses during the nine months ended September 30, 2019.

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

(16)

Item 4. Controls And Procedures

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

On September 22, 2017, Appellant Worlds Inc. filed its Reply Brief with CAFC.

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

(18)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019 we did not raise any funds through the sale of equity securities.

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

Date: November 7, 2019

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

(22)