Form 10-K
period 2019-12-31
WORLDS INC
filed 2020-03-30
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2019 (closing price was $0.2801) was approximately $15,913,834.

As of March 23, 2020, 56,814,833 shares of the Issuer's Common Stock were outstanding.

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

As of December 31, 2019, we own approximately 2,994,697 shares of MariMed Inc.

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

(3)

Recent developments

On May 26, 2015, Bungie, Inc. filed three Petitions for Inter Partes Review with the U.S. Patent & Trademark Office (“USPTO”), and specifically, the Patent Trial and Appeal Board (“PTAB”). These Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, and -01269 respectively contained validity challenges of three U.S. patents assigned to the Company.  On June 1, 2015, Bungie, Inc. filed three additional Petitions for Inter Partes Review with the PTAB. The Petition for Inter Partes Review, Case No. IPR2015-01319 contained validity challenges of one additional U.S. patent assigned to the Company. The Petitions for Inter Partes Review, Case Nos. IPR2015-01321 and -01325 contained validity challenges of one additional U.S. patent assigned to the Company. In each Inter Partes Review, Bungie, Inc. was asking the PTAB to cancel issued claims from the Company’s patents.

On January 14, 2020, the PTAB completed its review of the questions posed by the United States Court of Appeals for the Federal Circuit , and determined the questions in the Company’s favor.  The PTAB determined that Bungie failed to convincingly show that its Petitions were not time-barred.  As a result, the Board dismissed the remaining three IPR Petitions filed by Bungie.  The Board also vacated its prior Decisions to Institute in these cases, and terminated the IPR proceedings initiated by Bungie without issuing final written decisions.

On January 15, 2020, the Company asked Judge Casper to lift the stay and allow the Company to proceed in its lawsuit for patent infringement against the Activision entities.

 On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  The scheduled trial date is January 31, 2022.

For more information see Item 3. Legal Proceedings.

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

(4)

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

Employees

As of December 31, 2019, we had one full time employee, our president and chief executive officer, Thomas Kidrin.

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

We are dependent upon the success of our patent infringement lawsuits.

After all of our operations were spun off, our success is essentially dependent upon the success of our patent infringement lawsuits and if we are unsuccessful we will likely cease operations and due to the coronavirus, courts are closing down completely and/or only addressing emergency matters and therefore further prosecution of our lawsuits are delayed indefinitely.

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

While we currently have 56,814,833 shares of common stock outstanding after implementing the 5 to 1 reverse split in 2018, we are authorized to issue up to 250,000,000 shares of common stock. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval. Shareholders approved the Company’s proposal to increase the authorized capital and/or a reverse split, the risk described above will is heightened even more.

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

As of December 31, 2019, there are outstanding options to purchase an aggregate of 11,140,000  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. Also, on such date there are outstanding warrants to purchase an aggregate of 4,480,000 shares of our common stock. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

The Federal case before Judge Denise Casper has been stayed pending the outcome of the Inter Partes Review (“IPR”) appeals to the United States Court of Appeals for the Federal Circuit (“CAFC”) and, in view of the Company’s victory at the CAFC, the subsequent remand to the Patent Trial and Appeal Board (“PTAB”).  With the remand proceedings now complete, the Company has asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against Activision Blizzard, Inc., Blizzard Entertainment, Inc., and Activision Publishing, Inc. (collectively, the “Activision entities”).  The Company has also filed an additional complaint for patent infringement against Linden Research, Inc., d/b/a Linden Lab.

  History of IPR Proceedings

On May 26, 2015, Bungie, Inc. filed three Petitions for Inter Partes Review with the U.S. Patent & Trademark Office (“USPTO”), and specifically, the Patent Trial and Appeal Board (“PTAB”). These Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, and -01269 respectively contained validity challenges of three U.S. patents assigned to the Company.  On June 1, 2015, Bungie, Inc. filed three additional Petitions for Inter Partes Review with the PTAB. The Petition for Inter Partes Review, Case No. IPR2015-01319 contained validity challenges of one additional U.S. patent assigned to the Company. The Petitions for Inter Partes Review, Case Nos. IPR2015-01321 and -01325 contained validity challenges of one additional U.S. patent assigned to the Company. In each Inter Partes Review, Bungie, Inc. was asking the PTAB to cancel issued claims from the Company’s patents.

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

On January 12, 2017, February 7, 2017, and January 30, 2017, respectively, Company appealed the outcomes in IPR2015-01264, IPR2015-01319, and IPR2015-01321 to the United States Court of Appeals for the Federal Circuit (“CAFC”).  These three cases were consolidated before the CAFC.

(10)

After receiving briefing and holding an oral hearing, the CAFC issued a favorable ruling on the Company’s behalf on September 7, 2018.  The ruling, written by the Chief Judge of the CAFC, vacated the USPTO’s Patent and Trial Board’s (PTAB) invalidity rulings against three of Worlds’ patents, and remanded these cases back to the PTAB with instructions to re-evaluate whether Bungie was permitted to file its petitions for inter partes review (IPR) of Worlds’ patents in view of the evidence establishing its business relationship with the Activision entities.

Since February 22, 2019, this briefing on remand before the PTAB has been complete.

On January 14, 2020, the PTAB completed its review of the questions posed by the CAFC, and determined the questions in the Company’s favor.  The PTAB determined that Bungie failed to convincingly show that its Petitions were not time-barred.  As a result, the Board dismissed the remaining three IPR Petitions filed by Bungie.  The Board also vacated its prior Decisions to Institute in these cases, and terminated the IPR proceedings initiated by Bungie without issuing final written decisions.

On January 15, 2020, the Company asked Judge Casper to lift the stay and allow the Company to proceed in its lawsuit for patent infringement against the Activision entities.

  Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  The scheduled trial date is January 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

(11)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the OTC Bulletin Board on October 20, 1998 under the symbol "WLDI." On February 11, 2000, in connection with the change in our name from Worlds Inc. to Worlds.com Inc., our symbol was changed to "WDDD." During 2001, our stock was no longer quoted on the OTC Bulletin Board and was quoted on the Pink Sheets, but returned to the Bulletin Board in the third quarter of 2008. The following table sets forth, for the periods indicated, the high and low bids for our common stock as reported on the OTC Bulletin Board or the Pink Sheets (rounded to two decimals and representing interdealer quotations, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions). The bids below reflect the reverse 5 to 1 stock split implemented in February 2018.

Year Ended December 31, 2019:	High	Low
First quarter	$0.29	$0.20
Second quarter	$0.32	$0.21
Third quarter	$0.29	$0.23
Fourth quarter	$0.27	$0.21

Year Ended December 31, 2018:	High	Low
First quarter	$0.43	$0.24
Second quarter	$0.30	$0.21
Third quarter	$0.29	$0.22
Fourth quarter	$0.29	$0.19

Holders

As of December 31, 2019, we had 613 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019 we did not raise any funds through the sale of equity securities.

During the year ended December 31, 2018, the Company raised $875,000 from the exercise of common stock warrants.

All of these issuances were exempt from registration in as much as they were all sold to accredited investors in private offerings without the use of advertising.

(12)

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

At present, the Company’s anticipated sources of revenue will be from any revenue that may be generated from enforcing its patents.

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

(14)

RESULTS OF OPERATIONS

Our net revenues for each of the years ended December 31, 2019 and 2018 were $0.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenue was $0 for the years ended December 31, 2019 and 2018.  All the operations were transferred over to MariMed Inc. in the spin off. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Selling general and administrative (S, G & A) expenses decreased by $340,430 from $971,085 to $630,655 for the year ended December 31, 2019.  $178,340 of the decrease is attributable to costs incurred in the prior year related to the Company exploring potential opportunities in the augmented reality space and crypto currencies. The balance of the decrease is due to a decrease in professional service fees related to the patent infringement lawsuit.

Salaries and related expenses decreased by $81,596 to $214,208 from $295,804 for the year ended December 31, 2019. Decrease is due to the CEO receiving a larger portion of his previously accrued salary from prior years last year than in 2019.

For the year ended December 31, 2019, the Company recorded an option expense of $309,783 equal to the increase in estimated fair value of the unvested options at December 31, 2019. For the year ended December 31, 2018, the Company recorded an option expense of $415,383, equal to the estimated fair value of the options at the date of grants. The option expense is due to 5,800,000 options granted to an officer and directors of the company.

For the year ended December 31, 2018, the Company recorded a warrant expense of $1,211,403, equal to the estimated fair value of the warrants at the date of grants. The warrant expense was due to 3,400,000 warrants granted to investors of the company. There was no warrant expense in the year ended December 31, 2019.

For the year ended December 31, 2018 we had a gain on sale of marketable securities of $4,692,990. The Company sold shares in the spin-off company Worlds Online Inc. now called MariMed Inc. in 2018. The company did not sell any shares during the year ended December 31, 2019.

For the year ended December 31, 2019 the Company had interest expense of $82,858. For the year ended December 31, 2018 the Company had interest expense of $45,000. Increase is due to accruing interest on old notes payable that are well past the statute of limitations and for which the Company never expects to pay back.

For the year ended December 31, 2019 the Company had interest income of $3,033.

As a result of the foregoing, we had a net loss of $1,234,471 for the year ended December 31, 2019 compared to a net income of $1,754,315 for the year ended December 31, 2018.

(15)

Liquidity and Capital Resources

At December 31, 2019, our cash and cash equivalents were $1,570,844. We did not raise any additional cash during the year ended December 31, 2019.

At December 31, 2018, our cash and cash equivalents were $3,846,120. We raised $875,000 from the exercise of common stock warrants during the year ended December 31, 2018. We raised an additional $4,692,990 through the sale of shares of stock that the Company retained in the spin off company MariMed Inc.

No capital expenditures were made in 2019 or 2018.

Our primary cash requirements have been used to fund the cost of operations and lawsuits, and patent enforcement, with additional funds having been used in connection with the exploration of new business lines.

The funds raised in our 2018 financings and from our sale of shares of common stock of MariMed Inc. were and will be used to enhance our patent portfolio, pay salaries to management and pay professional fees to our attorneys and auditors to prepare and file reports with the Securities and Exchange Commission and to explore new business opportunities.  We hope to raise additional funds to be used for further developing our portfolio of patents and to document our technology in order to enforce our patents where there is infringement.  No assurances can be given that we will be able to raise any additional funds or implement any of these plans.

Director Resignation

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

(16)

ITEM 8. FINANCIAL STATEMENTS.

(17)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2018.

Houston, TX

March 30, 2020

(18)

Worlds Inc.
Balance Sheets
December 31, 2019 and 2018

	Audited	Audited
	December 31, 2019	December 31, 2018

ASSETS:
Current Assets
Cash and cash equivalents	$1,570,844	$3,846,120

Total Current Assets	1,570,844	3,846,120

Convertible Note Receivable – related party	200,000	—
Accrued interest receivable	3,033	—
Total assets	$1,773,877	$3,846,120

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$840,674	$797,908
Accrued expenses	1,604,911	2,120,075
Notes payable exceeding statute of limitations	773,279	773,279
Notes Payable	—	600,000
Notes Payable - related party	—	150,000
Total Current Liabilities	3,218,864	4,441,262

Total Liabilities	3,218,864	4,441,262

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 shares at December 31, 2019 and at December 31, 2018, reflecting the reverse split, respectively)	56,815	56,815
Additional paid in capital	40,897,142	40,512,516
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(43,605,857)	(42,371,386)
Total stockholders deficit	(1,444,987)	(595,142)

Total Liabilities and stockholders' deficit	$1,773,877	$3,846,120

The accompanying notes are an integral part of these financial statements

(19)

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2019 and 2018

	Audited	Audited
	December 31,	December 31,
	2019	2018
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Warrant expense	—	1,211,403
Option expense	309,783	415,383
Selling, General & Admin.	630,655	971,085
Salaries and related	214,208	295,804

Operating loss	(1,154,646)	(2,893,675)

Other Income (Expense)
Gain on sale of marketable securities	—	4,692,990
Interest income	3,033	—
Interest expense	(82,858)	(45,000)
Net Income/(Loss)	$(1,234,471)	1,754,315

Weighted Average Income/(Loss) per share - basic	$(0.02)	0.03
Weighted Average Income/(Loss) per share - fully diluted	(0.02)	0.03
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - basic	56,814,833	53,172,203
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - fully diluted	56,814,833	57,652,203

The accompanying notes are an integral part of these financial statements

(20)

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2018 and 2019

						Total
	Common	Common	Additional	Common	Accumulated	stockholders'
	stock	stock	Paid-in	Stock	Deficit	equity
	Shares	Amount	capital	Warrants		(deficit)

Balances, December 31, 2017	49,354,666	49,355	37,918,817	1,206,913	(44,125,701)	(4,950,616)

Exercise of warrants to common stock	7,000,000	7,000	2,207,420	—	—	2,214,420
Issuance of stock options	—	—	287,367	—	—	287,367
Issuance of common stock for services rendered	460,000	460	98,912	—	—	99,372
Misc. additional shares due to reverse split rounding	167	—	—	—	—	—
Net Income	—	—	—	—	1,754,315	1,754,315

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	(42,371,386)	(595,142)

Stock options expense	—	—	309,783	—	—	309,783
Imputed Interest	—	—	74,843	—	—	74,843
Net Income	—	—	—	—	(1,234,471)	(1,234,471)

Balances, December 31, 2019	56,814,833	56,815	40,897,142	1,206,913	(43,605,857)	(1,444,987)

The accompanying notes are an integral part of these financial statements

(21)

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2019 and 2018

	Audited	Audited
	12/31/19	12/31/18
Cash flows from operating activities:
Net gain/(loss)	$(1,234,471)	$1,754,315
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	309,783	415,383
Imputed interest	74,843	—
Fair value of warrants issued	—	1,211,403
Fair value of shares issued for services	—	99,372
Realized gain on sale of marketable securities	—	(4,692,990)
Accounts payable and accrued expenses	(472,398)	(693,580)
Due from/to related party	—	15,998
Net cash (used in) operating activities:	(1,322,243)	(1,890,099)

Cash flows from investing activities:
Convertible note receivable - related party	(200,000)	—
Accrued interest receivable - related party	(3,033)	—
Cash received from sale of marketable securities	—	4,692,990
Cash provided from (used in) investing activities:	(203,033)	4,692,990

Cash flows from financing activities
Repayment of notes payable	(600,000)	—
Repayent of notes payable related party	(150,000)	—
Proceeds from exercise of warrants	—	875,000
Net cash provided by (used in) financing activities	(750,000)	875,000

Net increase/(decrease) in cash and cash equivalents	(2,275,276)	3,677,891

Cash and cash equivalents, including restricted, beginning of year	3,846,120	168,229

Cash and cash equivalents, including restricted, end of period	$1,570,843	$3,846,120

Non-cash financing activities	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(22)

Worlds, Inc.

Notes to the Financial Statements

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $1,648,020 and a stockholder’s deficiency of $1,444,987 and used $1,322,243 of cash in operations for the year ended December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 2 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

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

(23)

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

(24)

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2019 and December 31, 2018. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company had an additional $750,000 in short term notes outstanding at December 31, 2018. The Company paid off these notes during the first quarter and the balance is $0 at December 31, 2019.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2019 and December 31, 2018, there were 11,140,000 options and 4,480,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2019 or for December 31, 2018. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2019, and December 31, 2018 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

(25)

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2019.

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

(27)

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2019 consist of the following:
Unsecured note payable bearing 8% interest,
entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest,
entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2019	$773,279
2020	$-0-
2021	$-0-
2022	$-0-
2023	$-0-
$773,279

The Company imputed interest of $74,843 on the notes during the year ended December 31, 2019. The Company repaid the $600,000 in notes payable and $150,000 in notes payable related party with accrued interest totaling $189,118 during the first quarter of 2019.

(28)

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the year ended December 31, 2019, the Company recorded an option expense of $309,783 representing the amortization of the value of the options issued in 2018 that have not yet vested.

During the year ended December 31, 2018 the Company received an additional $875,000 upon the exercise of 7,000,000 warrants to purchase 7,000,000 shares of the Company’s common stock at $0.0125 per share.

During the year ended December 31, 2018 the Company issued 460,000 shares of the Company’s common stock as payment for services rendered, an aggregate value of $99,372.

During the year ended December 31, 2018, the Company issued 5,500,000 options. 5,000,000 options were issued to Thom Kidrin, the Chief Executive Officer and President of the Company and 500,000 options were issued to Directors of the Company.  The Company recorded an option expense of $368,728 in 2018 and $19,173 in the first quarter of 2019 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black Scholes method assuming approximately 2.73% risk-free interest, 0% dividend yield, 104% volatility, an exercise price of $0.25 per share for Thom Kidrin’s options and $0.24 per share for the Directors options with a current market price of $0.24 and an expected life of 5 years. Mr. Kidrin’s options vest 2,000,000 on the date of grant, August 28, 2018, 1,500,000 on August 28, 2019 and 1,500,000 on August 28, 2020. The Director’s options vest one year from the date of grant.

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

For the year ended December 31, 2019, the Company recorded an option expense of $309,783, equal to the increase in estimated fair value of the unvested options at December 31, 2019.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2019 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	4.08
$0.15	5,220,000	2.75
$0.15	580,000	1.20
$0.05	200,000	2.95
$0.30	200,000	2.95
$0.55	60,000	0.50
$0.65	60,000	0.50
$0.25	5,000,000	3.67
$0.24	800,000	3.67
Exercisable
$0.325	3,500,000	4.08
$0.15	5,220,000	2.75
$0.15	580,000	1.20
$0.05	200,000	2.95
$0.30	200,000	2.95
$0.55	60,000	0.50
$0.65	60,000	0.50
$0.25	3,500,000	3.67
$0.24	800,000	3.67

(29)

NOTE 5 - INCOME TAXES

At December 31, 2019, the Company had federal and state net operating loss carry forwards of approximately $44,000,000 that expire in various years through the year 2039.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2019 and 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2019 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $16,954,008 less a valuation allowance in the amount of approximately $16,954,008. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance decreased by approximately $1,841,265 for the year ended December 31, 2018 and increased by approximately $1,192,252 for the year ended December 31, 2019.

The Company’s total deferred tax asset as of December 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carry forwards	16,954,008	16,552,502
Valuation allowance	(16,954,008)	(16,552,502)

Net deferred tax asset	-	-

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	-	-

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax asset and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

(30)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company paid $150,000 in notes payables with accrued interest to related parties during the first quarter of 2019. The Company paid $176,785 in accrued salary to the CEO, Thom Kidrin and paid $35,000 to the CFO, Chris Ryan over the year ended December 31, 2019.

See note 11 for a discussion on the convertible note receivable from the related party.

The balance in the accrued expense attributable to related parties is $66,518 and $329,624 at December 31, 2019 and December 31, 2018, respectively.

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

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0. During the twelve months ended December 31, 2018, the Company sold 1,842,116 shares at an average price of $1.64 per share raising $3,017,790. The proceeds from the sale are treated as a gain on sale of marketable securities in the financial statements. No shares were sold in the year ended December 31, 2019.

(31)

NOTE 10 – ACCRUED EXPENSES

Accrued expenses is comprised of $66,518 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $61,008 is related to accruals for recurring operating expenses.

NOTE 11 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrowers equity at a price of $0.50 per share. If converted into common stock, the Company would own 1% of CASH. Messrs. Kidrin, Toboroff, Christos and Ryan are Directors of CASH and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of CASH.

NOTE 12 – SUBSEQUENT EVENTS

The Company reviewed for subsequent events and there are none to report.

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

On December 12, 2018, the Company’s Board of Directors engaged M&K CPAs, PLLC (“M&K”) as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2019 and 2018.

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

(33)

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2019, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

2.	As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2019, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

(34)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	67	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	59	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	73	Director
Robert Fireman	71	Director
Peter N. Christos	62	Director
Leonard Toboroff	90	Director

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

Leonard Toborff became a Director on August 28, 2018. He is a Director of Asset Alliance Corp., an alternative investment company since April 2011 and of NOVT Corporation, a developer of advanced medical treatments for coronary and vascular disease since April of 2006. He was a founder and director of Steel Partners Acquisition Corp. from June 2007 to June 2009. He was Executive Director of Corinthian Capital Group, LLC a private equity fund from October 2005 to June 2008. He was Director and Vice Chairman of Varsity Brands, Inc. (formally Riddell Sports Inc.) a provider of goods and services to the school spirit industry, from April 1998 until it was sold in September 2003. He was Vice Chairman of the Board of Allis-Chalmers Energy Inc.  a provider of products and services to the oil and gas industry from May 1988 and served as Executive Vice President from May 1989 until February 2002. He has served as Chairman or Vice Chairman of American Bakeries Co., Ameriscribe Corporation and Saratoga Spring Water Co. and as a Director of ENGEX Corp, a closed-end mutual fund. He received his undergraduate degree from Syracuse University and his law degree from the University of Michigan Law School. He is a member of the U.S. Supreme Court Historical Society.

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

The board of directors acted by written consent one time during the year ended 2019.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

(36)

Family Relationships

None.

Legal Proceedings

The Federal case before Judge Denise Casper has been stayed pending the outcome of the Inter Partes Review (“IPR”) appeals to the United States Court of Appeals for the Federal Circuit (“CAFC”) and, in view of the Company’s victory at the CAFC, the subsequent remand to the Patent Trial and Appeal Board (“PTAB”).  With the remand proceedings now complete, the Company has asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against Activision Blizzard, Inc., Blizzard Entertainment, Inc., and Activision Publishing, Inc.  The Company has also filed an additional complaint for patent infringement against Linden Research, Inc., d/b/a Linden Lab.

  History of IPR Proceedings

On May 26, 2015, Bungie, Inc. filed three Petitions for Inter Partes Review with the U.S. Patent & Trademark Office (“USPTO”), and specifically, the Patent Trial and Appeal Board (“PTAB”). These Petitions for Inter Partes Review, Case Nos. IPR2015-01264, -01268, and -01269 respectively contained validity challenges of three U.S. patents assigned to the Company.  On June 1, 2015, Bungie, Inc. filed three additional Petitions for Inter Partes Review with the PTAB. The Petition for Inter Partes Review, Case No. IPR2015-01319 contained validity challenges of one additional U.S. patent assigned to the Company. The Petitions for Inter Partes Review, Case Nos. IPR2015-01321 and -01325 contained validity challenges of one additional U.S. patent assigned to the Company. In each Inter Partes Review, Bungie, Inc. was asking the PTAB to cancel issued claims from the Company’s patents.

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

(37)

The Company did not appeal the final written decisions in IPR2015-01268, IPR2015-01269, and IPR2015-01325.

On January 12, 2017, February 7, 2017, and January 30, 2017, respectively, Company appealed the outcomes in IPR2015-01264, IPR2015-01319, and IPR2015-01321 to the United States Court of Appeals for the Federal Circuit (“CAFC”).  These three cases were consolidated before the CAFC.

After receiving briefing and holding an oral hearing, the CAFC issued a favorable ruling on the Company’s behalf on September 7, 2018.  The ruling, written by the Chief Judge of the CAFC, vacated the USPTO’s Patent and Trial Board’s (PTAB) invalidity rulings against three of Worlds’ patents, and remanded these cases back to the PTAB with instructions to re-evaluate whether Bungie was permitted to file its petitions for inter partes review (IPR) of Worlds’ patents in view of the evidence establishing its business relationship with the Activision entities.

Since February 22, 2019, this briefing on remand before the PTAB has been complete.

On January 14, 2020, the PTAB completed its review of the questions posed by the CAFC, and determined the questions in the Company’s favor.  The PTAB determined that Bungie failed to convincingly show that its Petitions were not time-barred.  As a result, the Board dismissed the remaining three IPR Petitions filed by Bungie.  The Board also vacated its prior Decisions to Institute in these cases, and terminated the IPR proceedings initiated by Bungie without issuing final written decisions.

On January 15, 2020, the Company has asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement against the Activision entities.

  Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  The scheduled trial date is January 31, 2022.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2019.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that each director did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(39)

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2019, and 2018, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2019	$295,375	(3)			$0			$295,375	(3)
	2018	$857,386	(3)			$1,241,868			$2,099,254	(3)

Chris Ryan, CFO	2019	$35,000	(4)			$0			$35,000
	2018	$45,000	(4)			$0			$45,000

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

(4) Mr. Ryan received limited compensation in prior years. His compensation was been deferred due to lack of funds. Mr. Ryan’s compensation in 2019 and 2018 includes a portion of that deferral.

(40)

Stock Option Grants

The following table sets forth information as of December 31, 2019 concerning unexercised options, unvested stock and equity incentive plan awards on a post reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2019

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Thom Kidrin	3,500,000	1,500,000	0	$0.25	08-27-23
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	60,000	0	0	$0.55	06-29-20

Compensation of Directors

On September 5, 2007, the Board of Directors adopted a compensation program for the directors whereby each director will receive compensation in the form of stock options for serving on the board. Five-year non-qualified stock options to purchase 100,000 shares of the Corporation’s common stock are to be granted annually on January 1 to each director then in office at an exercise price equal to the last reported trading price of our common stock on that day, with such option to vest in 12 months, provided the director serves for at least six months, following the date of grant.  In addition, every director upon first joining our board receives 150,000 stock options that vest immediately and are exercisable for five years at a price equal to the last reported trading price of our common stock on that day. No stock options were issued during the year ended December 31, 2019.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2019 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Bernard Stolar	0	0	0		$0
Robert Fireman	0	0	0		$0
Edward Gildea	0	0	0		$0
Leonard Toboroff	0	0	0		$0
Peter N.Christos	0	0	0		$0

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2019 fiscal year for the fair value of stock options granted to the named director in fiscal year 2019, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

Compensation Committee Interlocks and Insider Participation

Three of our directors currently hold the same positions with our former subsidiary, Worlds Online Inc. (currently named MariMed Inc.), although it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months that transition has extended longer than initially anticipated. In addition, our CEO was the CEO of MariMed from inception in 2011 until July 20, 2017 when he was replace by another of our directors and our CFO was the CFO of MariMed from inception in 2011 until July 20, 2017. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and was a director of MariMed Inc. until June 2019, and until July 20, 2017 was also its CEO and Mr. Fireman who is one of our directors and is a director of MariMed Inc. and its CEO since July 20, 2017 may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS ON A POST REVERSE SPLIT (5:1) BASIS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thom Kidrin	3,500,000	1,500,000	0	$0.25	08-28-23
Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	60,000	0	0	$0.55	06-29-20

(42)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 23, 2020, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 56,814,833 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 23, 2020

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)

Thomas Kidrin	11,000,000	(3)	16.5%
Christopher Ryan	653,252	(4)	1.1%
Robert Fireman	140,000	(5)(7)	*
Bernard Stolar	140,000	(5)(7)	*
Leonard Toboroff	250,000	(6)(7)	*
Peter N. Christos	250,000	(6)(7)	*

All directors and executive officers as a group (one person)	12,433,252	(8)

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 8.5 million currently exercisable stock options and 1.5 million which are not currently exercisable.

(4) Includes 280,000 currently exercisable stock options.

(5) Consists of 40,000 stock options which are currently exercisable and 100,000 stock options which are currently not exercisable.

(6) Consists of 250,000 stock options which are currently not exercisable.

(7) Does not include 100,000 options issuable as director compensation in 2019 and 2020.

(8) Includes 8,820,000 currently exercisable stock options and 2,150,000 stock options that are currently not exercisable, but excludes 800,000 shares underlying stock options which are owed but unissued.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, M&K CPAS PLLC (“M&K”), for our audit of the annual financial statements for the years ended December 31, 2019 and 2018. M&K was retained on December 12, 2018 after the Company was informed by L&L of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2019		2018
	M&K		M&K/L&L

Audit Fees (1)	$12,500	(2)	$12,500
Audit-Related Fees (3)	10,500		10,500
Tax Fees (4)	—		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$23,000		$24,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2019 and 2018 relate to (i) the audit of our annual financial statements for the years ended December 31, 2019 and 2018, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2019 and 2018.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(45)

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

14.1	Code of Ethics (e)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer**

32.1	Section 1350 Certifications of Chief Executive Officer**

32.2	Section 1350 Certifications of Chief Financial Officer**

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

** Filed herewith

(46)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2020	WORLDS INC.
(Registrant)

By:/s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	March 30, 2020

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	March 30, 2020

/s/ Bernard Stolar Bernard Stolar	Director	March 30, 2020

Robert Fireman	Director

/s/ Leonard Toboroff Leonard Toboroff	Director	March 30, 2020
/s/ Peter N. Christos Peter N. Christos	Director	March 30, 2020

(47)

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

14.1	Code of Ethics (e)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1	Section 1350 Certifications of Chief Executive Officer **

32.2	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

** Filed herewith

(48)