Form 10-Q
period 2020-03-31
WORLDS INC
filed 2020-05-12
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2020

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

As of May 11, 2020, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2020 and December 31, 2019
	Unaudited	Audited
	March 31, 2020	December 31, 2019

ASSETS:
Current Assets
Cash and cash equivalents	$1,326,255	$1,570,844
Total Current Assets	1,326,255	1,570,844

Convertible Note receivable - related party	200,000	200,000
Accrued interest receivable – related party	6,572	3,033
Total assets	$1,532,827	$1,773,877

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$799,100	$840,674
Accrued expenses	1,626,492	1,604,911
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,198,871	3,218,864

Total Liabilities	3,198,871	3,218,864

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at March 31, 2020 and December 31, 2019, respectively)	56,815	56,815
Additional paid in capital	40,997,140	40,897,142
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(43,926,912)	(43,605,857)
Total stockholders deficit	(1,666,044)	(1,444,987)
Total Liabilities and Stockholders' Deficit	$1,532,827	$1,773,877

The accompanying notes are an integral part of these financial statements

(2)

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2020 and 2019

	Unaudited	Unaudited
	2020	2019

Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option expense	81,079	19,173
Selling, General & Admin.	171,930	185,599
Salaries and related	52,666	51,357

Operating loss	(305,675)	(256,129)

Other Income (Expense)
Interest income	3,539	—
Interest expense	(18,919)	(8,015)
Net Income/(Loss)	$(321,055)	$(264,144)

Weighted Average Income/(Loss) per share basic and diluted	$(0.01)	(0.00)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) basic and diluted	56,814,833	56,814,833

**=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Worlds Inc.
Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2019 and 2020
						Total
	Common	Common	Additional	Common	Accumulated	stockholders'
	stock	stock	Paid-in	Stock		equity
	Shares	Amount	capital	Warrants	Deficit	(deficit)

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	(42,371,386)	(595,142)

Fair value of stock options	—	—	19,173	—	—	19,173

Net Income/(Loss)	—	—	—	—	(264,144)	(264,144)

Balances, March 31, 2019	56,814,833	56,815	40,531,689	1,206,913	(42,635,530)	(840,113)

Balances, December 31, 2019	56,814,833	56,815	40,897,142	1,206,913	(43,605,857)	(1,444,987)

Fair value of stock options	—	—	81,079	—	—	81,079

Imputed interest	—	—	18,919	—	—	18,919

Net Income/(Loss)	—	—	—	—	(321,055)	(321,055)

Balances, March 31, 2020	56,814,833	56,815	40,997,140	1,206,913	(43,926,912)	(1,666,044)

The accompanying notes are an integral part of these financial statements

(4)

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019

	Unaudited	Unaudited
	3/31/20	3/31/19
Cash flows from operating activities:
Net gain/(loss)	$(321,055)	$(264,144)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	81,079	19,173
Imputed interest	18,919	—
Accounts payable and accrued expenses	(19,993)	(207,042)
Net cash (used in) operating activities:	(241,050)	(452,013)

Cash flows from financing activities
Accrued interest receivable - related party	(3,539)	—
Payment of notes payable	—	(600,000)
Payment of notes payable - related party	—	(150,000)
Net cash provided by financing activities	(3,539)	(750,000)

Net increase/(decrease) in cash and cash equivalents	(244,589)	(1,202,013)

Cash and cash equivalents, including restricted, beginning of year	1,570,844	3,846,120

Cash and cash equivalents, including restricted, end of period	$1,326,255	$2,644,107

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$189,118
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

(5)

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2020

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $1,872,616 and a stockholder’s deficiency of $1,666,044 and used $241,050 of cash in operations for the year ended December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(6)

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606. There was no impact in adopting ASC 606 as the Company has no revenue at this time. In the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. (then called Worlds Online, Inc.). The Company’s sources of revenue after the spinoff was expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. The Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2020 and December 31, 2019. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

The Company had an additional $750,000 in short term notes outstanding at December 31, 2018. The Company paid off these notes during the first quarter of 2019 and the balance is $0 at December 31, 2019.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2020 and March 31, 2019, there were 11,140,000 options and 4,480,000 warrants outstanding whose effect is anti-dilutive and not included in net loss per share for March 31, 2020 or for March 31, 2019. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2020, and December 31, 2019 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

 The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification 718, Compensation (“ASC 718”) as issued by the Financial Accounting Standards Board (“FASB”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations. The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019. The Company is not a party to any leases and therefore is not showing any asset or liability related to leases in the current period or prior periods.

(10)

NOTE 3 - NOTES PAYABLE

Notes payable at March 31, 2020 consist of the following:
Unsecured note payable bearing 8% interest,
entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest,
entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2020	$773,279
2021	$-0-
2022	$-0-
2023	$-0-
2024	$-0-
$773,279

The Company imputed interest of $18,919 on the notes during the quarter ended March 31, 2020. The Company repaid the $600,000 in notes payable and $150,000 in notes payable related party with accrued interest totaling $189,118 during the first quarter of 2019.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the three months ended March 31, 2020, the Company recorded an option expense of $81,079 representing the amortization of the value of the options issued in 2018 that have not yet vested.

During the three months ended March 31, 2019, the Company recorded an option expense of $19,173 representing the amortization of the value of the options issued in 2018 that have not yet vested.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2020 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	3.83
$0.15	5,220,000	2.50
$0.15	580,000	0.70
$0.05	200,000	2.70
$0.30	200,000	2.70
$0.55	60,000	0.25
$0.65	60,000	0.25
$0.25	5,000,000	3.42
$0.24	800,000	3.42
Exercisable
$0.325	3,500,000	3.83
$0.15	5,220,000	2.50
$0.15	580,000	0.70
$0.05	200,000	2.70
$0.30	200,000	2.70
$0.55	60,000	0.25
$0.65	60,000	0.25
$0.25	2,000,000	3.42
$0.24	800,000	3.42

(11)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid $150,000 in notes payables with accrued interest to related parties during the first quarter of 2019.

The balance in the accrued expense attributable to related parties is $70,370 and $341,624 at March 31, 2020 and December 31, 2019, respectively.

NOTE 7 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383, – 8,407,592 and 8,640,028. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc. in the US District court for the District of Delaware. Davidson, Berquist, Jackon & Gowdey LLP is lead counsel for the Company.

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of $70,370 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $46,113 is related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time and either all or part of the amount due can be converted into the borrowers equity at a price of $0.50 per share. If converted into common stock, the Company would own 1% of CASH based upon current number of CASH shares outstanding.. Messrs. Kidrin, Toboroff and Christos are Directors of CASH and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of CASH.

During the three months ended March 31, 2020, the Company earned $3,539 in interest on the note.

NOTE 10 – SUBSEQUENT EVENTS

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, changes that may occur to general economic and business conditions resulting from changes in political, social and economic conditions (whether or not related to terrorism, war, pandemic, weather, environmental or other factors) in the jurisdictions in which we operate and changes to regulations that pertain to our operations.

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

(13)

Revenues

We generated no revenue during the quarter because we did not receive any court awards or settlements during the quarter.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2020 and 2019 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue is $0 for the three months ended March 31, 2020 and 2019. We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Cost of revenues is $0 in the three months ended March 31, 2020 and 2019.

Selling general and administrative (SG&A) expenses decreased by $13,669 from $185,599 to $171,930 for the three months ended March 31, 2019 and 2020, respectively. Decrease is due to lower professional service fees related to the patent litigation.

Salaries and related increased by $1,309 to $52,666 from $51,357 for the three months ended March 31, 2020 and 2019, respectively. The increase is due to the CEO’s salary based on the terms of his 2018 employment agreement.

For the three months ended March 31, 2020, the Company recorded an option expense of $81,079, equal to the increase in estimated fair value of the unvested options at March 31, 2020. For the three months ended March 31, 2019, there was $19,173 of option expense.

For the three months ended March 31, 2020 the Company had an interest expense of $18,919 and for March 31, 2019 the Company had an interest expense of $8,015.

For the three months ended March 31, 2020 the Company had interest income of $3,539. For the three months ended March 31, 2019 the Company had no interest income.

As a result of the foregoing, we realized a net loss of $321,055 for the three months ended March 31, 2020 compared to a net loss of $264,144 in the three months ended March 31, 2019.

(14)

Liquidity and Capital Resources

At March 31, 2020, our cash and cash equivalents were $1,326,255. The Company did not raise any funds or sell any shares of stock that the Company retained in the spin off company MariMed Inc. during the three months ended March 31, 2020. The Company used approximately $225,000 in cash to pay for operating expenses during the three months ended March 31, 2020.

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

Item 4. Controls And Procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

(15)

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is seeking damages for patent infringement of the Company’s patents in two active proceedings.  The first proceeding, filed by the Company against Activision Blizzard, Inc., Blizzard Entertainment, Inc., and Activision Publishing, Inc. in the U.S. District Court for the District of Massachusetts in 2012, has been stayed since 2015 and was recently unstayed by Judge Denise Casper.  The Company also filed a complaint for patent infringement against Linden Research, Inc., d/b/a Linden Lab in the U.S. District Court for the District of Delaware in 2019.

1.	Company’s Lawsuit Against Activision Entities

The Company's lawsuit against the Activision entities, filed in 2012, was stayed in 2015 pending the outcome of six Inter Partes Review (“IPR”) petitions filed by Bungie, Inc. to the U.S. Patent & Trademark Office's Patent Trial and Appeal Board (“PTAB”).  Those IPR proceedings were concluded in Company's favor on January 14, 2020, with the majority of the challenged claims surviving Bungie's challenges.  Returning to its District Court litigation, the Company asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against the Activision entities.

On April 17, 2020, Judge Casper issued an Order unstaying the litigation and setting a pre-trial schedule, with a final pretrial conference and trial to occur at a date to be determined after June 24, 2021.  The Court's schedule is as follows:

•        Fact discovery resumes April 21, 2020. Date by which counsel to meet/confer regarding estoppel issue May 5, 2020. Worlds' narrowed election of asserted claims May 5, 2020. Activision's 35 U.S.C. 101 motion due May 19, 2020. Worlds' opposition to the 35 U.S.C. 101 motion due June 9, 2020. Activision's 35 U.S.C. 101 reply brief due June 23, 2020. Hearing on Activision's 35 U.S.C. 101 motion July 22, 2020 at 3:00 p.m.

•        Close of Fact Discovery January 14, 2021. Worlds' Narrowing of Asserted Claims (No more than 3 claims per patent; 15 claims maximum) January 21, 2021. Activision's Narrowing of Prior Art (No more than 7 prior art references per patent; 20 references total) February 4, 2021.

•        Status conference February 8, 2021 at 2:00 p.m. Opening expert reports February 18, 2021. Rebuttal expert reports March 25, 2021. Close of Expert Discovery April 15, 2021.

•        Dispositive motions (can address estoppel issue If still disputed)/Daubert motions due May 13, 2021. Opposition to Dispositive motions/Daubert motions due June 10, 2021. Reply briefs in support of Dispositive motions/Daubert motions due June 24, 2021. Hearing on dispositive motions/Daubert hearing TBD.  Final Election deadlines and [Final Pretrial Conference] TBD.

2.	Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

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

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2019 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

The above notwithstanding, we are mindful of the COVID-19 pandemic currently sweeping the world in general and in particular the United States. Inasmuch as our business model does not rely on sales of a product or services or consumer access thereto, we do not believe that we will be negatively impacted by the pandemic and the economic havoc it is currently wreaking on the economies of the United States and the world. Having said that, it is possible that if the pandemic continues for an extended period of time and/or recurs again in the future, it may cause delays in the prosecution of the Company’s lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019 and 2020 we did not raise any funds through the sale of equity securities.

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

Date: May 12, 2020

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

(18)

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

(19)