Form 10-Q
period 2020-06-30
WORLDS INC
filed 2020-08-13
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

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

As of August 11, 2020, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2020 and December 31, 2019
	Unaudited	Audited
	June 30, 2020	December 31, 2019

ASSETS:
Current Assets
Cash and cash equivalents	$1,038,759	$1,570,844
Total Current Assets	1,038,759	1,570,844

Convertible Note Receivable - related party	200,000	200,000
Accrued interest receivable - related party	10,111	3,033
Total assets	$1,248,870	$1,773,877

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$799,024	$840,674
Accrued expenses	1,636,540	1,604,911
Notes payable exceeding statute of limitations	773,279	773,279

Total Current Liabilities	3,208,843	3,218,864

Total Liabilities	3,208,843	3,218,864

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at June 30, 2020 and December 31, 2019, respectively)	56,815	56,815
Additional paid in capital	41,122,525	40,897,142
Common stock - warrants	1,206,913	1,206,913
Accumulated deficit	(44,346,226)	(43,605,857)
Total stockholders deficit	(1,959,973)	(1,444,987)

Total Liabilities and Stockholders' Deficit	$1,248,870	$1,773,877

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Six and Three Months Ended June 30, 2020 and 2019

	Unaudited		Unaudited
	Six Months Ended June 30		Three Months Ended June 30
	2020	2019	2020	2019
Revenues
Revenue	$—	—	$—	—
Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Option expense	187,546	54,471	106,467	35,298
Selling, General & Admin.	414,828	346,672	242,898	161,073
Salaries and related	107,236	102,265	54,570	50,908
Operating loss	(709,610)	(503,408)	(403,935)	(247,279)

Other Income (Expense)
Interest income	7,078	—	3,539	—
Interest expense	(37,837)	(8,015)	(18,918)	—
Net Income/(Loss)	$(740,369)	(511,423)	$(419,314)	(247,279)

Weighted Average Loss per share	$(0.01)	(0.01)	$(0.01)	**

Weighted Average Common Shares Outstanding (reflecting the reverse stock split)	56,814,833	56,814,833	56,814,833	56,814,833

**=less than $0.01

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2019 and 2020

	Common	Common	Additional	Common	Accumulated	Total
	stock	stock	Paid-in	stock	Deficit	stockholders'
	Shares	Amount	capital	Warrants		deficit

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	(42,371,386)	(595,142)

Fair value of stock options	—	—	54,471	—	—	54,471

Net Income/(Loss)	—	—	—	—	(511,423)	(511,423)

Balances, June 30, 2019 (unaudited)	56,814,833	56,815	40,566,987	1,206,913	(42,882,809)	(1,052,094)

Balances, December 31, 2019	56,814,833	56,815	40,897,142	1,206,913	(43,605,857)	(1,444,987)

Fair value of stock options	—	—	187,546	—	—	187,546

Imputed interest	—	—	37,837	—	—	37,837

Net Income/(Loss)	—	—	—	—	(740,369)	(740,369)

Balances, June 30, 2020 (unaudited)	56,814,833	56,815	41,122,525	1,206,913	(44,346,226)	(1,959,973)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019

	Unaudited	Unaudited
	6/30/20	6/30/19
Cash flows from operating activities:
Net gain/(loss)	$(740,369)	$(511,423)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	187,546	54,471
Imputed interest	37,837	—
Accounts payable and accrued expenses	(10,021)	(374,166)
Net cash (used in) operating activities:	(525,007)	(831,118)

Cash flows from financing activities
Accrued interest receivable - related party	(7,078)	—
Repayment of notes payable	—	(600,000)
Repayment of notes payable related party	—	(150,000)
Net cash provided by financing activities	(7,078)	(750,000)

Net increase/(decrease) in cash and cash equivalents	(532,085)	(1,581,118)

Cash and cash equivalents, including restricted, beginning of year	1,570,844	3,846,120

Cash and cash equivalents, including restricted, end of period	$1,038,759	$2,265,002

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$189,118
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2020

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $2,170,084 and a stockholder’s deficiency of $1,959,973 and used $525,007 of cash in operations for the six months ended June 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2020 and December 31, 2019. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2020 and June 30, 2019, there were 11,020,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in net loss per share for June 30, 2020 or for June 30, 2019. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2020, and December 31, 2019 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at June 30, 2020 consist of the following:
Unsecured note payable bearing 8% interest,
entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest,
entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2020	$773,279
2021	$-0-
2022	$-0-
2023	$-0-
2024	$-0-
$773,279

The Company imputed interest of $37,837 on the notes during the six months ended June 30, 2020. The Company repaid the $600,000 in notes payable and $150,000 in notes payable related party with accrued interest totaling $189,118 during the six months ended June 30, 2019.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the six months ended June 30, 2020, the Company recorded an option expense of $187,546 representing the amortization of the value of the options issued in 2018 that have not yet vested.

During the six months ended June 30, 2019, the Company recorded an option expense of $54,471 representing the amortization of the value of the options issued in 2018 that have not yet vested.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2020 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	3.58
$0.15	5,220,000	2.25
$0.15	580,000	0.45
$0.05	200,000	2.45
$0.30	200,000	2.45
$0.25	5,000,000	3.17
$0.24	800,000	3.17
Exercisable
$0.325	3,500,000	3.58
$0.15	5,220,000	2.25
$0.15	580,000	0.45
$0.05	200,000	2.45
$0.30	200,000	2.45
$0.25	3,500,000	3.17
$0.24	800,000	3.17

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid $150,000 in notes payables with accrued interest to related parties during the six months ended June 30, 2019.

The balance in the accrued expense attributable to related parties is $74,312 and $341,624 at June 30, 2020 and December 31, 2019, respectively.

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of $74,312 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $52,219 is related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time and either all or part of the amount due can be converted into the borrowers equity at a price of $0.50 per share. If converted into common stock, the Company would own 1% of CASH based upon current number of CASH shares outstanding. Messrs. Kidrin, Toboroff and Christos are Directors of CASH and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of CASH.

During the six months ended June 30, 2020, the Company earned $7,078 in interest on the note.

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

RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2020 and 2019 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Revenue is $0 for the three months ended June 30, 2020 and 2019. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Cost of revenues is $0 in the three months ended June 30, 2020 and 2019.

Selling general and administrative (SG&A) expenses increased by $81,825 from $161,073 to $242,898 for the three months ended June 30, 2019 and 2020, respectively. Increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related increased by $3,662 to $54,570 from $50,908 for the three months ended June 30, 2020 and 2019, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his 2018 employment agreement.

For the three months ended June 30, 2020, the Company recorded an option expense of $106,467, equal to the increase in estimated fair value of the unvested options at June 30, 2020. For the three months ended June 30, 2019, the Company recorded $35,298 of option expense.

For the three months ended June 30, 2020 the Company had an interest expense of $18,918 and for the three months ended June 30, 2019 the Company had an interest expense of $0.

For the three months ended June 30, 2020 the Company had interest income of $3,539. For the three months ended June 30, 2019 the Company had no interest income.

As a result of the foregoing, we realized a net loss of $419,314 for the three months ended June 30, 2019 compared to a net loss of $247,279 for the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenue is $0 for the six months ended June 30, 2020 and 2019. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2020 and 2019.

Selling general and administrative (SG&A) expenses increased by $68,156 from $346,672 to $414,828 for the six months ended June 30, 2019 and 2020, respectively. The increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related increased by $4,971 to $107,236 from $102,265 for the six months ended June 30, 2020 and 2019, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his 2018 employment agreement.

For the six months ended June 30, 2020, the Company recorded an option expense of $187,546, equal to the increase in estimated fair value of the unvested options at June 30, 2020. For the six months ended June 30, 2019, the Company recorded $54,471 of option expense.

For the six months ended June 30, 2020, the Company had interest expense of $37,837. For the six months ended June 30, 2019, the Company had interest expense of $8,015.

For the six months ended June 30, 2020 the Company had interest income of $7,078. For the six months ended June 30, 2019 the Company had no interest income.

As a result of the foregoing, we realized a net loss of $740,369 for the six months ended June 30, 2020 compared to a net loss of $511,423 in the six months ended June 30, 2019.

Liquidity and Capital Resources

At June 30, 2020, our cash and cash equivalents were $1,038,759. The Company did not raise any funds or sell any shares of stock that the Company retained in the spin off company MariMed Inc. during the six months ended June 30, 2020. The Company used $525,007 in cash to pay for operating expenses during the six months ended June 30, 2020.

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

Item 4. Controls And Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

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

On April 17, 2020, Judge Casper issued an Order unstaying the litigation and setting a pre-trial schedule, with a final pretrial conference and trial to occur at a date to be determined after June 24, 2021.  The Court's schedule is as follows:

•	Fact discovery resumes April 21, 2020. Date by which counsel to meet/confer regarding estoppel issue May 5, 2020. Worlds' narrowed election of asserted claims May 5, 2020. Activision's 35 U.S.C. 101 motion due May 19, 2020. Worlds' opposition to the 35 U.S.C. 101 motion due June 9, 2020. Activision's 35 U.S.C. 101 reply brief due June 23, 2020. Hearing on Activision's 35 U.S.C. 101 motion July 22, 2020 at 3:00 p.m.

•	Close of Fact Discovery January 14, 2021. Worlds' Narrowing of Asserted Claims (No more than 3 claims per patent; 15 claims maximum) January 21, 2021. Activision's Narrowing of Prior Art (No more than 7 prior art references per patent; 20 references total) February 4, 2021.

•	Status conference February 8, 2021 at 2:00 p.m. Opening expert reports February 18, 2021. Rebuttal expert reports March 25, 2021. Close of Expert Discovery April 15, 2021.

•	Dispositive motions (can address estoppel issue If still disputed)/Daubert motions due May 13, 2021. Opposition to Dispositive motions/Daubert motions due June 10, 2021. Reply briefs in support of Dispositive motions/Daubert motions due June 24, 2021. Hearing on dispositive motions/Daubert hearing TBD. Final Election deadlines and Final Pretrial Conference TBD.

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

The above notwithstanding, we are mindful of the COVID-19 pandemic currently sweeping the world in general and in particular the United States. Inasmuch as our business model does not rely on sales of a product or services or consumer access thereto, we do not believe that we will be negatively impacted by the pandemic and the economic havoc it is currently wreaking on the economies of the United States and the world. Having said that, it is possible that if the pandemic continues for an extended period of time and/or recurs again in the future, it may cause delays in the prosecution of the Company’s lawsuits.

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

Date: August 12, 2020

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

