Form 10-Q
period 2020-09-30
WORLDS INC
filed 2020-11-12
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

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

As of November 10, 2020, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

Worlds Inc.
Balance Sheets
September 30, 2020 and December 31, 2019
	Unaudited	Audited
	September 30, 2020	December 31, 2019

ASSETS:
Current Assets
Cash and cash equivalents	$790,404	$1,570,844
Total Current Assets	790,404	1,570,844

Convertible Note Receivable - related party	200,000	200,000
Accrued interest receivable - related party	13,689	3,033
Total assets	$1,004,093	$1,773,877

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$955,480	$840,674
Accrued expenses	1,596,114	1,604,911
Notes payable exceeding statute of limitations	773,279	773,279

Total Current Liabilities	3,324,873	3,218,864

Total Liabilities	3,324,873	3,218,864

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at September 30, 2020 and December 31, 2019, respectively)	56,815	56,815
Additional paid in capital	41,213,729	40,897,142
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(44,798,237)	(43,605,857)
Total stockholders deficit	(2,320,780)	(1,444,987)

Total Liabilities and Stockholders' Deficit	$1,004,093	$1,773,877

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Nine and Three Months Ended September 30, 2020 and 2019

	Unaudited		Unaudited
	Nine Months Ended September 30		Three Months Ended September 30
	2020	2019	2020	2019
Revenues
Revenue	—	—	—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Option expense	256,574	307,703	69,028	253,232
Selling, General & Admin.	719,841	524,763	306,179	178,091
Salaries and related	166,608	161,363	58,206	59,098

Operating loss	(1,143,023)	(993,829)	(433,413)	(490,421)

Other Income (Expense)
Interest income	10,656	—	3,578	—
Interest expense	(60,013)	(8,015)	(22,176)	—
Net Loss	(1,192,380)	(1,001,844)	(452,011)	(490,421)

Weighted Average Loss per share - basic	(0.02)	(0.02)	(0.01)	(0.01)
Weighted Average Loss per share - fully diluted	(0.02)	(0.02)	(0.01)	(0.01)
Weighted Average Common Shares Outstanding - basic	56,814,833	56,814,833	56,814,833	56,814,833
Weighted Average Common Shares Outstanding - fully diluted	56,814,833	56,814,833	56,814,833	56,814,833

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2019 and 2020

	Common	Common	Additional	Common	Accumulated	Total
	stock	stock	Paid-in	stock	Deficit	stockholders'
	Shares	Amount	capital	Warrants		deficit

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	(42,371,386)	(595,142)

Fair value of stock options	—	—	307,703	—	—	307,703
Net Income/(Loss)	—	—	—	—	(1,001,844)	(1,001,844)
Balances, September 30, 2019 (unaudited)	56,814,833	56,815	40,820,219	1,206,913	(43,373,230)	(1,289,283)

Balances, December 31, 2019	56,814,833	56,815	40,897,142	1,206,913	(43,605,857)	(1,444,987)

Fair value of stock options	—	—	256,574	—	—	256,574
Imputed interest	—	—	60,013	—	—	60,013
Net Income/(Loss)	—	—	—	—	(1,192,380)	(1,192,380)

Balances, September 30, 2020 (unaudited)	56,814,833	56,815	41,213,729	1,206,913	(44,798,237)	(2,320,780)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019

	Unaudited	Unaudited
	9/30/20	9/30/19
Cash flows from operating activities:
Net loss	$(1,192,380)	$(1,001,844)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	256,574	307,703
Imputed interest	60,013	—
Accounts payable and accrued expenses	106,009	(469,271)
Net cash (used in) operating activities:	(769,784)	(1,163,412)

Cash flows from financing activities
Accrued interest receivable - related party	(10,656)	—
Repayment of notes payable	—	(600,000)
Repayment of notes payable related party	—	(150,000)
Net cash provided by financing activities	(10,656)	(750,000)

Net decrease in cash and cash equivalents	(780,440)	(1,913,412)

Cash and cash equivalents, including restricted, beginning of year	1,570,844	3,846,120

Cash and cash equivalents, including restricted, end of period	$790,404	$1,932,708

Non-cash financing activities

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$189,118
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2020

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $2,534,469 and a stockholder’s deficiency of $2,320,780 and used $769,784 of cash in operations for the nine months ended September 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2020 and 2019.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2020 and December 31, 2019. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2020 there were 11,020,000 options and 4,380,000 warrants outstanding and as of September 30, 2019 there were 11,140,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in net loss per share for September 30, 2020 or for September 30, 2019. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2020, and December 31, 2019 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification 718, Compensation (“ASC 718”) as issued by the FASB. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations. The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07.

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

Notes payable at September 30, 2020 consist of the following:
Unsecured note payable bearing 8% interest,
entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest,
entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2020	$773,279
2021	$-0-
2022	$-0-
2023	$-0-
2024	$-0-
$773,279

The Company imputed interest of $60,013 on the notes during the nine months ended September 30, 2020. The Company repaid the $600,000 in notes payable and $150,000 in notes payable related party with accrued interest totaling $189,118 during the nine months ended September 30, 2019.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company issued an additional 167 shares due to rounding.

During the nine months ended September 30, 2020, the Company recorded an option expense of $256,574 representing the amortization of the value of the options issued in 2018 that have not yet vested.

During the nine months ended September 30, 2019, the Company recorded an option expense of $307,703 representing the amortization of the value of the options issued in 2018 that have not yet vested.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2020 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,500,000	3.33
$0.15	5,220,000	2.00
$0.15	580,000	0.20
$0.05	200,000	2.20
$0.30	200,000	2.20
$0.25	5,000,000	2.92
$0.24	800,000	3.92
Exercisable
$0.325	3,500,000	3.33
$0.15	5,220,000	2.00
$0.15	580,000	0.20
$0.05	200,000	2.20
$0.30	200,000	2.00
$0.25	3,500,000	2.92
$0.24	800,000	2.92

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million vested on August 28, 2019 and the remaining 1.5 million vested on August 28, 2020; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid $150,000 in notes payables with accrued interest to related parties during the nine months ended September 30, 2019.

The balance in the accrued expense attributable to related parties is $80,018 and $341,624 at September 30, 2020 and December 31, 2019, respectively.

NOTE 7 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383, – 8,407,592 and 8,640,028. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc. in the US District court for the District of Delaware. On September 25, 2020, the Company filed a lawsuit against Microsoft Corporation in the U.S. District Court for the Western District of Texas. Davidson, Berquist, Jackon & Gowdey LLP is lead counsel for the Company.

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of $80,018 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $6,087 is related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time and either all or part of the amount due can be converted into CASH equity at a price of $0.50 per share. If converted into common stock, the Company would own less than 1% of CASH based upon current number of CASH shares outstanding. Messrs. Kidrin, Toboroff and Christos are Directors of CASH and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of CASH.

During the nine months ended September 30, 2020, the Company earned $10,656 in interest on the note.

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

RESULTS OF OPERATIONS

Our net revenues for each of the nine months ended September 30, 2020 and 2019 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenue is $0 for the three months ended September 30, 2020 and 2019. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Cost of revenues is $0 in the three months ended September 30, 2020 and 2019.

Selling general and administrative (SG&A) expenses increased by $128,088 from $178,091 to $306,179 for the three months ended September 30, 2019 and 2020, respectively. Increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related increased by $7,298 to $58,206 from $50,908 for the three months ended September 30, 2020 and 2019. The decrease is insignificant as the CEO’s salary is based on the terms of his 2018 employment agreement.

For the three months ended September 30, 2020, the Company recorded an option expense of $69,028, equal to the increase in estimated fair value of the unvested options at September 30, 2020. For the three months ended September 30, 2019, the Company recorded $253,232 of option expense.

For the three months ended September 30, 2020 the Company had an interest expense of $22,176 and for the three months ended September 30, 2019 the Company had an interest expense of $0.

For the three months ended September 30, 2020 the Company had interest income of $3,578. For the three months ended September 30, 2019 the Company had no interest income.

As a result of the foregoing, we realized a net loss of $452,011 for the three months ended September 30, 2019 compared to a net loss of $490,421 for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenue is $0 for the nine months ended September 30, 2020 and 2019. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2020 and 2019.

Selling general and administrative (SG&A) expenses increased by $195,078 from $524,763 to $719,841 for the nine months ended September 30, 2019 and 2020, respectively. The increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related increased by $5,245 to $166,608 from $161,363 for the nine months ended September 30, 2020 and 2019, respectively. The increase is due to the increase in the CEO’s salary based on the terms of his 2018 employment agreement.

For the nine months ended September 30, 2020, the Company recorded an option expense of $256,574, equal to the increase in estimated fair value of the unvested options at September 30, 2020. For the nine months ended September 30, 2019, the Company recorded $307,703 of option expense.

For the nine months ended September 30, 2020, the Company had interest expense of $60,013. For the nine months ended September 30, 2019, the Company had interest expense of $8,015.

For the nine months ended September 30, 2020 the Company had interest income of $10,656. For the nine months ended September 30, 2019 the Company had no interest income.

As a result of the foregoing, we realized a net loss of $1,192,380 for the nine months ended September 30, 2020 compared to a net loss of $1,001,844 in the nine months ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2020, our cash and cash equivalents were $790,404. The Company did not raise any funds or sell any shares of stock that the Company retained in the spin off company MariMed Inc. during the nine months ended September 30, 2020. The Company used $769,784 in cash to pay for operating expenses during the nine months ended September 30, 2020.

At September 30, 2019, our cash and cash equivalents were $1,932,708. The Company did not raise any funds or sell any shares of stock that the Company retained in the spin off company MariMed Inc. During the nine months ended September 30, 2019, the Company repaid $750,000 in notes payable and notes payable related party plus accrued interest of $189,118. The Company used approximately $1,163,412 in cash to pay for operating expenses during the nine months ended September 30, 2019.

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

Item 4. Controls And Procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is seeking damages for patent infringement of the Company’s patents in three active proceedings.  The first proceeding, filed by the Company against Activision Blizzard, Inc., Blizzard Entertainment, Inc., and Activision Publishing, Inc. in the U.S. District Court for the District of Massachusetts in 2012, was temporarily stayed in 2015.  In April 2020, U.S. District Judge Denise Casper lifted the stay and entered a schedule to complete the case.  The Company also filed a complaint for patent infringement against Linden Research, Inc., d/b/a Linden Lab in the U.S. District Court for the District of Delaware in 2019, and a complaint for patent infringement against Microsoft Corporation in the U.S. District Court for the Western District of Texas in September, 2020.

1.	Company’s Lawsuit Against Activision Entities

The Company's lawsuit against the Activision entities, filed in 2012, was stayed in 2015 pending the outcome of nine Inter Partes Review (“IPR”) petitions filed by Bungie, Inc. to the U.S. Patent & Trademark Office's Patent Trial and Appeal Board (“PTAB”).  Those IPR proceedings were concluded in Company's favor on January 14, 2020, with the majority of the challenged claims surviving Bungie's challenges.  Returning to its District Court litigation, the Company asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against the Activision entities.

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule, with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  The Court's schedule is as follows:

•	Fact discovery resumes April 21, 2020. Date by which counsel to meet/confer regarding estoppel issue May 5, 2020. Worlds' narrowed election of asserted claims May 5, 2020. Activision's 35 U.S.C. 101 motion due May 19, 2020. Worlds' opposition to the 35 U.S.C. 101 motion due September 9, 2020. Activision's 35 U.S.C. 101 reply brief due September 23, 2020. Hearing on Activision's 35 U.S.C. 101 motion July 22, 2020 at 3:00 p.m.

•	Close of Fact Discovery January 14, 2021. Worlds' Narrowing of Asserted Claims (No more than 3 claims per patent; 15 claims maximum) January 21, 2021. Activision's Narrowing of Prior Art (No more than 7 prior art references per patent; 20 references total) February 4, 2021.

•	Status conference February 8, 2021 at 2:00 p.m. Opening expert reports February 18, 2021. Rebuttal expert reports March 25, 2021. Close of Expert Discovery April 15, 2021.

•	Dispositive motions (can address estoppel issue If still disputed)/Daubert motions due May 13, 2021. Opposition to Dispositive motions/Daubert motions due September 10, 2021. Reply briefs in support of Dispositive motions/Daubert motions due September 24, 2021. Hearing on dispositive motions/Daubert hearing TBD. Final Election deadlines and Final Pretrial Conference TBD.

2.	Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to U.S. District Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  A claim construction hearing (“Markman” hearing) is scheduled for November 13, 2020.  The scheduled trial date is January 31, 2022.

3.	Company’s Lawsuit Against Microsoft Corporation

On September 25, 2020, the Company filed a lawsuit against Microsoft Corporation (“Microsoft”) in the U.S. District Court for the Western District of Texas for patent infringement of the Company’s U.S. Patent No. 8,082,501.  This case was assigned to U.S. District Judge Alan D. Albright.  By Microsoft’s request, Microsoft’s deadline to answer Worlds’ complaint and the accompanying allegations has been set for December 4, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (a)

3.2	By-Laws Restated as Amended (b)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF*XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE*XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on September 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 12, 2020

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

 INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (a)

3.2	By - Laws Restated as Amended (b)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on September 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

