Form 10-K
period 2020-12-31
WORLDS INC
filed 2021-03-16
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2020 (closing price was $0.2325) was approximately $13,209,449.

As of March 9, 2021, 56,814,833 shares of the Issuer's Common Stock were outstanding.

Contents

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

Contents

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

As of December 31, 2020, we own approximately 2.9 million shares of MariMed Inc. common stock.

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

Contents

Recent developments

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

Contents

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

Contents

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045, 7,181,690, 7,493,558, 7,945,856, 8,082,501, 8,145,998, 8,161,385, 8,407,592 and 8,640,028 for multi-server technology for 3D applications, which is our core technology.  While the patents have all expired, we continue looking into the implications and breadth of the patent in order to maximize their benefits.  The description of the initial patent is as follows:

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

Employees

As of December 31, 2020, we had one full time employee, our president and chief executive officer, Thomas Kidrin.

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

Contents

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

Contents

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

Contents

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

Contents

The exercise or conversion of outstanding options into common stock will dilute the percentage ownership of our other shareholders. The sale of such common stock or other common stock in the open market could adversely affect the market price of our common stock.

As of December 31, 2020, there are outstanding options to purchase an aggregate of 11,720,000  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. Also, on such date there are outstanding warrants to purchase an aggregate of 4,380,000 shares of our common stock. The exercise of outstanding stock options and warrants and conversion of notes will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

The COVID-19 pandemic is creating delays and uncertainties in the economy.

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

Contents

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

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule, with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  The pre-trial schedule was further revised by Court Order entered on January 7, 2021. The Court's current schedule is as follows:

  Fact discovery resumed on April 21, 2020. A hearing on Activision's 35 U.S.C. 101 motion was held on July 22, 2020 at 3:00 p.m., and Worlds is awaiting the Court’s decision on this motion.

  Close of Fact Discovery February 18, 2021. Worlds' Narrowing of Asserted Claims (No more than 3 claims per patent; 15 claims maximum) February 25, 2021. Activision's Narrowing of Prior Art (No more than 7 prior art references per patent; 20 references total) March 11, 2021.

  Status conference March 15, 2021 at 2:00 p.m. Opening expert reports March 25, 2021. Rebuttal expert reports April 29, 2021. Close of Expert Discovery May 20, 2021.

  Dispositive motions (can address estoppel issue if still disputed)/Daubert motions due June 17, 2021. Opposition to Dispositive motions/Daubert motions due July 15, 2021. Reply briefs in support of Dispositive motions/Daubert motions due July 29, 2021. Hearing on dispositive motions/Daubert hearing TBD.  Final Election deadlines and Final Pretrial Conference TBD.

Contents

2.	Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to U.S. District Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  A claim construction hearing (“Markman” hearing) occurred on November 13, 2020.  The scheduled trial date is January 31, 2022. Further scheduled dates include:

  Final Infringement Contentions due March 6, 2021. Final Invalidity Contentions due March 30, 2021. Completion of Fact Discovery April 16, 2021.

  Opening expert reports on which a party bears the burden of proof due May 14, 2021. Rebuttal expert reports and opening expert reports concerning secondary considerations of nonobviousness due June 14, 2021. Reply expert reports and rebuttal expert reports concerning secondary considerations of nonobviousness due July 12, 2021. Completion of expert discovery August 6, 2021.

  Case Dispositive Motions due August 27, 2021.

  Submission of Joint Proposed Pretrial Order, including Motions in limine due January 10, 2022. Pretrial Conference January 24, 2022 at 4:30 p.m. Trial January 31, 2022

Contents

3.	Company’s Lawsuit Against Microsoft Corporation

On September 25, 2020, the Company filed a lawsuit against Microsoft Corporation (“Microsoft”) in the U.S. District Court for the Western District of Texas for patent infringement of the Company’s U.S. Patent No. 8,082,501.  This case was assigned to U.S. District Judge Alan D. Albright. On December 4, 2020, Microsoft filed Motion to Dismiss and Motion to Stay.  On January 15, 2021, the Court entered a Scheduling Order, setting the Jury Selection and Jury Trial for March 14, 2022, and setting the following additional deadlines:

  Defendant serves preliminary invalidity contentions on February 15, 2021. Parties exchange claim terms for construction on March 5, 2021. Parties exchange proposed claim constructions on March 19, 2021. Parties disclose extrinsic evidence on April 2, 2021. Deadline to meet and confer to narrow terms in dispute and exchange revised list of terms/constructions on April 2, 2021. Plaintiff files Opening claim construction brief, including any arguments that any claim terms are indefinite on April 9, 2021. Defendant files Responsive claim construction brief on April 30, 2021. Plaintiff files Reply claim construction brief on May 14, 2021. Defendant files Sur-Reply claim construction brief on May 28, 2021. Parties submit Joint Claim Construction Statement on May 31, 2021. Parties submit optional technical tutorials to the Court and technical adviser (if appointed) on June 4, 2021. Markman Hearing set for June 11, 2021 at 9:30 a.m. for one hour.

  Fact Discovery opens; deadline to serve Initial Disclosures per Rule 26(a): June 12, 2021. Deadline to add parties: July 23, 2021. Deadline to serve Final Infringement and Invalidity Contentions: August 6, 2021. Deadline for the first of two meet and confers to discuss significantly narrowing the number of claims asserted and prior art references at issue: September 13, 2021. Deadline to amend pleadings: October 2, 2021. Close of Fact Discovery: October 11, 2021.

  Opening Expert Reports due October 11, 2021. Rebuttal Expert Reports due November 15, 2021. Close of Expert Discovery: December 6, 2021. Deadline for the second of two meet and confer to discuss narrowing the number of claims asserted and prior art references at issue to triable limits: December 13, 2021.

  Dispositive motion deadline and Daubert motion deadline: December 20, 2021.

  Serve Pretrial Disclosures: January 3, 2022. Serve objections to pretrial disclosures/rebuttal disclosures: January 24, 2022. File Joint Pretrial Order and Pretrial Submissions: January 31, 2022. File Notice of Request for Daily Transcript or Real Time Reporting and Deadline to meet and confer regarding remaining objections and disputes on motions in limine: February 7, 2022. File joint notice identifying remaining objections to pretrial disclosures and disputes on motions in limine: February 18, 2022. Final Pretrial Conference: February 21, 2022. Jury Selection/Trial: March 14, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

Contents

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

Year Ended December 31, 2020:	High	Low
First quarter	$0.34	$0.17
Second quarter	$0.28	$0.21
Third quarter	$0.26	$0.20
Fourth quarter	$0.36	$0.22

Year Ended December 31, 2019:	High	Low
First quarter	$0.29	$0.20
Second quarter	$0.32	$0.21
Third quarter	$0.29	$0.23
Fourth quarter	$0.27	$0.21

Holders

As of December 31, 2020, we had 679 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the years ended December 31, 2020 and 2019 we did not raise any funds through the sale of equity securities.

Contents

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	11,720,000	$0.21	13,280,000
Equity compensation plans not approved by stockholders	4,380,000	$0.29	—
Total	16,100,000	$0.23	13,280,000

Contents

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

Contents

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

Liquidity and Capital Resources

We have had to limit our operations since mid- 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff, was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, and more recently to protect, increase and enforce our patent portfolio.  Although we have been able to generate funds through our sale of shares of MariMed Inc., we continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, raise more funds through the sale of shares of MariMed Inc., or start to generate sufficient revenues, we may be unable to purchase additional patents or otherwise expand operations through acquisition or otherwise.

Contents

RESULTS OF OPERATIONS

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue was $0 for the years ended December 31, 2020 and 2019.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Selling general and administrative (S, G & A) expenses increased by $400,817 from $630,655 to $1,031,472 for the year ended December 31, 2020.   The increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related expenses decreased by $6,546 to $207,662 from $214,208 for the year ended December 31, 2020. Salaries and related are in line with last year and are based on the terms of the CEO’s employment agreement.

For the year ended December 31, 2020, the Company recorded an option expense of $267,647, representing the amortization of the value of the options issued in 2020 and 2018 that have not yet vested.

For the year ended December 31, 2019, the Company recorded an option expense of $309,783 equal to the increase in estimated fair value of the unvested options at December 31, 2019.

For the year ended December 31, 2020 the Company had interest expense of $76,091. For the year ended December 31, 2019 the Company had interest expense of $82,858. The Company is accruing interest on old notes payable that are well past the statute of limitations and for which the Company never expects to pay back.

For the year ended December 31, 2020 the Company had interest income of $14,233.

For the year ended December 31, 2019 the Company had interest income of $3,033.

As a result of the foregoing, we had a net loss of $1,568,639 for the year ended December 31, 2020 compared to a net loss of $1,234,471 for the year ended December 31, 2019.

Contents

Liquidity and Capital Resources

At December 31, 2020, our cash and cash equivalents were $474,587. We did not raise any additional cash during the year ended December 31, 2020.

At December 31, 2019, our cash and cash equivalents were $1,570,844.

No capital expenditures were made in 2020 or 2019.

Our primary cash requirements have been used to fund the cost of operations, lawsuits, and patent enforcement.

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

Contents

ITEM 8. FINANCIAL STATEMENTS.

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 1 to the financial statements, in past years, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Note Receivable Related Party

The Company loaned a material amount of money to a related party that they have asserted was within the normal course of business for a future business transaction. The note is convertible into common stock of another related party company. Management’s position on the legality of this payment and the realizability of the asset are inherently riskier and more complex than they would be had this been an arm’s length transaction. We evaluated the evidence provided by management for the business purpose of this loan and the current valuation of the stock that this asset is convertible into. There is a large reliance on managements representations about this transaction. Notes receivable related party is discussed in Notes 7 & 11 to the financial statements.

Going Concern

As discussed in Note 1 to the financial statements, the Company had a going concern due to a working capital deficiency and stockholders’ deficiency. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be substantiated. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

March 16, 2021

Contents

Worlds Inc.
Balance Sheets
December 31, 2020 and 2019
	Audited	Audited
	December 31, 2020	December 31, 2019

ASSETS:
Current Assets
Cash and cash equivalents	$474,587	$1,570,844
Convertible note receivable related party	200,000	—
Accrued interest receivable related party	17,267	—
Total Current Assets	691,854	1,570,844

Convertible note receivable related party	—	200,000
Accrued interest receivable related party	—	3,033
Total assets	$691,854	$1,773,877

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$981,898	$840,674
Accrued expenses	1,606,565	1,604,911
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,361,742	3,218,864

Total Liabilities	3,361,742	3,218,864

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 56,814,833 at December 31, 2020 and at December 31, 2019, reflecting the reverse split respectively)	56,815	56,815
Additional paid in capital	41,240,880	40,897,142
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(45,174,496)	(43,605,857)
Total stockholders deficit	(2,669,888)	(1,444,987)

Total Liabilities and stockholders' deficit	$691,854	$1,773,877

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2020 and 2019
	Audited
	December 31,
	2020	2019
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option expense	267,647	309,783
Selling, General & Admin.	1,031,472	630,655
Salaries and related	207,662	214,208

Operating loss	(1,506,781)	(1,154,646)

Other Income (Expense)
Interest income	14,233	3,033
Interest expense	(76,091)	(82,858)

Net Loss	$(1,568,639)	(1,234,471)

Weighted Average Loss per share - basic	$(0.03)	(0.02)
Weighted Average Loss per share - fully diluted	(0.03)	(0.02)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - basic	56,814,833	56,814,833
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - fully diluted	56,814,833	56,814,833

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2019 and 2020

	Common	Common	Additional	Common	Accumulated	Total
	Stock	Stock	Paid-in	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Warrants		Deficit

Balances, December 31, 2018	56,814,833	56,815	40,512,516	1,206,913	(42,371,386)	(595,142)

Stock options expense	—	—	309,783	—	—	309,783
Imputed Interest	—	—	74,843	—	—	74,843
Net Loss	—	—	—	—	(1,234,471)	(1,234,471)

Balances, December 31, 2019	56,814,833	56,815	40,897,142	1,206,913	(43,605,857)	(1,444,987)

Stock options expense	—	—	267,647	—	—	267,647
Imputed Interest	—	—	76,091	—	—	76,091
Net Loss	—	—	—	—	(1,568,639)	(1,568,639)

Balances, December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2020 and 2019

	Audited	Audited
	12/31/20	12/31/19
Cash flows from operating activities:
Net loss	$(1,568,639)	$(1,234,471)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	267,647	309,783
Imputed interest	76,091	74,843
Accounts payable and accrued expenses	142,878	(472,398)
Net cash (used in) operating activities:	(1,082,023)	(1,322,243)

Cash flows from investing activities:
Convertible note receivable - related party	—	(200,000)
Accrued interest receivable - related party	(14,234)	(3,033)
Cash (used in) investing activities:	(14,234)	(203,033)

Cash flows from financing activities
Repayment of notes payable	—	(600,000)
Repayment of notes payable related party	—	(150,000)
Net cash (used in) financing activities	—	(750,000)

Net decrease in cash and cash equivalents	(1,096,257)	(2,275,276)

Cash and cash equivalents, including restricted, beginning of year	1,570,844	3,846,120

Cash and cash equivalents, including restricted, end of period	$474,587	$1,570,844

Non-cash financing activities	—	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Contents

Worlds, Inc.

Notes to the Financial Statements

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $2,669,888 and a stockholder’s deficiency of $2,669,888 and used $1,082,023 of cash in operations for the year ended December 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Contents

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

Contents

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

Contents

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2020 and December 31, 2019. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2020, there were 11,720,000 options and 4,380,000 warrants outstanding and as of December 31, 2019, there were 11,140,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2020 or for December 31, 2019. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2020, and December 31, 2019 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Contents

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2020.

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

Contents

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

Reclassifications

Certain amounts in the financial statements for the year ended December 31, 2019 have been reclassified to conform to the presentation for the year ended December 31, 2020.

Contents

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2020 consist of the following:
Unsecured note payable bearing 8% interest,
entire balance of principal and unpaid interest due on demand	$124,230
Unsecured note payable bearing 10% interest,
entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2020	$773,279
2021	$-0-
2022	$-0-
2023	$-0-
2024	$-0-
$773,279

The Company imputed interest of $76,091 on the notes during the year ended December 31, 2020. The Company repaid the $600,000 in notes payable and $150,000 in notes payable related party with accrued interest totaling $189,118 during the first quarter of 2019.

Contents

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the year ended December 31, 2020, the Company recorded an option expense of $267,647 representing the amortization of the value of the options issued in 2020 and 2018 that have not yet vested.

During the year ended December 31, 2019, the Company recorded an option expense of $309,783 representing the amortization of the value of the options issued in 2018 that have not yet vested.

During the year ended December 31, 2020, the Company issued 700,000 options. 300,000 options were issued to Chris Ryan, the Chief Financial Officer of the Company, and 400,000 options were issued to Directors of the Company.  The Company recorded an option expense of $267,647 in 2020. $256,574 of this amount relates to the 2018 grant to Mr. Kidrin, the CEO. $11,073 relates to the grant in 2020 to Mr. Ryan, the CFO. The directors’ options were granted on December 31, 2020 and no expense was recorded for these options. The option expense represents the amortization of the value of the options issued in 2020 and 2018 that have not yet vested. The fair market value for Mr. Ryan’s options was calculated using the Black Scholes method assuming a risk free interest of .36%, 0% dividend yield, volatility of 204%, and an exercise price of $0.266 per share with a market price of $0.266 per share at issuance date and an expected life of 5 years. The options vest one year from the date of grant.

For the year ended December 31, 2019, the Company recorded an option expense of $309,783, equal to the increase in estimated fair value of the unvested options at December 31, 2019.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2020 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.325	3,400,000	1.08
$0.15	5,220,000	1.75
$0.15	580,000	2.00
$0.05	200,000	2.00
$0.30	200,000	2.00
$0.25	5,000,000	2.67
$0.24	800,000	2.67
$0.27	300,000	4.88
$0.30	400,000	5.00
Exercisable
$0.325	3,400,000	1.08
$0.15	5,220,000	1.75
$0.15	580,000	2.00
$0.05	200,000	2.00
$0.30	200,000	2.00
$0.25	5,000,000	2.67
$0.24	800,000	2.67

Contents

NOTE 5 - INCOME TAXES

At December 31, 2020, the Company had federal and state net operating loss carry forwards of approximately $45,000,000 that expire in various years through the year 2040.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2020 and 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2020 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,131,179 less a valuation allowance in the amount of approximately $17,131,179. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $338,288 for the year ended December 31, 2020 and increased by approximately $240,419 for the year ended December 31, 2019.

The Company’s total deferred tax asset as of December 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carry forwards	17,131,179	16,792,921
Valuation allowance	(17,131,179)	(16,792,921)

Net deferred tax asset	—	—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

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

Contents

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company paid to the CFO, Chris Ryan, $6,500 over the year ended December 31, 2020.

The Company paid $150,000 in notes payables with accrued interest to related parties during the first quarter of 2019. The Company paid $176,785 in accrued salary to the CEO, Thom Kidrin, and paid $35,000 to the CFO, Chris Ryan, over the year ended December 31, 2019.

See note 11 for a discussion on the convertible note receivable from the related party.

The balance in the accrued expense attributable to related parties is $82,214 and $66,518 at December 31, 2020 and December 31, 2019, respectively.

NOTE 8 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 – 8,161,383, – 8,407,592 and 8,640,028. On March 30, 2012, the Company filed a patent infringement lawsuit against Activision Bizzard Inc., Blizzard Entertainment Inc. and Activision Publishing Inc. in the United States District Court for the District of Massachusetts. On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc. in the US District court for the District of Delaware. On September 25, 2020, the Company filed a lawsuit against Microsoft Corporation in the U.S. District Court for the Western District of Texas. Davidson, Berquist, Jackon & Gowdey LLP is lead counsel for the Company. See Legal Proceedings section for more information on the patent infringement lawsuits.

There can be no assurance that the Company will be successful in its ability to prosecute its IP portfolio or that we will be able to acquire additional patents.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.).

As of December 31, 2020, the Company still owns approximately 2.9 million shares of MariMed Inc. common stock.

Those shares were retained on the books of the Company with a book value of $0. No shares were sold in the years ended December 31, 2020 and December 31, 2019.

Contents

NOTE 10 – ACCRUED EXPENSES

Accrued expenses is comprised of $82,214 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $13,342 is related to accruals for recurring operating expenses.

NOTE 11 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrowers equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The convertible note and accrued interest of $17,267 can be converted into 26,696,153 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.

NOTE 12 – SUBSEQUENT EVENTS

The Company reviewed for subsequent events and there are none to report.

Contents

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

On December 12, 2018, the Company’s Board of Directors engaged M&K CPAs, PLLC (“M&K”) as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2020 and 2019.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2020, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

2.	As of December 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2020, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	68	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	60	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	74	Director
Robert Fireman	72	Director
Peter N. Christos	63	Director
Leonard Toboroff	91	Director

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

Leonard Toboroff became a Director on August 28, 2018. He is a Director of Asset Alliance Corp., an alternative investment company since April 2011 and of NOVT Corporation, a developer of advanced medical treatments for coronary and vascular disease since April of 2006. He was a founder and director of Steel Partners Acquisition Corp. from June 2007 to June 2009. He was Executive Director of Corinthian Capital Group, LLC a private equity fund from October 2005 to June 2008. He was Director and Vice Chairman of Varsity Brands, Inc. (formally Riddell Sports Inc.) a provider of goods and services to the school spirit industry, from April 1998 until it was sold in September 2003. He was Vice Chairman of the Board of Allis-Chalmers Energy Inc.  a provider of products and services to the oil and gas industry from May 1988 and served as Executive Vice President from May 1989 until February 2002. He has served as Chairman or Vice Chairman of American Bakeries Co., Ameriscribe Corporation and Saratoga Spring Water Co. and as a Director of ENGEX Corp, a closed-end mutual fund. He received his undergraduate degree from Syracuse University and his law degree from the University of Michigan Law School. He is a member of the U.S. Supreme Court Historical Society.

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

The board of directors acted by written consent one time during the year ended 2020.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule, with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  The pre-trial schedule was further revised by Court Order entered on January 7, 2021. The Court's current schedule is as follows:

  Fact discovery resumed on April 21, 2020. A hearing on Activision's 35 U.S.C. 101 motion was held on July 22, 2020 at 3:00 p.m., and Worlds is awaiting the Court’s decision on this motion.

  Close of Fact Discovery February 18, 2021. Worlds' Narrowing of Asserted Claims (No more than 3 claims per patent; 15 claims maximum) February 25, 2021. Activision's Narrowing of Prior Art (No more than 7 prior art references per patent; 20 references total) March 11, 2021.

  Status conference March 15, 2021 at 2:00 p.m. Opening expert reports March 25, 2021. Rebuttal expert reports April 29, 2021. Close of Expert Discovery May 20, 2021.

  Dispositive motions (can address estoppel issue if still disputed)/Daubert motions due June 17, 2021. Opposition to Dispositive motions/Daubert motions due July 15, 2021. Reply briefs in support of Dispositive motions/Daubert motions due July 29, 2021. Hearing on dispositive motions/Daubert hearing TBD.  Final Election deadlines and Final Pretrial Conference TBD.

2.	Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to U.S. District Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  A claim construction hearing (“Markman” hearing) occurred on November 13, 2020.  The scheduled trial date is January 31, 2022. Further scheduled dates include:

  Final Infringement Contentions due March 6, 2021. Final Invalidity Contentions due March 30, 2021. Completion of Fact Discovery April 16, 2021.

  Opening expert reports on which a party bears the burden of proof due May 14, 2021. Rebuttal expert reports and opening expert reports concerning secondary considerations of nonobviousness due June 14, 2021. Reply expert reports and rebuttal expert reports concerning secondary considerations of nonobviousness due July 12, 2021. Completion of expert discovery August 6, 2021.

  Case Dispositive Motions due August 27, 2021.

  Submission of Joint Proposed Pretrial Order, including Motions in limine due January 10, 2022. Pretrial Conference January 24, 2022 at 4:30 p.m. Trial January 31, 2022

3.	Company’s Lawsuit Against Microsoft Corporation

On September 25, 2020, the Company filed a lawsuit against Microsoft Corporation (“Microsoft”) in the U.S. District Court for the Western District of Texas for patent infringement of the Company’s U.S. Patent No. 8,082,501.  This case was assigned to U.S. District Judge Alan D. Albright. On December 4, 2020, Microsoft filed Motion to Dismiss and Motion to Stay.  On January 15, 2021, the Court entered a Scheduling Order, setting the Jury Selection and Jury Trial for March 14, 2022, and setting the following additional deadlines:

  Defendant serves preliminary invalidity contentions on February 15, 2021. Parties exchange claim terms for construction on March 5, 2021. Parties exchange proposed claim constructions on March 19, 2021. Parties disclose extrinsic evidence on April 2, 2021. Deadline to meet and confer to narrow terms in dispute and exchange revised list of terms/constructions on April 2, 2021. Plaintiff files Opening claim construction brief, including any arguments that any claim terms are indefinite on April 9, 2021. Defendant files Responsive claim construction brief on April 30, 2021. Plaintiff files Reply claim construction brief on May 14, 2021. Defendant files Sur-Reply claim construction brief on May 28, 2021. Parties submit Joint Claim Construction Statement on May 31, 2021. Parties submit optional technical tutorials to the Court and technical adviser (if appointed) on June 4, 2021. Markman Hearing set for June 11, 2021 at 9:30 a.m. for one hour.

  Fact Discovery opens; deadline to serve Initial Disclosures per Rule 26(a): June 12, 2021. Deadline to add parties: July 23, 2021. Deadline to serve Final Infringement and Invalidity Contentions: August 6, 2021. Deadline for the first of two meet and confers to discuss significantly narrowing the number of claims asserted and prior art references at issue: September 13, 2021. Deadline to amend pleadings: October 2, 2021. Close of Fact Discovery: October 11, 2021.

  Opening Expert Reports due October 11, 2021. Rebuttal Expert Reports due November 15, 2021. Close of Expert Discovery: December 6, 2021. Deadline for the second of two meet and confer to discuss narrowing the number of claims asserted and prior art references at issue to triable limits: December 13, 2021.

  Dispositive motion deadline and Daubert motion deadline: December 20, 2021.

  Serve Pretrial Disclosures: January 3, 2022. Serve objections to pretrial disclosures/rebuttal disclosures: January 24, 2022. File Joint Pretrial Order and Pretrial Submissions: January 31, 2022. File Notice of Request for Daily Transcript or Real Time Reporting and Deadline to meet and confer regarding remaining objections and disputes on motions in limine: February 7, 2022. File joint notice identifying remaining objections to pretrial disclosures and disputes on motions in limine: February 18, 2022. Final Pretrial Conference: February 21, 2022. Jury Selection/Trial: March 14, 2022.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2020.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that each director did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2020, and 2019, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2020	$200,000	(3)			$0			$200,000	(3)
	2019	$295,375	(3)			$0			$295,375	(3)

Chris Ryan, CFO	2020	$6,500	(4)			$48,475			$54,975
	2019	$35,000	(4)			$0			$35,000

(1) The above compensation does not include other personal benefits, the total value of which do not exceed $10,000.

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.

(3) Mr. Kidrin has an employment agreement effective August 30, 2018 with a base annual salary of $200,000 with annual 10% increases every September 1.  In prior years a large portion of his compensation was deferred due to lack of funds. During 2019 a significant portion of his deferred salary was paid to Mr. Kidrin.

(4) Mr. Ryan has deferred a portion of his compensation in 2020. Mr. Ryan’s compensation in 2019 includes a portion of deferred compensation from previous years.

Stock Option Grants

The following table sets forth information as of December 31, 2020 concerning unexercised options, unvested stock and equity incentive plan awards on a post reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2020

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Thom Kidrin	5,000,000	0	0	$0.25	08-27-23
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	0	300,000	0	$0.26	11-16-25

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2020 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Bernard Stolar	0	0	$18,218		$18,218
Robert Fireman	0	0	$18,218		$18,218
Leonard Toboroff	0	0	$18,218		$18,218
Peter N.Christos	0	0	$18,218		$18,218

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2020 fiscal year for the fair value of stock options granted to the named director in fiscal year 2020, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

Compensation Committee Interlocks and Insider Participation

One of our directors currently hold the same position with our former subsidiary, Worlds Online Inc. (currently named MariMed Inc.), although it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months that transition has extended longer than initially anticipated. In addition, our CEO was the CEO of MariMed from inception in 2011 until July 20, 2017 when he was replace by another of our directors and our CFO was the CFO of MariMed from inception in 2011 until July 20, 2017. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and was a director of MariMed Inc. until June 2019, and until July 20, 2017 was also its CEO and Mr. Fireman who is one of our directors and is a director of MariMed Inc. and its CEO since July 20, 2017 may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS ON A POST REVERSE SPLIT (5:1) BASIS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thom Kidrin	5,000,000	0	0	$0.25	08-28-23
Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	0	300,000	0	$0.26	11-16-25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 3, 2021, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 56,814,833 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 3, 2021

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner		% of Class(2)

Thomas Kidrin	11,000,000	(3)	16.5%
Christopher Ryan	893,252	(4)	1.1%
Robert Fireman	200,000	(5)(7)	*
Bernard Stolar	200,000	(5)(7)	*
Leonard Toboroff	350,000	(6)(7)	*
Peter N. Christos	350,000	(6)(7)	*

All directors and executive officers as a group (one person)	12,433,252	(8)

* less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 10 million currently exercisable stock options

(4) Includes 220,000 currently exercisable stock options and 300,000 stock options which are not currently exercisable.

(5) Consists of 100,000 stock options which are currently exercisable and 100,000 stock options which are currently not exercisable.

(6) Consists of 250,000 stock options which are currently exercisable and 100,000 stock options which are not currently exercisable.

(7) Does not include 100,000 options issuable as director compensation in 2019.

(8) Includes 11,020,000 currently exercisable stock options and 700,000 stock options that are currently not exercisable, but excludes 400,000 shares underlying stock options which are owed but unissued.

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

We currently own less than 1% of the outstanding common stock of our former wholly-owned subsidiary, MariMed Inc., and its current CEO and Director is also a Director of the Company, although it is the intent that this non-employee director will only serve during a transition period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, M&K CPAS PLLC (“M&K”), for our audit of the annual financial statements for the years ended December 31, 2020 and 2019. M&K was retained on December 12, 2018 after the Company was informed by L&L of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2020		2019
	M&K		M&K/L&L

Audit Fees (1)	$12,500	(2)	$12,500
Audit-Related Fees (3)	10,500		10,500
Tax Fees (4)	1,500		$1,500
All Other Fees (5)	—		—
Total Accounting Fees and Services	$24,500		$24,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2020 and 2019 relate to (i) the audit of our annual financial statements for the years ended December 31, 2020 and 2019, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2020 and 2019.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Dated: March 16, 2021	WORLDS INC.
(Registrant)

By:/s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	March 16, 2021

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	March 16, 2021

/s/ Bernard Stolar Bernard Stolar	Director	March 16, 2021

Robert Fireman	Director

/s/ Leonard Toboroff Leonard Toboroff	Director	March 16, 2021
/s/ Peter N. Christos Peter N. Christos	Director	March 16, 2021

EXHIBIT TO INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

14.1	Code of Ethics (e)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer **

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer **

32.1	Section 1350 Certifications of Chief Executive Officer **

32.2	Section 1350 Certifications of Chief Financial Officer **

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

** Filed herewith

