Form 10-Q
period 2021-03-31
WORLDS INC
filed 2021-05-17
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

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

As of May 14, 2021, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2021 and December 31, 2020

	Unaudited	Audited
	March 31, 2021	December 31, 2020

ASSETS:
Current Assets
Cash and cash equivalents	$582,783	$474,587
Total Current Assets	582,783	474,587

Convertible Note Receivable - related party	200,000	200,000
Accrued interest receivable - related party	20,767	17,267
Total assets	$803,550	$691,854

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$1,447,482	$981,898
Accrued expenses	1,546,250	1,606,565
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,767,011	3,361,742

Total Liabilities	3,767,011	3,361,742

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at March 31, 2021 and 56,814,833 at December 31, 2020, respectively)	57,113	56,815
Additional paid in capital	41,404,866	41,240,880
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(45,632,353)	(45,174,496)
Total stockholders’ deficit	(2,963,461)	(2,669,888)
Total Liabilities and Stockholders' Deficit	$803,550	$691,854

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2021 and 2020

	Unaudited	Unaudited
	2021	2020

Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option expense	58,182	81,079
Selling, General & Admin.	753,434	171,930
Salaries and related	53,356	52,666

Operating loss	(864,972)	(305,675)

Other Income (Expense)
Loss on issuance of shares for services	(8,685)	—
Gain on sale of marketable securities	431,191	—
Interest income	3,500	3,539
Interest expense	(18,891)	(18,919)
Net Income/(Loss)	$(457,857)	$(321,055)

Weighted Average Income/(Loss) per share basic and diluted	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) basic and diluted	56,950,440	56,814,833

The accompanying notes are an integral part of these financial statements

Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2020 and 2021 - Unaudited

	Common	Common	Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2019	56,814,833	56,815	40,897,142	1,206,913	(43,605,857)	(1,444,987)

Fair value of stock options	—	—	81,079	—	—	81,079

Imputed interest	—	—	18,919	—	—	18,919

Net Income/(Loss)	—	—	—	—	(321,055)	(321,055)

Balances, March 31, 2020	56,814,833	56,815	40,997,140	1,206,913	(43,926,912)	(1,666,044)

Balances, December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)

Fair value of stock options	—	—	58,182	—	—	58,182

Common stock issued for settlement of accounts payable - related party	297,673	298	70,512	—	—	70,810

Gain on forgiveness of accounts payable - related party	—	—	16,401	—	—	16,401

Imputed interest	—	—	18,891	—	—	18,891

Net Income/(Loss)	—	—	—	—	(457,857)	(457,857)

Balances, March 31, 2021	57,112,506	57,113	41,404,866	1,206,913	(45,632,353)	(2,963,461)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020

	Unaudited	Unaudited
	3/31/2021	3/31/2020
Cash flows from operating activities:
Net loss	$(457,857)	$(321,055)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of stock options issued for services	58,182	81,079
Loss on shares issued for settlement of accounts payable - related party	8,685	—
Realized gain on sale of marketable securities	(431,191)	—
Imputed interest	18,891	18,919
Changes in assets and liabilities
Accounts payable and accrued expenses	483,795	(19,993)
Net cash (used in) operating activities:	(319,495)	(241,050)

Cash flows from financing activities
Cash received from sale of marketable securities	431,191	—
Accrued interest receivable - related party	(3,500)	(3,539)
Net cash provided by financing activities	427,691	(3,539)

Net increase/(decrease) in cash and cash equivalents	108,196	(244,589)

Cash and cash equivalents, including restricted, beginning of year	474,587	1,570,844

Cash and cash equivalents, including restricted, end of period	$582,783	$1,326,255

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities
Shares issued for settlement of accounts payable - related party	$62,125	$—
Gain on forgiveness of accounts payable - related party	$16,401	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2021

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,184,228 and a stockholder’s deficiency of $2,963,461 and used $319,495 of cash in operations for the three months ended March 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid money market instruments, which have original maturities of three months or less at the time of purchase.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2021 and December 31, 2020. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2021, there were 11,720,000 options and 4,380,000 warrants outstanding and as of March 31, 2020, there were 11,140,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2021 or for March 31, 2020. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2021, and December 31, 2020 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at March 31, 2021 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2021	$773,279
2022	$0
2023	$0
2024	$0
2025	$0
$773,279

The Company imputed interest of $18,891 on the notes during the quarter ended March 31, 2021.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis, which reverse split was effectuated on February 9, 2018.

During the three months ended March 31, 2021, the Company issued 297,673 shares of common stock as settlement of accounts payable to a related party. The value of the shares at the date of issuance was $70,810 resulting in a loss of $8,685.

During the three months ended March 31, 2021, the Company recorded an option expense of $58,182 representing the amortization of the value of the options issued in 2020 that have not yet vested.

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

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2021 are as follows
Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.325	3,400,000	0.83
	$0.15	5,220,000	1.50
	$0.15	580,000	1.75
	$0.05	200,000	1.75
	$0.30	200,000	1.75
	$0.25	5,000,000	2.42
	$0.24	800,000	2.42
	$0.27	300,000	4.63
	$0.30	400,000	4.75
Total		16,100,000
Exercisable
	$0.325	3,400,000	0.83
	$0.15	5,220,000	1.50
	$0.15	580,000	1.75
	$0.05	200,000	1.75
	$0.30	200,000	1.75
	$0.25	5,000,000	2.42
	$0.24	800,000	2.42
Total		15,400,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million vested on August 28, 2019 and the remaining 1.5 million vested on August 28, 2020 ; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company issued 297,673 shares of common stock to Chris Ryan the CFO as settlement of amounts previously recorded. The value of the shares on the date of issuance was $70,810. The Company recorded a loss of $8,685 on the issuance of the shares.

The Company recorded a gain on forgiveness of accounts payable related party due to the Company’s CFO in the amount of $16,401.

The balance in the accrued expense attributable to related parties is $21,899 and $82,214 at March 31, 2021 and December 31, 2020, respectively.

See note 9 for a discussion on the convertible note receivable from the related party.

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $21,899 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, (iii) $1,305,009 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, and (iv) $14,342 related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (“CASH”). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time and either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The convertible note and accrued interest of $20,767 can be converted into 27,124,585 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.

During the three months ended March 31, 2021, the Company earned $3,500 in interest on the note.

During the three months ended March 31, 2020, the Company earned $3,539 in interest on the note.

NOTE 10 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

During the three months ended March 31, 2021 the Company generated net cash of $431,191 from the sale of 495,000 shares of MariMed Inc. common stock during the three months ended March 31, 2021 and 100,000 shares of MariMed Inc. common stock at the end of December 2020 which was not transferred to the Company’s bank account until January of 2021. The average price per share was $0.73 per share.

As of March 31, 2021, the Company still owns approximately 2.4 million shares of MariMed Inc. common stock.

No shares were sold in the three months ended March 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

Regarding the Company's lawsuit against the Activision entities filed in 2012, on April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit against the Activision Entities.  The Company has thirty (30) days from entry of this Order to appeal, and plans to seek appellate review of Judge Casper’s Order by the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C. For further information see Part II Other Information, legal proceedings.

Regarding the Company’s lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) filed on September 20, 2019. On April 8, 2021, the Company and Linden jointly filed a stipulation to stay the Court’s deadlines for 30 days pending completion of a settlement agreement between the parties.  The Court granted the stay stipulation on the same day.  On May 11, 2021, the Company and Linden jointly reported to the Court that a settlement agreement has been finalized, and they anticipated that a stipulation of dismissal with prejudice would be filed by May 27, 2021.  The Court authorized this proposal on May 12, 2021.

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

Liquidity and Capital Resources

We have had to limit our operations since mid-2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff, was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, and more recently to protect, increase and enforce our patent portfolio.  Although we have been able to generate funds through our sale of shares of MariMed Inc., we continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, raise more funds through the sale of shares of MariMed Inc., or start to generate sufficient revenues, we may be unable to purchase additional patents or otherwise expand operations through acquisition or otherwise.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2021 and 2020 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Selling general and administrative (SG&A) expenses increased substantially to $753,434 for the three months ended March 31, 2021 from $171,930 for the three months ended March 30, 2020. The increase of $581,504 is due to an increase in legal fees related to the patent litigation.

Salaries and related increased by $690 to $53,356 from $52,666 for the three months ended March 31, 2021 and 2020, respectively. The increase is due to the CEO’s salary based on the terms of his 2018 employment agreement.

For the three months ended March 31, 2021, the Company recorded an option expense of $58,182, equal to the increase in estimated fair value of the unvested options at March 31, 2021. For the three months ended March 31, 2020, there was $81,079 of option expense.

For the three months ended March 31, 2021 the Company had an interest expense of $18,891 and for March 31, 2020 the Company had an interest expense of $18,919.

For the three months ended March 31, 2020 the Company had interest income of $3,500. For the three months ended March 31, 2020 the Company had interest income of $3,539.

For the three months ended March 31, 2021, the Company recorded a loss on issuance of shares for services of $8,685.

For the three months ended March 31, 2021, the Company had a gain on sale of marketable securities of $431,191. The Company did not sell any marketable securities for the three months ended March 31, 2020.

As a result of the foregoing, we realized a net loss of $457,857 for the three months ended March 31, 2021 compared to a net loss of $321,055 in the three months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, our cash and cash equivalents were $582,783. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the three months ended March 31, 2021. The Company raised $431,191 from selling shares of MariMed Inc. common stock. The Company used $319,495 in cash to pay for operating expenses during the three months ended March 31, 2021.

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

Item 4. Controls And Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

PART II OTHER INFORMATION

Legal Proceedings

The Company has sought damages for patent infringement of the Company’s patents in three proceedings.  The first proceeding was filed by the Company against Activision Blizzard, Inc., Blizzard Entertainment, Inc., and Activision Publishing, Inc. in the U.S. District Court for the District of Massachusetts in 2012.  The Company also filed a complaint for patent infringement against Linden Research, Inc., d/b/a Linden Lab in the U.S. District Court for the District of Delaware in 2019, and filed a complaint for patent infringement against Microsoft Corporation in the U.S. District Court for the Western District of Texas in September, 2020.

1.	Company’s Lawsuit Against Activision Entities

The Company's lawsuit against the Activision entities was filed in 2012, with U.S. District Judge Casper presiding over these proceedings.  This lawsuit was stayed in 2015 pending the outcome of six Inter Partes Review (“IPR”) petitions filed by Bungie, Inc. to the U.S. Patent & Trademark Office's Patent Trial and Appeal Board (“PTAB”).  Those IPR proceedings were finally concluded in Company's favor on January 14, 2020, with the majority of the challenged claims surviving Bungie's challenges.  Returning to its District Court litigation, the Company asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against the Activision entities.

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  On May 5, 2020, Activision submitted a renewed motion for summary judgment of patent invalidity under 35 U.S.C. 101 motion, and claimed that the asserted patents are directed to patent-ineligible subject matter.  Worlds opposed this motion on June 9, 2020, and a hearing was held on July 22, 2020 at 3:00 p.m.  The parties proceeded with fact and expert discovery up to and including April 30, 2021.  On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit against the Activision Entities.  The Company has thirty (30) days from entry of this Order to appeal, and plans to seek appellate review of Judge Casper’s Order by the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.

2.	Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to U.S. District Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  A claim construction hearing (“Markman” hearing) occurred on November 13, 2020.  The scheduled trial date was set for January 31, 2022.

On April 8, 2021, the Company and Linden jointly filed a stipulation to stay the Court’s deadlines for 30 days pending completion of a settlement agreement between the parties.  The Court granted the stay stipulation on the same day. On May 11, 2021, the Company and Linden jointly reported to the Court that a settlement agreement has been finalized, and they anticipated that a stipulation of dismissal with prejudice would be filed by May 27, 2021.  The Court authorized this proposal on May 12, 2021.

3.	Company’s Lawsuit Against Microsoft Corporation

On September 25, 2020, the Company filed a lawsuit against Microsoft Corporation (“Microsoft”) in the U.S. District Court for the Western District of Texas for patent infringement of the Company’s U.S. Patent No. 8,082,501.  This case was assigned to U.S. District Judge Alan D. Albright. On December 4, 2020, Microsoft filed Motion to Dismiss and Motion to Stay.  On January 15, 2021, the Court entered a Scheduling Order, setting the Jury Selection and Jury Trial for March 14, 2022.  The Company filed its Opening claim construction brief on April 9, 2021. Microsoft filed its Responsive claim construction brief on April 30, 2021.  In view of the Order issued by Judge Casper in the Company’s litigation against Activision on April 30, 2021, including the Company’s intent to appeal that Order, the Company and Microsoft jointly asked that Judge Albright stay the lawsuit against Microsoft pending the Company’s appeal of Judge Casper’s Order.  The parties’ motion to stay pending appeal was filed on May 7, 2021, and Court granted the motion on May 11, 2021.

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2020 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021 and 2020 we did not raise any funds through the sale of equity securities.

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

Date: May 14, 2021

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

