Form 10-Q
period 2021-06-30
WORLDS INC
filed 2021-08-13
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

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

(617) 725-8900
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

As of July 30, 2021, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2021 and December 31, 2020

	Unaudited	Audited
	June 30, 2021	December 31, 2020

ASSETS:
Current Assets
Cash and cash equivalents	$647,115	$474,587
Convertible Note Receivable - related party	200,000	—
Accrued interest receivable - related party	24,306	—
Total Current Assets	871,421	474,587

Convertible Note Receivable - related party	—	200,000
Accrued interest receivable - related party	—	17,267
Total assets	$871,421	$691,854

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$847,481	$981,898
Accrued expenses	2,078,694	1,606,565
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,699,454	3,361,742

Total Liabilities	3,699,454	3,361,742

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at June 30, 2021 and 56,814,833 at December 31, 2020, respectively)	57,113	56,815
Additional paid in capital	41,475,477	41,240,880
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(45,567,536)	(45,174,496)
Total stockholders deficit	(2,828,033)	(2,669,888)
Total Liabilities and Stockholders' Deficit	$871,421	$691,854

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Six and Three Months Ended June 30, 2021 and 2020

	Unaudited		Unaudited
	Six Months Ended June 30		Three Months Ended June 30
	2021	2020	2021	2020
Revenue
Revenue	$—	—	$—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Option expense	109,874	187,546	51,692	106,467
Selling, General & Admin.	1,319,571	414,828	566,137	242,898
Salaries and related	104,065	107,236	50,709	54,570

Operating loss	(1,533,510)	(709,610)	(668,538)	(403,935)

Other Income (Expense)
Gain on sale of marketable securities	864,926	—	433,735	—
Settlement of litigation	315,000	—	315,000	—
Loss on Issuance of shares for services	(8,685)	—	—	—
Interest income	7,039	7,078	3,539	3,539
Interest expense	(37,810)	(37,837)	(18,919)	(18,918)

Net Income/(Loss)	$(393,040)	(740,369)	$64,817	(419,314)

Weighted Average Loss per share, basic and diluted	$(0.01)	(0.01)	$— **	(0.01)
Weighted Average Common Shares Outstanding, basic and diluted	57,031,920	56,814,833	57,112,506	56,814,833

**=less than $0.01

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2020 and 2021 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances December 31, 2019	56,814,833	$56,815	$40,897,142	1,206,913	(43,605,857)	(1,444,987)

Fair value of stock options	—	—	187,546	—	—	187,546

Imputed interest	—	—	37,837	—	—	37,837

Net Loss	—	—	—	—	(740,369)	(740,369)
Balances June 30, 2020	56,814,833	56,815	41,122,525	1,206,913	(44,346,226)	(1,959,973)

Balances December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)

Fair value of stock options	—	—	109,874	—	—	109,874

Common stock issued for settlement of accounts payable - related party	297,673	298	70,512	—	—	70,810

Gain on forgiveness of accounts payable - related party	—	—	16,401	—	—	16,401

Imputed interest	—	—	37,810	—	—	37,810

Net Loss	—	—	—	—	(393,040)	(393,040)

Balances June 30, 2021	57,112,506	57,113	41,475,477	1,206,913	(45,567,536)	(2,828,033)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020

	Unaudited	Unaudited
	6/30/2021	6/30/2020
Cash flows from operating activities:
Net loss	$(393,040)	$(740,369)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of stock options issued for services	109,874	187,546
Loss on shares issued for settlement of accounts payable - related party	8,685	—
Realized gain on sale of marketable securities	(864,926)	—
Imputed interest	37,810	37,837
Changes in assets and liabilities
Accounts payable and accrued expenses	416,237	(10,021)
Net cash (used in) operating activities:	(685,359)	(525,007)

Cash flows from financing activities
Cash received from sale of marketable securities	864,926	—
Accrued interest receivable - related party	(7,039)	(7,078)
Net cash provided by financing activities	857,887	(7,078)

Net increase/(decrease) in cash and cash equivalents	172,528	(532,085)

Cash and cash equivalents, including restricted, beginning of year	474,587	1,570,844

Cash and cash equivalents, including restricted, end of period	$647,115	$1,038,759

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities
Shares issued for settlement of accounts payable - related party	$62,125	$—
Gain on forgiveness of accounts payable - related party	$16,401	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2021

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $2,828,033 and a stockholder’s deficiency of $45,567,536 and used $685,359 of cash in operations for the six months ended June 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2021 and December 31, 2020. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2021, there were 11,720,000 options and 4,380,000 warrants outstanding and as of June 30, 2020, there were 11,140,000 options and 4,380,000 warrants outstanding whose effect is dilutive but not included in diluted net loss per share for June 30, 2021 or for June 30, 2020.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2021, and December 31, 2020 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Notes payable at June 30, 2021 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2021	$773,279
2022	$0
2023	$0
2024	$0
2025	$0
$773,279

The Company imputed interest of $37,810 on the notes during the quarter ended June 30, 2021.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis, which reverse split was effectuated on February 9, 2018.

During the six months ended June 30, 2021, the Company issued 297,673 shares of common stock as settlement of accounts payable to a related party. The value of the shares at the date of issuance was $70,810 resulting in a loss of $8,685.

During the six months ended June 30, 2021, the Company recorded an option expense of $109,874 representing the amortization of the value of the options issued in 2020 that have not yet vested.

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

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2021 are as follows:
	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.325	3,400,000	0.58
	$0.15	5,220,000	1.25
	$0.15	580,000	1.50
	$0.05	200,000	1.50
	$0.30	200,000	1.50
	$0.25	5,000,000	2.17
	$0.24	800,000	2.17
	$0.27	300,000	4.38
	$0.30	400,000	4.50
Total		16,100,000
Exercisable
	$0.325	3,400,000	0.58
	$0.15	5,220,000	1.25
	$0.15	580,000	1.50
	$0.05	200,000	1.50
	$0.30	200,000	1.50
	$0.25	5,000,000	2.17
	$0.24	800,000	2.17
Total		15,400,000

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

The balance in the accrued expense attributable to related parties is $28,899 and $82,214 at June 30, 2021 and December 31, 2020, respectively.

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $28,899 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, (iii) $1,305,009 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, and (iv) $539,785 related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (“CASH”). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time and either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The convertible note and accrued interest of $24,306 can be converted into 27,559,405 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.

During the six months ended June 30, 2021, the Company earned $7,039 in interest on the note.

During the three months ended June 30, 2020, the Company earned $7,078 in interest on the note.

NOTE 10 – SETTLEMENT OF LITIGATION

During the six months ended June 30, 2021 the Company generated gross proceeds of $350,000 and net cash of $315,000 from a settlement of litigation.

NOTE 11 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

During the six months ended June 30, 2021 the Company generated net cash of $864,926 from the sale of 1,095,000 shares of MariMed Inc. common stock during the six months ended June 30, 2021 and 100,000 shares of MariMed Inc. common stock at the end of December 2020 which was not transferred to the Company’s bank account until January of 2021. The average price per share was $0.79 per share.

As of June 30, 2021, the Company still owns approximately 1.9 million shares of MariMed Inc. common stock.

No shares were sold in the six months ended June 30, 2020.

NOTE 12 – COMPANY’S LAWSUITS

Regarding the Company's lawsuit against the Activision entities filed in 2012, on April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit against the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  The Company’s opening brief on this appeal was submitted on August 2, 2021.

Regarding the Company’s lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) filed on September 20, 2019. On April 8, 2021, the Company and Linden jointly filed a stipulation to stay the Court’s deadlines for 30 days pending completion of a settlement agreement between the parties, and the Court entered an order dismissing this lawsuit on May 17, 2021.

NOTE 13 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2021 and 2020 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue is $0 for the three months ended June 30, 2021 and 2020. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Cost of revenues is $0 in the three months ended June 30, 2021 and 2020.

Selling general and administrative (SG&A) expenses increased by $323,239 from $242,898 to $566,137 for the three months ended June 30, 2020 and 2021, respectively. Increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related decreased by $3,861 to $50,709 from $54,570 for the three months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, the Company recorded an option expense of $51,692, equal to the increase in estimated fair value of the unvested options at June 30, 2021. For the three months ended June 30, 2020, the Company recorded $106,467 of option expense.

For the three months ended June 30, 2021 the Company had an interest expense of $18,919 and for the three months ended June 30, 2020 the Company had an interest expense of $18,918.

For the three months ended June 30, 2021 and 2020, the Company had interest income of $3,539.

For the three months ended June 30, 2021, the Company had a gain on sale of marketable securities of $433,735. The Company did not sell any marketable securities for the three months ended June 30, 2020.

For the three months ended June 30, 2021, the Company had income from the settlement of litigation in the amount of $315,000.

As a result of the foregoing, we realized net income of $64,817 for the three months ended June 30, 2021 compared to a net loss of $419,314 for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue is $0 for the six months ended June 30, 2021 and 2020. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2021 and 2020.

Selling general and administrative (SG&A) expenses increased by $907,743 from $414,828 to $1,319,571 for the six months ended June 30, 2020 and 2021, respectively. The increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related decreased by $3,171 to $104,065 from $107,236 for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, the Company recorded an option expense of $109,874, equal to the increase in estimated fair value of the unvested options at June 30, 2020. For the six months ended June 30, 2020, the Company recorded $187,546 of option expense.

For the six months ended June 30, 2021, the Company had interest expense of $37,810. For the six months ended June 30, 2020, the Company had interest expense of $37,837.

For the six months ended June 30, 2021 the Company had interest income of $7,039. For the six months ended June 30, 2020 the Company had interest income of $7,078.

For the six months ended June 30, 2021, the Company recorded a loss on issuance of shares for services of $8,685.

For the six months ended June 30, 2021, the Company had a gain on sale of marketable securities of $864,926. The Company did not sell any marketable securities for the six months ended June 30, 2020.

For the six months ended June 30, 2021, the Company had income from the settlement of litigation in the amount of $315,000.

As a result of the foregoing, we realized a net loss of $393,040 for the six months ended June 30, 2021 compared to a net loss of $740,369 in the six months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, our cash and cash equivalents were $647,115. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the six months ended June 30, 2021. The Company raised $864,926 from selling shares of MariMed Inc. common stock. The Company used $685,359 in cash to pay for operating expenses during the six months ended June 30, 2021.

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

Item 4. Controls And Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  On May 5, 2020, Activision submitted a renewed motion for summary judgment of patent invalidity under 35 U.S.C. 101 motion, and claimed that the asserted patents are directed to patent-ineligible subject matter.  Worlds opposed this motion on June 9, 2020, and a hearing was held on July 22, 2020 at 3:00 p.m.  The parties proceeded with fact and expert discovery up to and including April 30, 2021.  On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit against the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  The Company’s opening brief on this appeal was submitted on August 2, 2021.

2.	Company’s Lawsuit Against Linden Research, Inc. d/b/a Linden Lab

On September 20, 2019, the Company filed a lawsuit against Linden Research, Inc., d/b/a Linden Lab (“Linden”) in the U.S. District Court for the District of Delaware for patent infringement of the Company’s U.S. Patent No. 7,181,690.  This case was assigned to U.S. District Judge Maryellen Noreika.  On December 2, 2019, Linden answered the Complaint, denying that it has committed patent infringement.  On January 8, 2020, the Court entered a Scheduling Order, setting deadlines for Fact Discovery and Contentions, Claim Construction, Expert Discovery, Summary Judgment, and Trial Phase.  A claim construction hearing (“Markman” hearing) occurred on November 13, 2020.  The scheduled trial date was set for January 31, 2022.  On April 8, 2021, the Company and Linden jointly filed a stipulation to stay the Court’s deadlines for 30 days pending completion of a settlement agreement between the parties, and the Court entered an order dismissing this lawsuit on May 17, 2021.

3.	Company’s Lawsuit Against Microsoft Corporation

On September 25, 2020, the Company filed a lawsuit against Microsoft Corporation (“Microsoft”) in the U.S. District Court for the Western District of Texas for patent infringement of the Company’s U.S. Patent No. 8,082,501.  This case was assigned to U.S. District Judge Alan D. Albright. On December 4, 2020, Microsoft filed Motion to Dismiss and Motion to Stay.  On January 15, 2021, the Court entered a Scheduling Order, setting the Jury Selection and Jury Trial for March 14, 2022.  The Company filed its Opening claim construction brief on April 9, 2021. Microsoft filed its Responsive claim construction brief on April 30, 2021.  In view of the Order issued by Judge Casper in the Company’s litigation against Activision on April 30, 2021, including the Company’s intent to appeal that Order, the Company and Microsoft jointly asked that Judge Albright stay the lawsuit against Microsoft pending the Company’s appeal of Judge Casper’s Order.  The parties’ motion to stay pending appeal was filed on May 7, 2021, and the Court granted the motion on May 11, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2021 and 2020 we did not raise any funds through the sale of equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1		Certificate of Incorporation (a)

3.2		By-Laws Restated as Amended (b)

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32.1		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS*XBRL	Instance Document

101.	SCH*XBRL	Taxonomy Extension Schema

101.	CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.	DEF*XBRL	Taxonomy Extension Definition Linkbase

101.	LAB*XBRL	Taxonomy Extension Label Linkbase

101.	PRE*XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 13, 2021

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

