Form 10-K
period 2021-12-31
WORLDS INC
filed 2022-03-30
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2021 (closing price was $0.10) was approximately $5,711,251.

As of March 29, 2022, 57,112,506 shares of the Issuer's Common Stock were outstanding.

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

There can be no assurance that will be able to acquire additional patents.

As of December 31, 2021, we own approximately 1.75 million shares of MariMed Inc. common stock.

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

1.	Company’s Lawsuit Against Activision Entities

The Company's lawsuit against the Activision entities was filed in 2012, with U.S. District Judge Casper presiding over these proceedings.  This lawsuit was stayed in 2015 pending the outcome of six Inter Partes Review (“IPR”) petitions filed by Bungie, Inc. to the U.S. Patent & Trademark Office's Patent Trial and Appeal Board (“PTAB”).  Those IPR proceedings were finally concluded in Company's favor on January 14, 2020, with each of the challenged patents and the majority of the challenged claims surviving Bungie's challenges.  Returning to its District Court litigation, the Company asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against the Activision entities.

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  On May 19, 2020, Activision submitted a renewed motion for summary judgment of patent invalidity under 35 U.S.C. 101, and claimed that the asserted patents are directed to patent-ineligible subject matter.  Worlds opposed this motion on June 9, 2020, and a hearing was held on July 22, 2020 at 3:00 p.m.  The parties proceeded with fact and expert discovery up to and including April 30, 2021.  On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit, with judgment for the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  Oral argument occurred on March 8, 2022.  On March 10, 2022, the Federal Circuit issued an Order affirming the District Court’s judgment.

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

Our Strategy

Worlds Inc. will be focused on monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds and on expanding our patent portfolio and to enforce our rights where it believes parties are infringing on its IP portfolio.

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

Intellectual Property

U.S. Patents: Worlds has been granted U.S patent 6,219,045, 7,181,690, 7,493,558, 7,945,856, 8,082,501, 8,145,998, 8,161,385, 8,407,592 and 8,640,028 for multi-server technology for 3D applications, which is our core technology.  While the patents have all expired, we continue looking into the implications and breadth of the patent in order to maximize their benefits as well as our catalog of non-fungible tokens and our legacy celebrity worlds.

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

Employees

As of December 31, 2021, we had one full time employee, our president and chief executive officer, Thomas Kidrin.

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

We are dependent upon the success of monetizing our patents and other IP assets

After all of our operations were spun off, our success is essentially dependent upon the success of our ability to monetize our IP assets such as our legacy celebrity worlds and our collection of non-fungible tokens.

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

While we currently have 57,112,506 shares of common stock outstanding after implementing the 5 to 1 reverse split in 2018, we are authorized to issue up to 250,000,000 shares of common stock. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company. There are also 5 million shares of preferred stock that the board can issue under any terms it wants and without any shareholder approval. Shareholders approved the Company’s proposal to increase the authorized capital and/or a reverse split, the risk described above will is heightened even more.

Certain shareholders control a substantial portion of our outstanding common stock.

Our chief executive officer owns a significant portion of the outstanding shares of our common stock and Mr. Kidrin may be issued an additional 10 million post reverse split shares of our common stock upon the exercise of outstanding stock options. Accordingly, he will be able to influence the election of our directors and thereby influence or direct our policies.

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

As of December 31, 2021, there are outstanding options to purchase an aggregate of 11,720,000  shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. Also, on such date there are outstanding warrants to purchase an aggregate of 4,380,000 shares of our common stock. The exercise of outstanding stock options and warrants will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

1.	Company’s Lawsuit Against Activision Entities

The Company's lawsuit against the Activision entities was filed in 2012, with U.S. District Judge Casper presiding over these proceedings.  This lawsuit was stayed in 2015 pending the outcome of six Inter Partes Review (“IPR”) petitions filed by Bungie, Inc. to the U.S. Patent & Trademark Office's Patent Trial and Appeal Board (“PTAB”).  Those IPR proceedings were finally concluded in Company's favor on January 14, 2020, with each of the challenged patents and the majority of the challenged claims surviving Bungie's challenges.  Returning to its District Court litigation, the Company asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against the Activision entities.

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  On May 19, 2020, Activision submitted a renewed motion for summary judgment of patent invalidity under 35 U.S.C. 101, and claimed that the asserted patents are directed to patent-ineligible subject matter.  Worlds opposed this motion on June 9, 2020, and a hearing was held on July 22, 2020 at 3:00 p.m.  The parties proceeded with fact and expert discovery up to and including April 30, 2021.  On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit, with judgment for the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  Oral argument occurred on March 8, 2022.  On March 10, 2022, the Federal Circuit issued an Order affirming the District Court’s judgment.

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

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

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

Year Ended December 31, 2021:	High	Low
First quarter	$0.63	$0.30
Second quarter	$0.49	$0.08
Third quarter	$0.10	$0.06
Fourth quarter	$0.07	$0.03

Year Ended December 31, 2020:	High	Low
First quarter	$0.29	$0.20
Second quarter	$0.32	$0.21
Third quarter	$0.29	$0.23
Fourth quarter	$0.27	$0.21

Holders

As of December 31, 2021, we had 678 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the years ended December 31, 2021 and 2020 we did not raise any funds through the sale of equity securities.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

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

RESULTS OF OPERATIONS

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue was $0 for the years ended December 31, 2021 and 2020.  All the operations were transferred over to MariMed Inc. in the spin off. The Company’s sources of revenue are anticipated to be from enforcing our patents in litigation or otherwise.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Selling general and administrative (S, G & A) expenses increased by $508,526 from $1,031,472 to $1,539,998 for the year ended December 31, 2021.   The increase is due to an increase in legal costs related to the patent infringement litigation cases.

Salaries and related expenses increased by $7,670 to $215,332 from $207,662 for the year ended December 31, 2021. Salaries and related are in line with last year and are based on the terms of the CEO’s employment agreement.

For the year ended December 31, 2021, the Company recorded an option expense of $109,874, representing the amortization of the value of the options issued in 2020 that have not yet vested.

For the year ended December 31, 2020, the Company recorded an option expense of $267,647, representing the amortization of the value of the options issued in 2020 and 2018 that have not yet vested.

For the year ended December 31, 2021, the Company had interest expense of $76,063. For the year ended December 31, 2020, the Company had interest expense of $76,091. The Company is accruing interest on old notes payable that are well past the statute of limitations and for which the Company never expects to pay back.

For the year ended December 31, 2021, the Company had interest income of $14,194.

For the year ended December 31, 2020, the Company had interest income of $14,233.

For the year ended December 31, 2021, the Company recorded a loss on issuance of shares for services of $8,685.

For the year ended December 31, 2021, the Company had a gain on sale of marketable securities of $1,006,588. The Company did not sell any marketable securities for the year ended December 31, 2020.

For the year ended December 31, 2021, the Company had income from the settlement of litigation in the amount of $315,000.

As a result of the foregoing, we had a net loss of $614,170 for the year ended December 31, 2021 compared to a net loss of $1,568,639 for the year ended December 31, 2020.

Liquidity and Capital Resources

At December 31, 2021, our cash and cash equivalents were $44,421. We did not raise any additional cash during the year ended December 31, 2021.

At December 31, 2020, our cash and cash equivalents were $474,587.

No capital expenditures were made in 2021 or 2020.

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

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contents

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

Houston, TX

March 30, 2022

Contents

Worlds Inc.
Balance Sheets
December 31, 2021 and 2020
	Audited	Audited
	December 31, 2021	December 31, 2020

ASSETS:
Current Assets
Cash and cash equivalents	$44,421	$474,587
Other Assets	8,222	—
Total Current Assets	52,643	474,587

Convertible Note Receivable - related party	200,000	200,000
Accrued interest receivable - related party	31,461	17,267
Total assets	$284,104	$691,854

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$975,255	$981,898
Accrued expenses	1,546,480	1,606,565
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,295,014	3,361,742

Total Liabilities	3,295,014	3,361,742

Stockholders' Deficit
Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at December 31, 2021 and 56,814,833 at December 31, 2020	57,113	56,815
Additional paid in capital	41,513,730	41,240,880
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(45,788,666)	(45,174,496)
Total stockholders’ deficit	(3,010,910)	(2,669,888)
Total Liabilities and stockholders' deficit	$284,104	$691,854

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2021 and 2020

	Audited
	December 31,
	2021	2020
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option expense	109,874	267,647
Selling, General & Admin.	1,539,998	1,031,472
Salaries and related	215,332	207,662

Operating loss	(1,865,204)	(1,506,781)

Other Income (Expense)
Loss on issuance of shares for services	(8,685)	—
Gain on sale of marketable securities	1,006,588	—
Settlement of litigation	315,000	—
Interest income	14,194	14,233
Interest expense	(76,063)	(76,091)
Net Loss	$(614,170)	$(1,568,639)

Weighted Average Loss per share - basic	$(0.01)	$(0.03)
Weighted Average Loss per share - fully diluted	$(0.01)	$(0.03)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - basic	57,072,544	56,814,833
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - fully diluted	57,072,544	56,814,833

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statement of Stockholders' Deficit
For the Years Ended December 31, 2020 and 2021
						Total
			Additional	Common	Accumulated	stockholders'
	Common stock	Common stock	Paid-in	Stock	Deficit	equity
	Shares	Amount	capital	Warrants		(deficit)

Balances, December 31, 2019	56,814,833	56,815	40,897,142	1,206,913	(43,605,857)	(1,444,987)
Stock options expense	—	—	267,647	—	—	267,647
Imputed Interest	—	—	76,091	—	—	76,091

Net Loss	—	—	—	—	(1,568,639)	(1,568,639)

Balances, December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)

Common stock issued for settlement of accounts payable - related party	297,673	298	70,512	—	—	70,810
Gain on forgiveness of accounts payable - related party	—	—	16,401	—	—	16,401
Stock options expense	—	—	109,874	—	—	109,874
Imputed Interest	—	—	76,063	—	—	76,063
Net Loss	—	—	—	—	(614,170)	(614,170)

Balances, December 31, 2021	57,112,506	57,113	41,513,730	1,206,913	(45,788,666)	(3,010,910)

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2021 and 2020
	Audited	Audited
	12/31/21	12/31/20
Cash flows from operating activities:
Net loss	$(614,170)	$(1,568,639)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	109,874	267,647
Imputed interest	76,063	76,091
Loss on shares issued for settlement of accounts payable - related party	8,685	—
Realized gain on sale of marketable securities	(1,006,588)	—
Other assets	(8,222)	—
Accounts payable and accrued expenses	11,798	142,878
Net cash (used in) operating activities:	(1,422,560)	(1,082,023)

Cash flows from investing activities:
Accrued interest receivable - related party	(14,194)	(14,234)
Cash received from sale of marketable securities	1,006,588	—
Cash provided from investing activities:	992,394	(14,234)

Net increase/(decrease) in cash and cash equivalents	(430,166)	(1,096,257)

Cash and cash equivalents, including restricted, beginning of year	474,587	1,570,844

Cash and cash equivalents, including restricted, end of period	$44,421	$474,587

Non-cash financing activities
Shares issued for settlement of accounts payable - related party	62,125	—
Gain on forgiveness of account payable - related party	14,401	—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Contents

Worlds, Inc.

Notes to the Financial Statements

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,242,371 and a stockholder’s deficiency of $3,010,910 and used $1,422,560 of cash in operations for the year ended December 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 2 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc. (currently called MariMed Inc.), the majority of its operations and related operational assets. The Company retained its patent portfolio and is looking to expand on its legacy celebrity worlds and its collection of non-fungible tokens.

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

Contents

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

Contents

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2021 and December 31, 2020. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2021 and December 31, 2020, there were 11,720,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2021 or for December 31, 2020. The options and warrants may dilute future earnings per share.

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

Contents

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2021, and December 31, 2020, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2021.

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

Contents

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2021 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand		$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand		$649,049
Total notes		$773,279
2021		$773,279
2022		$0
2023		$0
2024		$0
2025		$0
	$773,279

The Company imputed interest of $76,063 on the notes during the year ended December 31, 2021.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the year ended December 31, 2021, the Company issued 297,673 shares of common stock as settlement of accounts payable to a related party. The value of the shares at the date of issuance was $70,810 resulting in a loss of $8,685.

During the year ended December 31, 2021, the Company recorded an option expense of $109,874 representing the amortization of the value of the options issued in 2020 that had not yet vested.

During the year ended December 31, 2020, the Company recorded an option expense of $267,647 representing the amortization of the value of the options issued in 2020 and 2018 that had not yet vested.

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

Contents

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on December 31, 2021 are as follows:
	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.325	3,400,000	0.08
	$0.15	5,220,000	0.75
	$0.15	580,000	1.00
	$0.05	200,000	1.00
	$0.30	200,000	1.00
	$0.25	5,000,000	1.67
	$0.24	800,000	1.67
	$0.27	300,000	3.88
	$0.30	400,000	4.00
Total		16,100,000
Exercisable
	$0.325	3,400,000	0.08
	$0.15	5,220,000	0.75
	$0.15	580,000	1.00
	$0.05	200,000	1.00
	$0.30	200,000	1.00
	$0.25	5,000,000	1.67
	$0.24	800,000	1.67
	$0.27	300,000	3.88
	$0.30	400,000	4.00
Total		16,100,000

NOTE 5 - INCOME TAXES

At December 31, 2021, the Company had federal and state net operating loss carry forwards of approximately $45,000,000 that expire in various years through the year 2041.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2021 and 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2021 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,292,188 less a valuation allowance in the amount of approximately $17,292,188. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $161,009 for the year ended December 31, 2021 and increased by approximately $338,288 for the year ended December 31, 2020.

Contents

The Company’s total deferred tax asset as of December 31, 2021, and 2020 are as follows:

	2021	2020
Net operating loss carry forwards	$17,292,188	$17,131,921
Valuation allowance	(17,292,188)	(17,131,179)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

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

Contents

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company issued 297,673 shares of common stock to Chris Ryan, our CFO as settlement of amounts previously recorded. The value of the shares on the date of issuance was $70,810. The Company recorded a loss of $8,685 on the issuance of the shares.

The Company recorded a gain on forgiveness of accounts payable related party due to the Company’s CFO in the amount of $16,401.

The Company paid to the CFO, Chris Ryan, $9,000 over the year ended December 31, 2021, and $6,500 over the year ended December 31, 2020.

The balance in the accrued expense attributable to related parties is $33,899 and $82,214 at December 31, 2021 and December 31, 2020, respectively.

See note 11 for a discussion on the convertible note receivable from the related party.

NOTE 8 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998

– 8,161,383, – 8,407,592 and 8,640,028.

See Legal Proceedings section for more information on the patent infringement lawsuits.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.).

During the year ended December 31, 2021 the Company generated net cash of $1,006,588 from the sale of 1,245,000 shares of MariMed Inc. common stock during the year ended December 31, 2021 and 100,000 shares of MariMed Inc. common stock at the end of December 2020 which was not transferred to the Company’s bank account until January of 2021. The average price per share was $0.79 per share.

As of December 31, 2021, the Company still owns approximately 1.7 million shares of MariMed Inc. common stock.

Those shares were retained on the books of the Company with a book value of $0. No shares were sold in the year ended December 31, 2020.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses is comprised of $33,899 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. The balance of $2,572 is related to accruals for recurring operating expenses.

Contents

NOTE 11 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The note was amended with a new maturity date of October 15, 2023. All other terms remained the same. As consideration for the extension, the Company received one million warrants to purchase Real Brands, Inc. common stock at $0.05 per share. The convertible note and accrued interest of $31,461 can be converted into 28,438,561 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.

NOTE 12 – OTHER ASSETS

Other assets is comprised of an over payment to a law firm in the amount of $8,222.

NOTE 13 – SUBSEQUENT EVENTS

The Company signed an asset purchase agreement on January 18, 2022 with the CEO of the Company Mr. Kidrin. The Company purchased from Mr. Kidrin assets previously owned by MariMed Inc. (MRMD) and used in its 3D VR business, which Mr. Kidrin received through a settlement of a lawsuit with MRMD. The Company plans to use this IP to enter into the NFT market. In consideration for the IP, Mr Kidrin received fifteen million options to purchase common stock in the Company at the market price on January 18, 2022. The option expires three years from the date of the agreement.

At the February 16, 2022 board meeting, the directors voted to reprice their existing options at the current market price and extend the options exercise date to 5 years from the date of the repricing. The board also approved the annual option grants for the directors for the prior years’ service that were never issued and the current year.

On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit, with judgment for the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  Oral argument occurred on March 8, 2022.  On March 10, 2022, the Federal Circuit issued an Order affirming the District Court’s judgment.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2021, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

2.	As of December 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2021, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	69	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	61	Vice President-Finance, Principal Accounting and Chief Financial Officer
Bernard Stolar	75	Director
Robert Fireman	73	Director
Peter N. Christos	64	Director
Leonard Toboroff	92	Director

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

The board of directors did not meet during the year ended 2021.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

1.	Company’s Lawsuit Against Activision Entities

The Company's lawsuit against the Activision entities was filed in 2012, with U.S. District Judge Casper presiding over these proceedings.  This lawsuit was stayed in 2015 pending the outcome of six Inter Partes Review (“IPR”) petitions filed by Bungie, Inc. to the U.S. Patent & Trademark Office's Patent Trial and Appeal Board (“PTAB”).  Those IPR proceedings were finally concluded in Company's favor on January 14, 2020, with each of the challenged patents and the majority of the challenged claims surviving Bungie's challenges.  Returning to its District Court litigation, the Company asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against the Activision entities.

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  On May 19, 2020, Activision submitted a renewed motion for summary judgment of patent invalidity under 35 U.S.C. 101, and claimed that the asserted patents are directed to patent-ineligible subject matter.  Worlds opposed this motion on June 9, 2020, and a hearing was held on July 22, 2020 at 3:00 p.m.  The parties proceeded with fact and expert discovery up to and including April 30, 2021.  On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit, with judgment for the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  Oral argument occurred on March 8, 2022.  On March 10, 2022, the Federal Circuit issued an Order affirming the District Court’s judgment.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2021.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that each director did not file one Form 4 and one executive did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2021, and 2020, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2021	$207,692(3)			$0			$207,692(3)
	2020	$200,000(3)			$0			$200,000(3)

Chris Ryan, CFO	2021	$9,000(4)			$0			$9,000
	2020	$6,500(4)			$48,475			$54,975

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

(4) Mr. Ryan has deferred a portion of his compensation in 2021 and 2020. Most of Mr. Ryan’s compensation in 2020 was payment for prior year’s compensation that was deferred.

Stock Option Grants

The following table sets forth information as of December 31, 2021 concerning unexercised options, unvested stock and equity incentive plan awards on a post reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2021

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Thom Kidrin	5,000,000	0	0	$0.25	08-27-23
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	300,000	0	0	$0.26	11-16-25

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2021 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Bernard Stolar	0	0	0		0
Robert Fireman	0	0	0		0
Leonard Toboroff	0	0	0		0
Peter N.Christos	0	0	0		0

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS ON A POST REVERSE SPLIT (5:1) BASIS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Thom Kidrin	5,000,000	0	0	$0.25	08-28-23
Thom Kidrin	5,000,000	0	0	$0.15	09-30-22
Christopher Ryan	220,000	0	0	$0.15	09-30-22
Christopher Ryan	300,000	0	0	$0.26	11-16-25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 1, 2022, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 57,112,506 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF FEBRUARY 1, 2021

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	11,000,000(3)	16.5%
Christopher Ryan	893,252(4)	1.1%
Robert Fireman	200,000(5)(7)	*
Bernard Stolar	200,000(5)(7)	*
Leonard Toboroff	350,000(6)(7)	*
Peter N. Christos	350,000(6)(7)	*
All directors and executive officers as a group (one person)	12,433,252(8)

*less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 10 million currently exercisable stock options

(4) Includes 520,000 currently exercisable stock options.

(5) Consists of 200,000 stock options which are currently exercisable.

(6) Consists of 350,000 stock options which are currently exercisable.

(7) Does not include 100,000 options issuable as director compensation in 2019.

(8) Includes 11,720,000 currently exercisable stock options, but excludes 400,000 shares underlying stock options which are owed but unissued.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, M&K CPAS PLLC (“M&K”), for our audit of the annual financial statements for the years ended December 31, 2021 and 2020. M&K was retained on December 12, 2018 after the Company was informed by L&L of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2021	2020
	M&K	M&K/L&L

Audit Fees (1)	$12,500 (2)	$12,500
Audit-Related Fees (3)	10,500	10,500
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$23,000	$23,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2020 and 2019 relate to (i) the audit of our annual financial statements for the years ended December 31, 2020 and 2019, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2020 and 2019.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Dated: March 30, 2022	WORLDS INC.
(Registrant)

By:/s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	March 30, 2022

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	March 30, 2022

/s/ Bernard Stolar Bernard Stolar	Director	March 30, 2022

Robert Fireman	Director

/s/ Leonard Toboroff Leonard Toboroff	Director	March 30, 2022
/s/ Peter N. Christos Peter N. Christos	Director	March 30, 2022

