Form 10-Q
period 2022-03-31
WORLDS INC
filed 2022-05-13
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

As of May 13, 2022, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2022 and December 31, 2021
	Unaudited	Audited
	March 31, 2022	December 31, 2021

ASSETS:
Current Assets
Cash and cash equivalents	$64,211	$44,421
Other Assets	8,222	8,222
Total Current Assets	72,433	52,643

Convertible Note Receivable	200,000	200,000
Accrued interest receivable	34,961	31,461
Total assets	$307,394	$284,104

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$904,195	$975,255
Accrued expenses	1,556,480	1,546,480
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,233,954	3,295,014

Total Liabilities	3,233,954	3,295,014

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at March 31, 2022 and December 31, 2021	57,113	57,113
Additional paid in capital	42,337,833	41,513,730
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,528,419)	(45,788,666)
Total stockholders deficit	(2,926,560)	(3,010,910)

Total Liabilities and stockholders' deficit	$307,394	$284,104

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2022 and 2021

	Unaudited	Unaudited
	2022	2021
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option expense	805,392	58,182
Selling, General & Admin.	236,625	753,434
Salaries and related	49,894	53,356

Operating loss	(1,091,911)	(864,972)

Other Income (Expense)
Loss on issuance of shares for services	—	(8,685)
Gain on sale of marketable securities	367,369	431,191
Settlement of litigation	—	—
Interest income	3,500	3,500
Interest expense	(18,711)	(18,891)
Net Loss	$(739,753)	$(457,857)

Weighted Average Loss per share - basic	$(0.01)	$(0.01)
Weighted Average Loss per share - fully diluted	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - basic	57,112,506	56,950,440
Weighted Average Common Shares Outstanding (reflecting the reverse stock split) - fully diluted	57,112,506	56,950,440

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Three Ended March 31, 2021 and 2022

			Additional	Common		Total
	Common stock	Common stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	(deficit)

Balances, December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)

Fair value of stock options	—	—	58,182	—	—	58,182
Common stock issued for settlement of accounts payable -related party	297,673	298	70,512	—	—	70,810
Gain on forgiveness of accounts payable - related party	—	—	16,401	—	—	16,401
Imputed Interest	—	—	18,891	—	—	18,891
Net Loss	—	—	—	—	(457,857)	(457,857)

Balances, March 31, 2021	57,112,506	57,113	41,404,866	1,206,913	(45,632,353)	(2,963,461)

Balances, December 31, 2021	57,112,506	57,113	41,513,730	1,206,913	(45,788,666)	(3,010,910)

Fair value of stock options	—	—	805,392	—	—	805,392
Imputed Interest	—	—	18,711	—		18,711
Net Loss	—	—	—	—	(739,753)	(739,753)

Balances, March 31, 2022	57,112,506	57,113	42,337,833	1,206,913	(46,528,419)	(2,926,560)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021

	Unaudited	Unaudited
	3/31/22	3/31/21
Cash flows from operating activities:
Net loss	$(739,753)	$(457,857)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	805,392	58,182
Imputed interest	18,711	18,891
Loss on shares issued for settlement of accounts payable - related party	—	8,685
Realized gain on sale of marketable securities	(367,369)	(431,191)
Changes in assets and liabilities
Accounts payable and accrued expenses	(61,060)	483,795
Net cash (used in) operating activities:	(344,079)	(319,495)

Cash flows from investing activities:
Accrued interest receivable - related party	(3,500)	(3,500)
Cash received from sale of marketable securities	367,369	431,191
Cash provided from investing activities:	363,869	427,691

Net increase/(decrease) in cash and cash equivalents	19,790	108,196

Cash and cash equivalents, including restricted, beginning of year	44,421	474,587

Cash and cash equivalents, including restricted, end of period	$64,211	$582,783

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2022

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,161,521 and a stockholder’s deficiency of $2,926,560 and used $344,079 of cash in operations for the three months ended March 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern, although no assurance can be given that the Company will be successful.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). The Company has incurred significant losses since its inception and has had minimal revenues from operations. The Company will require substantial additional funds for its expansion of its legacy celebrity worlds and its collection of non-fungible tokens. There can be no assurance that the Company will be able to obtain the substantial additional capital resources to pursue its business plan or that any assumptions relating to its business plan will prove to be accurate. The Company has not been able to generate sufficient revenue or obtain sufficient financing which has had a material adverse effect on the Company, including requiring the Company to reduce operations. As the Company has focused its attention historically on increasing its patent portfolio and enforcing it, and more recently on its expansion of its legacy celebrity worlds and its collection of non-fungible tokens, the Company has been operating at a reduced capacity, with only one employee and using consultants to perform any additional work that may be required.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606. There was no impact in adopting ASC 606 as the Company has no revenue at this time. In the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. The Company’s sources of revenue after the spinoff was expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. Commencing in the first half of 2022, the Company expects that its revenues will come from its expansion of its legacy celebrity worlds and its collection of non-fungible tokens. The Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the first quarters of 2022 and 2021.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2022 and December 31, 2021. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2022, there were 27,620,000 options and 4,380,000 warrants outstanding and as of March 31, 2021, there were 11,720,000 options and 5,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2022 or for March 31, 2021. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2022, and December 31, 2021 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at March 31, 2022 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2022	$773,279
2023	$-0-
2024	$-0-
2025	$-0-
2026	$-0-
$773,279

The Company imputed interest of $18,711 on the notes during the quarter ended March 31, 2022.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis, which reverse split was effectuated on February 9, 2018.

During the three months ended March 31, 2022, the Company issued 15,900,000 options. Another 900,000 options were re-issued to Directors at a new price and an extended term.

As consideration for the IP in the Asset Purchase Agreement between the Company and Mr. Kidrin, Mr Kidrin was granted 15,000,000 options at an exercise price of $0.07 per share for three years. The Company recorded an option expense of $751,744. The fair market value for Mr. Kidrin’s options was calculated using the Black Scholes method assuming a risk free interest of 1.35%, 0% dividend yield, volatility of 174%, and an exercise price of $0.07 per share with a market price of $0.07 per share at issuance date and an expected life of 3 years. The options vested on January 18, 2022.

The active directors of the Company received 300,000 options each on January 3, 2022. The options were for service performed during 2019, 2021 and 2022 which were never issued.  The Company recorded an option expense for these options of $15,205 for the three months ended March 31, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.37%, 0% dividend yield, volatility of 142%, and an exercise price of $0.05 per share with a market price of $0.05 per share at issuance date and an expected life of 5 years. The options vest six months from the date of grant.

The active directors of the Company had their existing options repriced and the terms extended another 5 years. The total number of options that were repriced on February 16, 2022 was 900,000. The Company recorded an option expense for these options of $38,713 for the three months ended March 31, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.90%, 0% dividend yield, volatility of 153%, and an exercise price of $0.08 per share with a market price of $0.08 per share at issuance date and an expected life of 5 years. The options are all vested upon date of grant.

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

During the three months ended March 31, 2022, the Company recorded an option expense of $805,392.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2022 are as follows
Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.325	3,400,000	0.83
	$0.15	5,220,000	0.50
	$0.15	580,000	0.75
	$0.05	200,000	0.75
	$0.30	200,000	0.75
	$0.25	5,000,000	1.42
	$0.24	200,000	1.42
	$0.05	1,000,000	1.63
	$0.07	15,000,000	2.80
	$0.27	300,000	3.70
	$0.3	100,000	3.75
	$0.05	900,000	4.75
	$0.08	900,000	4.88
Total		33,000,000
Exercisable
	$0.325	3,400,000	0.83
	$0.15	5,220,000	0.50
	$0.15	580,000	0.75
	$0.05	200,000	0.75
	$0.30	200,000	0.75
	$0.25	5,000,000	1.42
	$0.24	200,000	1.42
	$0.05	1,000,000	1.63
	$0.07	15,000,000	2.8
	$0.27	300,000	3.70
	$0.03	100,000	3.75
	$0.08	900,000	4.88
Total		32,100,000

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company entered into an asset purchase agreement with Thom Kidrin the CEO of the Company. The Company purchased certain IP which was transferred to Worlds Online Inc., now called MariMed Inc.. Mr. Kidrin received the IP as part of a settlement agreement he signed with MariMed Inc. The purchase price was 15 million options to purchase Worlds Inc. common stock at $0.07 per share for three years, the closing market price on the date of the agreement.

During the three months ended March 31, 2021, the Company issued 297,673 shares of common stock to Chris Ryan the CFO as settlement of amounts previously recorded. The value of the shares on the date of issuance was $70,810. The Company recorded a loss of $8,685 on the issuance of the shares.

During the three months ended March 31, 2021, the Company recorded a gain on forgiveness of accounts payable related party due to the Company’s CFO in the amount of $16,401.

The balance in the accrued expense attributable to related parties is $43,899 and $33,899 at March 31, 2022 and December 31, 2021, respectively.

See note 9 for a discussion on the convertible note receivable from the related party.

NOTE 7 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998 8,161,383, – 8,407,592 and 8,640,028.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $43,899 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, (iii) $1,305,009 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, and (iv) $2,572 related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The note was amended with a new maturity date of October 15, 2023. All other terms remained the same. As consideration for the extension, the Company received one million warrants to purchase Real Brands, Inc. common stock at $0.05 per share. The convertible note and accrued interest of $34,961 can be converted into 28,868,589 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.

During the three months ended March 31, 2022, the Company earned $3,500 in interest on the note.

During the three months ended March 31, 2021, the Company earned $3,500 in interest on the note.

NOTE 10 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

 During the three months ended March 31, 2022 the Company generated net cash of $367,369 from the sale of 500,000 shares of MariMed Inc. common stock. The average price was $0.73 per share.

During the three months ended March 31, 2021 the Company generated net cash of $431,191 from the sale of 495,000 shares of MariMed Inc. common stock during the three months ended March 31, 2021 and 100,000 shares of MariMed Inc. common stock at the end of December 2020 which was not transferred to the Company’s bank account until January of 2021. The average price per share was $0.73 per share.

As of March 31, 2022, the Company still owns approximately 1.2 million shares of MariMed Inc. common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

General

On May 16, 2011, we transferred, through a spin-off to our then wholly owned subsidiary, Worlds Online Inc. (currently named MariMed Inc.), the majority of our operations and related operational assets. On January 18, 2022 we entered into an asset purchase agreement with Thom Kidrin, our CEO, for the IP that was transferred over to MariMed Inc. Mr. Kidrin received the IP through a settlement agreement that he reached with MariMed Inc.

We will be focused on monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds and on expanding our patent portfolio.

Revenues

We generated no revenue during the quarter.

Expenses

We classify our expenses into two broad groups:

•	Cost of revenues; and
•	selling, general and administration.
16

Liquidity and Capital Resources

We have had to limit our operations since mid-2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff, was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, o protect, increase and enforce our patent portfolio and more recently to expand our legacy celebrity worlds and collection of non-fungible tokens.  Although we have been able to generate funds through our sale of shares of MariMed Inc., we continue to pursue additional sources of capital though we have no current arrangements with respect to, or sources of, additional financing at this time and there can be no assurance that any such financing will become available. If we cannot raise additional capital, form an alliance of some nature with another entity, raise more funds through the sale of shares of MariMed Inc., or start to generate sufficient revenues, we may be unable to purchase additional patents or otherwise expand operations through acquisition or otherwise.

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2022 and 2021 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off and we were unsuccessful in prosecuting our patent infringement. Accordingly, going forward, the Company’s sources of revenue are anticipated to be from the monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Selling general and administrative (SG&A) expenses decreased substantially to $236,625 for the three months ended March 31, 2022 from $753,434 for the three months ended March 30, 2021. The decrease of $516,809 is due to a decrease in legal fees related to the patent litigation.

Salaries and related decreased by $3,462 to $49,894 from $53,356 for the three months ended March 31, 2022 and 2021, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the three months ended March 31, 2021, the Company recorded an option expense of $805,392, representing the expense associated with the options issued and reissued during the quarter. For the three months ended March 31, 2021, there was $58,182 of option expense.

For the three months ended March 31, 2022 the Company had an interest expense of $18,711 and for March 31, 2021 the Company had an interest expense of $18,891.

For the three months ended March 31, 2022 the Company had interest income of $3,500. For the three months ended March 31, 2021 the Company had interest income of $3,500.

For the three months ended March 31, 2021, the Company recorded a loss on issuance of shares for services of $8,685.

For the three months ended March 31, 2022, the Company had a gain on sale of marketable securities of $367,369. For the three months ended March 31, 2021, the Company had a gain on sale of marketable securities of $431,191.

As a result of the foregoing, we realized a net loss of $739,753 for the three months ended March 31, 2022 compared to a net loss of $457,857 in the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, our cash and cash equivalents were $64,211. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the three months ended March 31, 2022. The Company raised $367,369 from selling shares of MariMed Inc. common stock. The Company used $344,079 in cash to pay for operating expenses during the three months ended March 31, 2022.

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

We hope to raise additional funds to be used for further expansion of our legacy celebrity worlds and collection of non-fungible tokens  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

PART II OTHER INFORMATION

Legal Proceedings

The Company has sought damages for patent infringement of the Company’s patents.  The Company's lawsuit against the Activision entities was filed in 2012, with U.S. District Judge Casper presiding over these proceedings.  This lawsuit was stayed in 2015 pending the outcome of six Inter Partes Review (“IPR”) petitions filed by Bungie, Inc. to the U.S. Patent & Trademark Office's Patent Trial and Appeal Board (“PTAB”).  Those IPR proceedings were finally concluded in Company's favor on January 14, 2020, with each of the challenged patents and the majority of the challenged claims surviving Bungie's challenges.  Returning to its District Court litigation, the Company asked that Judge Casper lift the stay and allow the Company to proceed in its lawsuit for patent infringement of the Company’s patents against the Activision entities.

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

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2021 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022 and 2021 we did not raise any funds through the sale of equity securities.

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
20

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 13, 2022

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

