Form 10-Q
period 2022-06-30
WORLDS INC
filed 2022-08-10
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

As of August 9, 2022, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2022 and December 31, 2021
	Unaudited	Audited
	June 30, 2022	December 31, 2021

ASSETS:
Current Assets
Cash and cash equivalents	$36,973	$44,421
Other Assets	8,222	8,222
Total Current Assets	45,195	52,643

Convertible Note Receivable	200,000	200,000
Accrued interest receivable	38,500	31,461
Total assets	$283,695	$284,104

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$827,910	$975,255
Accrued expenses	1,559,420	1,546,480
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,160,609	3,295,014

Total Liabilities	3,160,609	3,295,014

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at June 30, 2022 and December 31, 2021	57,113	57,113
Additional paid in capital	42,372,656	41,513,730
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,513,596)	(45,788,666)
Total stockholders deficit	(2,876,914)	(3,010,910)

Total Liabilities and stockholders' deficit	$283,695	$284,104

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Six and Three Months Ended June 30, 2022 and 2021

	Unaudited		Unaudited
	Six Months Ended June 30		Three Months Ended June 30
	2022	2021	2022	2021

Revenue	$—	—	$—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Option expense	821,296	109,874	15,904	51,692
Selling, General & Admin.	377,530	1,319,571	140,905	566,137
Salaries and related	101,649	104,065	51,755	50,709

Operating loss	(1,300,475)	(1,533,510)	(208,563)	(668,538)

Other Income (Expense)
Gain on sale of marketable securities	606,136	864,926	238,767	433,735
Settlement of litigation	—	315,000	—	315,000
Loss on Issuance of shares for services	—	(8,685)	—	—
Interest income	7,039	7,039	3,539	3,539
Interest expense	(37,630)	(37,810)	(18,919)	(18,919)
Net Income/(Loss)	$(724,930)	(393,040)	$14,823	64,817

Weighted Average Loss per share, basic and diluted	$(0.01)	(0.01)	$—	—
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506	57,031,920	57,112,506	57,112,506

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2021 and 2022 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)
Fair value of stock options	—	—	109,874	—	—	109,874
Common stock issued for settlement of accounts payable - related party	297,673	298	70,512	—	—	70,810
Gain on forgiveness of accounts payable - related party	—	—	16,401	—	—	16,401
Imputed interest	—	—	37,810	—	—	37,810
Net Loss	—	—	—	—	(393,040)	(393,040)
Balances, June 30, 2021	57,112,506	57,113	41,475,477	1,206,913	(45,567,536)	(2,828,033)

Balances, December 31, 2021	57,112,506	57,113	41,513,730	1,206,913	(45,788,666)	(3,010,910)
Fair value of stock options	—	—	821,296	—	—	821,296
Imputed Interest	—	—	37,630	—	—	37,630
Net Loss	—	—		—	(724,930)	(724,930)
Balances, June 30, 2022	57,112,506	57,113	42,372,656	1,206,913	(46,513,596)	(2,876,914)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021

	Unaudited	Unaudited
	6/30/2022	6/30/2021
Cash flows from operating activities:
Net loss	$(724,930)	$(393,040)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of stock options issued for services	821,296	109,874
Loss on shares issued for settlement of accounts payable - related party	—	8,685
Realized gain on sale of marketable securities	(606,136)	(864,926)
Imputed interest	37,630	37,810
Changes in assets and liabilities
Accounts payable and accrued expenses	(134,405)	416,237
Net cash (used in) operating activities:	(606,544)	(685,359)

Cash flows from financing activities
Cash received from sale of marketable securities	606,136	864,926
Accrued interest receivable - related party	(7,039)	(7,039)
Net cash provided by financing activities	599,097	857,887

Net increase/(decrease) in cash and cash equivalents	(7,448)	172,528

Cash and cash equivalents, including restricted, beginning of year	44,421	474,587

Cash and cash equivalents, including restricted, end of period	$36,973	$647,115

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities
Shares issued for settlement of accounts payable - related party	$—	$62,125
Gain on forgiveness of accounts payable - related party	$—	$16,401

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2022

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $2,876,914 and a stockholder’s deficiency of $2,876,914 and used $606,544 of cash in operations for the six months ended June 30, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2022 and December 31, 2021. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2022, there were 27,620,000 options and 4,380,000 warrants outstanding and as of June 30, 2021, there were 11,720,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for June 30, 2022 or for June 30, 2021. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2022, and December 31, 2021 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Notes payable at June 30, 2022 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2022	$773,279
2023	$-0-
2024	$-0-
2025	$-0-
2026	$-0-
$773,279

The Company imputed interest of $18,919 on the notes during the quarter ended June 30, 2022.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis, which reverse split was effectuated on February 9, 2018.

During the six months ended June 30, 2022, the Company issued 15,900,000 options. Another 900,000 options were re-issued to Directors at a new price and an extended term..

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

The active directors of the Company received 300,000 options each on January 3, 2022. The options were for service performed during 2019, 2021 and 2022 which were never issued.  The Company recorded an option expense for these options of $31,108 for the six months ended June 30, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.37%, 0% dividend yield, volatility of 142%, and an exercise price of $0.05 per share with a market price of $0.05 per share at issuance date and an expected life of 5 years. The options vest six months from the date of grant.

The active directors of the Company had their existing options repriced and the terms extended another 5 years. The total number of options that were repriced on February 16, 2022 was 900,000. The Company recorded an option expense for these options of $38,444 for the six months ended June 30, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.90%, 0% dividend yield, volatility of 153%, and an exercise price of $0.08 per share with a market price of $0.08 per share at issuance date and an expected life of 5 years. The options are all vested upon date of grant.

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

During the six months ended June 30, 2022, the Company recorded an option expense of $821,296.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on June 30, 2022 are as follows
Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.325	3,400,000	0.58
	$0.15	5,220,000	0.25
	$0.15	580,000	0.50
	$0.05	200,000	0.50
	$0.30	200,000	0.50
	$0.25	5,000,000	1.16
	$0.24	200,000	1.16
	$0.07	15,000,000	2.55
	$0.27	300,000	3.45
	$0.3	100,000	3.50
	$0.05	900,000	4.50
	$0.08	900,000	4.63
Total		32,000,000
Exercisable
	$0.325	3,400,000	0.58
	$0.15	5,220,000	0.25
	$0.15	580,000	0.50
	$0.05	200,000	0.50
	$0.30	200,000	0.50
	$0.25	5,000,000	1.16
	$0.24	200,000	1.16
	$0.07	15,000,000	2.55
	$0.27	300,000	3.45
	$0.03	100,000	3.50
	$0.08	900,000	4.63
Total		31,100,000

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, the Company entered into an asset purchase agreement with Thom Kidrin the CEO of the Company. The Company purchased certain IP which was transferred to Worlds Online Inc., now called MariMed Inc.. Mr. Kidrin received the IP as part of a settlement agreement he signed with MariMed Inc. The purchase price was 15 million options to purchase Worlds Inc. common stock at $0.07 per share for three years, the closing market price on the date of the agreement.

During the six months ended June 30, 2021, the Company issued 297,673 shares of common stock to Chris Ryan the CFO as settlement of amounts previously recorded. The value of the shares on the date of issuance was $70,810. The Company recorded a loss of $8,685 on the issuance of the shares.

During the six months ended June 30, 2021, the Company recorded a gain on forgiveness of accounts payable related party due to the Company’s CFO in the amount of $16,401.

The balance in the accrued expense attributable to related parties is $46,438 and $33,899 at June 30, 2022 and December 31, 2021, respectively.

See note 9 for a discussion on the convertible note receivable from the related party.

NOTE 7 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,9988,161,383, – 8,407,592 and 8,640,028.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $46,438 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, (iii) $1,305,009 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, and (iv) $2,972 related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The note was amended with a new maturity date of October 15, 2023. All other terms remained the same. As consideration for the extension, the Company received one million warrants to purchase Real Brands, Inc. common stock at $0.05 per share. The convertible note and accrued interest of $38,500 can be converted into 29,303,395 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.

During the six months ended June 30, 2022, the Company earned $7,039 in interest on the note.

During the six months ended June 30, 2021, the Company earned $7,039 in interest on the note.

NOTE 10 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

During the six months ended June 30, 2022 the Company generated net cash of $606,136 from the sale of 900,000 shares of MariMed Inc. common stock. The average price was $0.70 per share.

During the six months ended June 30, 2021 the Company generated net cash of $864,926 from the sale of 1,095,000 shares of MariMed Inc. common stock during the six months ended June 30, 2021 and 100,000 shares of MariMed Inc. common stock at the end of December 2020 which was not transferred to the Company’s bank account until January of 2021. The average price per share was $0.79 per share.

As of June 30, 2022, the Company still owns approximately 850,000 shares of MariMed Inc. common stock.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended June 30, 2022 and 2021 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off and we were unsuccessful in prosecuting our patent infringement. Accordingly, going forward, the Company’s sources of revenue are anticipated to be from the monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Selling general and administrative (SG&A) expenses decreased substantially to $140,905 for the three months ended June 30, 2022 from $566,137 for the three months ended June 30, 2021. The decrease of $425,232 is due to a decrease in legal fees related to the patent litigation.

Salaries and related increased by $1,046 to $51,755 from $50,709 for the three months ended June 30, 2022 and 2021, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the three months ended June 30, 2022, the Company recorded an option expense of $15,904, representing the expense associated with the options issued during the first quarter of 2022. For the three months ended June 30, 2021, there was $51,692 of option expense.

For the three months ended June 30, 2022 the Company had an interest expense of $18,919 and for June 30, 2021 the Company had an interest expense of $18,891.

For the three months ended June 30, 2022 the Company had interest income of $3,539. For the three months ended June 30, 2021 the Company had interest income of $3,539.

For the three months ended June 30, 2022, the Company had a gain on sale of marketable securities of $238,767.

For the three months ended June 30, 2021, the Company had a gain on sale of marketable securities of $433,735. For the three months ended June 30, 2021, the Company had income from the settlement of litigation in the amount of $315,000.

As a result of the foregoing, we realized net income of $14,823 for the three months ended June 30, 2022 compared to net income of $64,817 in the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue is $0 for the six months ended June 30, 2022 and 2021. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2022 and 2021.

Selling general and administrative (SG&A) expenses decreased by $942,041 from $1,319,471 to $377,530 for the six months ended June 30, 2021 and 2022, respectively. The decrease is due to a decrease in legal costs related to the patent infringement litigation cases.

Salaries and related decreased by $2,416 to $101,649 from $104,065 for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, the Company recorded an option expense of $821,296, the estimated fair value of the options issued in the first quarter of 2022. For the six months ended June 30, 2021, the Company recorded $109,874 of option expense.

For the six months ended June 30, 2022, the Company had interest expense of $37,630. For the six months ended June 30, 2021, the Company had interest expense of $37,810.

For the six months ended June 30, 2022 the Company had interest income of $7,039. For the six months ended June 30, 2021 the Company had interest income of $7,039.

For the six months ended June 30, 2021, the Company recorded a loss on issuance of shares for services of $8,685.

For the six months ended June 30, 2022, the Company had a gain on sale of marketable securities of $606,136. For the six months ended June 30, 2021, the Company had a gain on sale of marketable securities of $864,926.

For the six months ended June 30, 2021, the Company had income from the settlement of litigation in the amount of $315,000.

As a result of the foregoing, we realized a net loss of $724,930 for the six months ended June 30, 2022 compared to a net loss of $393,040 in the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, our cash and cash equivalents were $36,973. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the six months ended June 30, 2022. The Company raised $606,136 from selling shares of MariMed Inc. common stock. The Company used $606,544 in cash to pay for operating expenses during the six months ended June 30, 2022.

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

We hope to raise additional funds to be used for further expansion of our legacy celebrity worlds and collection of non-fungible tokens.  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

On June 8, 2022, the Company petitioned the Supreme Court of the United States for a writ of certiorari, which is the process required for asking the Supreme Court to review the judgment of the Federal Circuit.  The Supreme Court has distributed this petition for conference on September 28, 2022. At that conference, the sitting Justices will vote on whether to hear the Company’s case.  Four affirmative votes from the nine Justices are required for the Supreme Court to hear the Company’s case.  The Company expects to hear by October 3, 2022 whether the Supreme Court will agree to review the Federal Circuit’s judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022 and 2021 we did not raise any funds through the sale of equity securities.

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
22

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 10, 2022

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

