Form 10-Q
period 2022-09-30
WORLDS INC
filed 2022-11-04
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

As of November 3, 2022, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2022 and December 31, 2021
	Unaudited	Audited
	September 30, 2022	December 31, 2021
ASSETS:
Current Assets
Cash and cash equivalents	$58,000	$44,421
Other Assets	8,222	8,222
Total Current Assets	66,222	52,643

Convertible Note Receivable	200,000	200,000
Accrued interest receivable	42,078	31,461
Total assets	$308,300	$284,104

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$807,110	$975,255
Accrued expenses	1,564,420	1,546,480
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,144,809	3,295,014

Total Liabilities	3,144,809	3,295,014

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at September 30, 2022 and December 31, 2021	57,113	57,113
Additional paid in capital	42,392,481	41,513,730
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,493,016)	(45,788,666)
Total stockholders deficit	(2,836,509)	(3,010,910)

Total Liabilities and stockholders' deficit	$308,300	$284,104

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Nine and Three Months Ended September 30, 2022 and 2021

	Unaudited		Unaudited
	Nine Months Ended September 30		Three Months Ended September 30

	2022	2021	2022	2021
Revenue
Revenue	$—	—	$—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Option expense	821,995	109,874	699	—
Selling, General & Admin.	424,826	1,476,855	47,296	157,284
Salaries and related	154,083	155,135	52,434	51,070

Operating loss	(1,400,904)	(1,741,864)	(100,429)	(208,354)

Other Income (Expense)
Gain on sale of marketable securities	742,693	1,006,588	136,557	141,662
Settlement of litigation	—	315,000	—	315,000
Loss on Issuance of shares for services	—	(8,685)	—	—
Interest income	10,617	10,617	3,578	3,578
Interest expense	(56,756)	(56,937)	(19,126)	(19,127)
Net Income/(Loss)	$(704,350)	(475,281)	$20,580	232,759

Weighted Average Loss per share, basic and diluted	$(0.01)	(0.01)	—	—
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506	57,059,078	57,112,506	57,112,506

— =less than $0.01
The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2021 and 2022 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)
Fair value of stock options	—	—	109,874	—	—	109,874
Common stock issued for settlement of accounts payable - related party	297,673	298	70,512	—	—	70,810
Gain on forgiveness of accounts payable - related party	—	—	16,401	—	—	16,401
Imputed interest	—	—	56,937	—	—	56,937
Net Loss	—	—	—	—	(475,281)	(475,281)
Balances, September 30, 2021	57,112,506	57,113	41,494,604	1,206,913	(45,649,777)	(2,891,148)

Balances, December 31, 2021	57,112,506	57,113	41,513,730	1,206,913	(45,788,666)	(3,010,910)
Fair value of stock options	—	—	821,995	—	—	821,995
Imputed Interest	—	—	56,756	—	—	56,756
Net Loss	—	—	—	—	(704,350)	(704,350)
Balances, September 30, 2022	57,112,506	57,113	42,392,481	1,206,913	(46,493,016)	(2,836,509)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021

	Unaudited	Unaudited
	9/30/2022	9/30/2021
Cash flows from operating activities:
Net loss	$(704,350)	$(475,281)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of stock options issued for services	821,995	109,874
Loss on shares issued for settlement of accounts payable - related party	—	8,685
Realized gain on sale of marketable securities	(742,693)	(1,006,588)
Imputed interest	56,756	56,937
Changes in assets and liabilities
Accounts payable and accrued expenses	(150,205)	178,052
Net cash (used in) operating activities:	(718,496)	(1,128,321)

Cash flows from financing activities
Cash received from sale of marketable securities	742,693	1,006,588
Accrued interest receivable - related party	(10,617)	(10,616)
Net cash provided by financing activities	732,076	995,972

Net increase/(decrease) in cash and cash equivalents	13,579	(132,349)

Cash and cash equivalents, including restricted, beginning of year	44,421	474,587

Cash and cash equivalents, including restricted, end of period	$58,000	$342,238

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activities
Shares issued for settlement of accounts payable - related party	$—	$62,125
Gain on forgiveness of accounts payable - related party	$—	$16,401

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2022

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,078,587 and a stockholder’s deficiency of $2,836,509 and used $718,497 of cash in operations for the nine months ended September 30, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three quarters of 2022 and 2021.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2022 and December 31, 2021. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2022, there were 22,400,000 options and 4,380,000 warrants outstanding and as of September 30, 2021, there were 11,720,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for September 30, 2022, or for September 30, 2021. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2022, and December 31, 2021, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Notes payable at September 30, 2022 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2022	$773,279
2023	$-0-
2024	$-0-
2025	$-0-
2026	$-0-
$773,279

The Company imputed interest of $19,127 on the notes during the quarter ended September 30, 2022.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis, which reverse split was effectuated on February 9, 2018.

During the nine months ended September 30, 2022, the Company issued 15,900,000 options. Another 900,000 options were re-issued to Directors at a new price and an extended term.

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

The active directors of the Company received 300,000 options each on January 3, 2022. The options were for service performed during 2019, 2021 and 2022 which were never issued.  The Company recorded an option expense for these options of $31,807 for the nine months ended September 30, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.37%, 0% dividend yield, volatility of 142%, and an exercise price of $0.05 per share with a market price of $0.05 per share at issuance date and an expected life of 5 years. The options vest six months from the date of grant.

The active directors of the Company had their existing options repriced and the terms extended another 5 years. The total number of options that were repriced on February 16, 2022 was 900,000. The Company recorded an option expense for these options of $38,444 for the nine months ended September 30, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.90%, 0% dividend yield, volatility of 153%, and an exercise price of $0.08 per share with a market price of $0.08 per share at issuance date and an expected life of 5 years. The options are all vested upon date of grant.

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

During the nine months ended September 30, 2022, the Company recorded an option expense of $821,995.

Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2022 are as follows
Exercise Price per Share		Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.325	3,400,000	0.33
	$0.15	580,000	0.25
	$0.05	200,000	0.25
	$0.30	200,000	0.25
	$0.25	5,000,000	0.91
	$0.24	200,000	0.91
	$0.07	15,000,000	2.30
	$0.27	300,000	3.20
	$0.3	100,000	3.25
	$0.05	900,000	4.25
	$0.08	900,000	4.38
Total		26,780,000
Exercisable
	$0.325	3,400,000	0.33
	$0.15	580,000	0.25
	$0.05	200,000	0.25
	$0.30	200,000	0.25
	$0.25	5,000,000	0.91
	$0.24	200,000	0.91
	$0.07	15,000,000	2.30
	$0.27	300,000	3.20
	$0.03	100,000	3.25
	$0.05	900,000	4.25
	$0.08	900,000	4.38
Total		26,780,000

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, the Company entered into an asset purchase agreement with Thom Kidrin the CEO of the Company. The Company purchased certain IP which was transferred to Worlds Online Inc., now called MariMed Inc.. Mr. Kidrin received the IP as part of a settlement agreement he signed with MariMed Inc. The purchase price was 15 million options to purchase Worlds Inc. common stock at $0.07 per share for three years, the closing market price on the date of the agreement.

During the nine months ended September 30, 2021, the Company issued 297,673 shares of common stock to Chris Ryan the CFO as settlement of amounts previously recorded. The value of the shares on the date of issuance was $70,810. The Company recorded a loss of $8,685 on the issuance of the shares.

During the nine months ended September 30, 2021, the Company recorded a gain on forgiveness of accounts payable related party due to the Company’s CFO in the amount of $16,401.

The balance in the accrued expense attributable to related parties is $51,438 and $29,688 at September 30, 2022 and December 31, 2021, respectively.

See note 9 for a discussion on the convertible note receivable from the related party.

NOTE 7 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998, 8,161,383, – 8,407,592 and 8,640,028.

 NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $51,438 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, (iii) $1,305,009 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, and (iv) $2,972 related to accruals for recurring operating expenses.

NOTE 9 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The note was amended with a new maturity date of October 15, 2023. All other terms remained the same. As consideration for the extension, the Company received one million warrants to purchase Real Brands, Inc. common stock at $0.05 per share. The convertible note and accrued interest of $42,078 can be converted into 29,742,980 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.

During the nine months ended September 30, 2022, the Company earned $10,617 in interest on the note.

During the nine months ended September 30, 2021, the Company earned $10,617 in interest on the note.

NOTE 10 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

During the nine months ended September 30, 2022, the Company generated net cash of $742,693 from the sale of 1,100,000 shares of MariMed Inc. common stock. The average price was $0.68 per share.

During the nine months ended September 30, 2021, the Company generated net cash of $1,006,588 from the sale of 1,245,000 shares of MariMed Inc. common stock during the nine months ended September 30, 2021, and 100,000 shares of MariMed Inc. common stock at the end of December 2020 which was not transferred to the Company’s bank account until January of 2021. The average price per share was $0.79 per share.

As of September 30, 2022, the Company still owns approximately 650,000 shares of MariMed Inc. common stock.

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended September 30, 2022, and 2021 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off and we were unsuccessful in prosecuting our patent infringement. Accordingly, going forward, the Company’s sources of revenue are anticipated to be from the monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Selling general and administrative (SG&A) expenses decreased substantially to $47,296 for the three months ended September 30, 2022, from $157,284 for the three months ended September 30, 2021. The decrease of $109,988 is due to a decrease in legal fees related to the patent litigation.

Salaries and related increased by $1,364 to $52,434 from $51,070 for the three months ended September 30, 2022, and 2021, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the three months ended September 30, 2022, the Company recorded an option expense of $699, representing the expense associated with the options issued during the first quarter of 2022. For the three months ended September 30, 2021, there was $0 of option expense.

For the three months ended September 30, 2022, the Company had an interest expense of $19,126 and for September 30, 2021, the Company had an interest expense of $19,127.

For the three months ended September 30, 2022, the Company had interest income of $3,578. For the three months ended September 30, 2021, the Company had interest income of $3,578.

For the three months ended September 30, 2022, the Company had a gain on sale of marketable securities of $136,557. For the three months ended September 30, 2021, the Company had a gain on sale of marketable securities of $141,662.

As a result of the foregoing, we realized net income of $20,580 for the three months ended September 30, 2022, compared to net income of $232,759 in the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue is $0 for the nine months ended September 30, 2022 and 2021. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2022 and 2021.

Selling general and administrative (SG&A) expenses decreased by $1,052,029 from $1,476,855 to $424,826 for the nine months ended September 30, 2021 and 2022, respectively. The decrease is due to a decrease in legal costs related to the patent infringement litigation cases.

Salaries and related decreased by $1,052 to $154,083 from $155,135 for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, the Company recorded an option expense of $821,995, the estimated fair value of the options issued in the first quarter of 2022. For the nine months ended September 30, 2021, the Company recorded $109,874 of option expense.

For the nine months ended September 30, 2022, the Company had interest expense of $56,756. For the nine months ended September 30, 2021, the Company had interest expense of $56,937.

For the nine months ended September 30, 2022, the Company had interest income of $10,617. For the nine months ended September 30, 2021, the Company had interest income of $10,617.

For the nine months ended September 30, 2021, the Company recorded a loss on issuance of shares for services of $8,685.

For the nine months ended September 30, 2022, the Company had a gain on sale of marketable securities of $742,693. For the nine months ended September 30, 2021, the Company had a gain on sale of marketable securities of $1,006,588.

For the nine months ended September 30, 2021, the Company had income from the settlement of litigation in the amount of $315,000.

As a result of the foregoing, we realized a net loss of $704,350 for the nine months ended September 30, 2022 compared to a net loss of $475,281 in the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, our cash and cash equivalents were $58,000. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the nine months ended September 30, 2022. The Company raised $742,693 from selling shares of MariMed Inc. common stock. The Company used $718,497 in cash to pay for operating expenses during the nine months ended September 30, 2022.

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

Our primary cash requirements have been used to fund the cost of operations and lawsuits with additional funds having been used in connection with the exploration of new business lines, looking to expand on our legacy celebrity worlds and the collection of non-fungible tokens.

We hope to raise additional funds to be used for further expansion of our legacy celebrity worlds and collection of non-fungible tokens.  No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

The Company was notified on October 4, 2022, that the Supreme Court has denied the Petition for a writ of certiorari. The Company has exhausted all legal remedies in this patent infringement case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022 and 2021 we did not raise any funds through the sale of equity securities.

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

Date: November 4, 2022

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

