Form 10-K
period 2022-12-31
WORLDS INC
filed 2023-03-31
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2022 (closing price was $0.03) was approximately $1,713,375.

As of March 28, 2023, 57,112,506 shares of the Issuer's Common Stock were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “may, “could,” “will,” “believe,” and similar language, including those set forth in the discussion under "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we believe that the assumption and expectations reflected in such forward-looking statements are reasonable, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS.

General

On May 16, 2011, we transferred, through a spin-off to our then wholly owned subsidiary, Worlds Online Inc. (currently named MariMed Inc.), the majority of our operations and related operational assets. On January 18, 2022 we entered into an asset purchase agreement with Thom Kidrin, our CEO, for the IP that was transferred over to MariMed Inc. Mr. Kidrin received the IP through a settlement agreement that he reached with MariMed Inc. The assets purchased include: Worlds’ technology platform, Worlds Ultimate Chat, Aerosmith World, DMC Worlds, Cinema Virtual, Pearson contracts and related revenue, URLs: Worlds.com, Cybersexworld.com, Hang.com, and Worldsfunds.com, a digital inventory of over 10,000 3D objects, animation sequences, an extensive avatar library, texture maps and virtual world architectures.

Commencing in 2022, we will be focused on monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds.

As of December 31, 2022, we own 549,697 shares of MariMed Inc. common stock.

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

Recent developments

The Company has sought damages for patent infringement of the Company’s patents.  The Company's lawsuit against the Activision entities was filed in 2012. On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit, with judgment for the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  On March 10, 2022, the Federal Circuit issued an Order affirming the District Court’s judgment. On June 8, 2022, the Company petitioned the Supreme Court of the United States for a writ of certiorari, which is the process required for asking the Supreme Court to review the judgment of the Federal Circuit.

The Company was notified on October 4, 2022, that the Supreme Court denied the Petition for a writ of certiorari. The Company has exhausted all legal remedies in this patent infringement case.

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

Our Strategy

Worlds Inc. will be focused on monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds. The company is exploring strategic alliances with state of the art virtual reality platforms to refocus our positioning in the VR/AR market returning to the genesis of the company. These new platforms, if successfully developed and marketed, would enable to company to leverage its existing software assets and industry relationships.

Competition

Since all operations were transferred to Worlds Online and our business is now monetizing our collection of non-fungible tokens, the Company does not have any direct competition as it did in the past.

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

Employees

As of December 31, 2022, we had one full time employee, our president and chief executive officer, Thomas Kidrin.

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

Since inception we have incurred significant net losses as set forth in the financial information included herein. We anticipate that we will continue to incur significant losses for at least the short-term. We will not achieve profitable operations until we successfully develop sources of revenues from our portfolio of intellectual property (IP) or generate revenues from other sources that are sufficient to offset our operating costs. We may never be able to accomplish these objectives. Developing IP is very expensive and we may not have sufficient cash available to completely develop our IP to a form where it can be monetized because currently we do not generate revenues.

We are dependent upon the success of monetizing our IP assets

After all of our operations were spun off, our success is essentially dependent upon the success of our ability to monetize our IP assets such as our legacy celebrity worlds and our collection of non-fungible tokens. This is a relatively new industry and it is unclear if it will develop and be accepted in the mainstream as items to purchase and/or invest in.

It will be difficult for you to evaluate us based on our past performance because we have a relatively new business strategy with a limited operating history.

We have been actively engaged in the business of being an IP company for a relatively short period of time and, accordingly, have only limited financial results on which you can evaluate our company and its new operations.

We cannot guarantee that we will have any meaningful protection of our proprietary technologies.

We cannot be certain of the level of protection, if any that we will be able to provide for our IP.

We may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property rights.

Third parties may challenge the validity of our intellectual property rights, resulting in costly litigation or other time-consuming and expensive proceedings, which could deprive us of valuable rights. If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we may incur substantial expenses and the diversion of financial resources and technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the affected products and intellectual property rights.

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

Our chief executive officer owns a significant portion of the outstanding shares of our common stock and Mr. Kidrin may be issued an additional 20 million post reverse split shares of our common stock upon the exercise of outstanding stock options. Accordingly, in the event he receives and then exercises such options, he will be able to influence the election of our directors and thereby influence or direct our policies.

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

As of December 31, 2022, there are outstanding options to purchase an aggregate of 22,400,000 shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. Also, on such date there are outstanding warrants to purchase an aggregate of 3,400,000 shares of our common stock. The exercise of outstanding stock options and warrants will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

Year Ended December 31, 2022:	High	Low
First quarter	$0.09	$0.01
Second quarter	$0.06	$0.03
Third quarter	$0.04	$0.01
Fourth quarter	$0.01	$0.01

Year Ended December 31, 2021:	High	Low
First quarter	$0.63	$0.30
Second quarter	$0.49	$0.08
Third quarter	$0.10	$0.06
Fourth quarter	$0.07	$0.03

Holders

As of December 31, 2022, we had approximately 606 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the years ended December 31, 2022 and 2021 we did not raise any funds through the sale of equity securities.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	22,400,000	$0.11	2,600,000
Equity compensation plans not approved by stockholders	3,400,000	$0.325	—
Total	25,800,000	$0.23	2,600,000

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

Overview

General

On May 16, 2011, we transferred, through a spin-off to our then wholly owned subsidiary, Worlds Online Inc. (currently named MariMed Inc.), the majority of our operations and related operational assets. We retained our patent portfolio. We also entered into a License Agreement with MariMed Inc. to sublicense patented technologies, which agreement has since expired.

At present, the Company’s anticipated sources of revenue will be from any revenue that may be generated from monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds .

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

RESULTS OF OPERATIONS

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue was $0 for the years ended December 31, 2022 and 2021.  All the operations were transferred over to MariMed Inc. in the spin off. Sine the termination of our patent infringement lawsuits, the Company’s sources of revenue are anticipated to be from monetizing our collection of non-fungible tokens from our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Selling general and administrative (S, G & A) expenses decreased by $242,317 from $1,539,998 to $1,297,681 for the year ended December 31, 2022.   The decrease is due to a decrease in legal costs related to the patent infringement litigation cases.

Salaries and related expenses decreased by $9,319 to $206,013 from $215,332 for the year ended December 31, 2022. Salaries and related are in line with last year and are based on the terms of the CEO’s employment agreement.

For the year ended December 31, 2022, the Company recorded an option expense of $821,995, the estimated fair value of the options issued in the first quarter of 2022. For the year ended December 31, 2021, the Company recorded $109,874 of option expense.

For the year ended December 31, 2022, the Company had interest expense of $75,883. For the year ended December 31, 2021, the Company had interest expense of $76,063.

For the years ended December 31, 2022, the Company had interest income of $0. For the years ended December 31, 2021, the Company had interest income of $14,194.

For the year ended December 31, 2021, the Company recorded a loss on issuance of shares for services of $8,685.

For the year ended December 31, 2022, the Company had a gain on sale of marketable securities of $793,391. For the year ended December 31, 2021, the Company had a gain on sale of marketable securities of $1,006,588.

For the year ended December 31, 2021, the Company had income from the settlement of litigation in the amount of $315,000.

For the year ended December 31, 2022, the company had a loss on impairment of $231,462.

For the year ended December 31, 2022, the company had a loss on litigation of $17,780.

As a result of the foregoing, we had a net loss of $1,035,427 for the year ended December 31, 2022 compared to a net loss of $614,170 for the year ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, our cash and cash equivalents were $7,778. We did not raise any additional cash during the year ended December 31, 2022.

At December 31, 2021, our cash and cash equivalents were $44,421.

No capital expenditures were made in 2022 or 2021.

Our primary cash requirements have been used to fund the cost of operations including monetizing our collection of non-fungible tokens, lawsuits, and patent enforcement.

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

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flow from operations, stockholders’ deficiency, and a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contents

Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company had a working capital deficiency, net cash used in operations, and a stockholder deficiency.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Firm ID 2738

Houston, TX

March 31, 2023

Contents

Worlds Inc.
Balance Sheets
December 31, 2022 and 2021
	Audited	Audited
	December 31, 2022	December 31, 2021

ASSETS:
Current Assets
Cash and cash equivalents	$7,778	$44,421
Other Assets	—	8,222
Total Current Assets	7,778	52,643

Convertible Note Receivable	—	200,000
Accrued interest receivable	—	31,461
Total assets	$7,778	$284,104

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$797,908	$975,255
Accrued expenses	1,660,933	1,546,480
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,232,120	3,295,014

Total Liabilities	3,232,120	3,295,014

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at December 31, 2022 and 2021	57,113	57,113
Additional paid in capital	42,335,725	41,513,730
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,824,093)	(45,788,666)
Total stockholders deficit	(3,224,342)	(3,010,910)

Total Liabilities and stockholders' deficit	$7,778	$284,104

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2022 and 2021
		Audited
		December 31,
	2022		2021

Revenues
Revenue	$—		$—

Total Revenue	—		—

Cost and Expenses

Cost of Revenue	—		—

Gross Profit/(Loss)	—		—

Warrant expense	—		—
Selling, General & Admin.	1,297,681		1,649,872
Salaries and related	206,013		215,332

Operating loss	(1,503,693)		(1,865,204)

Other Income (Expense)
Impairment expense	(231,462)		—
Loss on issuance of shares for services	—		(8,685)
Gain on sale of marketable securities	793,391		1,006,588
Settlement of litigation	—		315,000
Loss on litigation	(17,780)		—
Interest income	—		14,194
Interest expense	(75,883)		(76,063)
Net Income/(Loss)	$(1,035,427)		$(614,170)

Weighted Average Income (Loss) per share - basic and diluted	$(0.02)		$(0.01)
Weighted Average Common Shares Outstanding - basic and diluted	57,112,506		57,072,544

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statement of Stockholders' Deficit
For the Year Ended December 31, 2021 and 2022 - Audited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2020	56,814,833	56,815	41,240,880	1,206,913	(45,174,496)	(2,669,888)

Fair value of stock options	—	—	109,874	—	—	109,874

Common stock issued for settlement of accounts payable - related party	297,673	298	70,512	—	—	70,810

Gain on forgiveness of accounts payable - related party	—	—	16,401	—	—	16,401

Imputed interest	—	—	76,063	—	—	76,063

Net loss	—	—	—	—	(614,170)	(614,170)

Balances, December 31, 2021	57,112,506	57,113	41,513,730	1,206,913	(45,788,666)	(3,010,910)

Fair value of stock options	—	—	821,995	—	—	821,995

Net loss	—	—	—	—	(1,035,427)	(1,035,427)

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

The accompanying notes are an integral part of these financial statements

Contents

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2022 and 2021

	Audited	Audited
	12/31/22	12/31/21
Cash flows from operating activities:
Net Income/(loss)	$(1,035,427)	$(614,170)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	821,995	109,874
Imputed interest	—	76,063
Loss on shares issued for settlement of accounts payable - related party	—	8,685
Impairment expense	231,462	—
Realized gain on sale of marketable securities	(793,391)	(1,006,588)
Litigation expense	17,780	—
Other assets	8,222	(8,222)
Accounts payable and accrued expenses	(62,894)	11,798
Net cash (used in) operating activities:	(830,034)	(1,422,560)

Cash flows from investing activities:
Accrued interest receivable - related party	—	(14,194)
Cash received from sale of marketable securities	793,391	1,006,588
Cash provided from investing activities:	793,391	992,394

Net increase/(decrease) in cash and cash equivalents	(36,643)	(430,166)

Cash and cash equivalents, including restricted, beginning of year	44,421	474,587

Cash and cash equivalents, including restricted, end of period	$7,778	$44,421

Non-cash financing activities
Shares issued for settlement of accounts payable - related party	—	62,125
Gain on forgiveness of account payable - related party	—	14,401

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Contents

Worlds, Inc.

Notes to the Financial Statements

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,148,459 and a stockholder’s deficiency of $3,148,459 and used $830,034 of cash in operations for the year ended December 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Contents

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606. There was no impact in adopting ASC 606 as the Company has no revenue at this time. In the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. The Company’s sources of revenue after the spinoff was expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. Commencing in the first half of 2023, the Company expects that its revenues will come from its expansion of its legacy celebrity worlds and its collection of non-fungible tokens. The Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2022 and 2021.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2022 and December 31, 2021. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2022 there were 22,400,000 options and 3,400,000 warrants outstanding and as of December 31, 2021, there were 11,720,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2022 or for December 31, 2021. The options and warrants may dilute future earnings per share.

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

Contents

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2022, and December 31, 2021, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

As part of the judgement on March 18, 2022, the Company is required to reimburse litigation fees in the amount of $17,780.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2022.

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

Contents

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2022 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2022	$773,279
2023	$0
2024	$0
2025	$0
2026	$0
$773,279

The Company accrued interest of $75,883 on the notes during the year ended December 31, 2022.

NOTE 4 - EQUITY

All common stock numbers and exercise prices in this Note are reflected on a post reverse split (5 to 1) basis. As a result of the reverse split on February 9, 2018, the Company had to issue an additional 167 shares due to rounding.

During the year ended December 31, 2022, the Company issued 15,900,000 options. Another 900,000 options were re-issued to Directors at a new price and an extended term.

As consideration for the IP in the Asset Purchase Agreement between the Company and Mr. Kidrin, Mr. Kidrin was granted 15,000,000 options at an exercise price of $0.07 per share for three years. The Company recorded an option expense of $751,744. The fair market value for Mr. Kidrin’s options was calculated using the Black Scholes method assuming a risk free interest of 1.35%, 0% dividend yield, volatility of 174%, and an exercise price of $0.07 per share with a market price of $0.07 per share at issuance date and an expected life of 3 years. The options vested on January 18, 2022.

The active directors of the Company received 300,000 options each on January 3, 2022. The options were for service performed during 2019, 2021 and 2022 which were never issued.  The Company recorded an option expense for these options of $31,807 for the year ended December 31, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.37%, 0% dividend yield, volatility of 142%, and an exercise price of $0.05 per share with a market price of $0.05 per share at issuance date and an expected life of 5 years. The options vest six months from the date of grant.

The active directors of the Company had their existing options repriced and the terms extended another 5 years. The total number of options that were repriced on February 16, 2022 was 900,000. The Company recorded an option expense for these options of $38,444 for the year ended December 31, 2022. The fair market value for these options was calculated using the Black Scholes method assuming a risk free interest of 1.90%, 0% dividend yield, volatility of 153%, and an exercise price of $0.08 per share with a market price of $0.08 per share at issuance date and an expected life of 5 years. The options are all vested upon date of grant.

During the year ended December 31, 2021, the Company issued 297,673 shares of common stock as settlement of accounts payable to a related party. The value of the shares at the date of issuance was $70,810 resulting in a loss of $8,685.

Contents

During the year ended December 31, 2021, the Company recorded an option expense of $109,874 representing the amortization of the value of the options issued in 2020 that had not yet vested.

During the year ended December 31, 2022, the Company recorded an option expense of $821,995.

	Stock Warrants and Options
	Stock warrants/options outstanding and exercisable on December 31, 2022 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.325	3,400,000	0.08
$0.25	5,000,000	0.74
$0.24	200,000	0.74
$0.07	15,000,000	2.05
$0.27	300,000	2.96
$0.3	100,000	3.00
$0.05	900,000	4.01
$0.08	900,000	4.13
Total	25,800,000

Exercisable
$0.325	3,400,000	0.08
$0.25	5,000,000	0.74
$0.24	200,000	0.74
$0.07	15,000,000	2.05
$0.27	300,000	2.96
$0.3	100,000	3.00
$0.05	900,000	4.01
$0.08	900,000	4.13
Total	25,800,000

Contents

NOTE 5 - INCOME TAXES

At December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $45,000,000 that expire in various years through the year 2041.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2022 and 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2022 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,317,788 less a valuation allowance in the amount of approximately $17,317,788. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $198,580 for the year ended December 31, 2022 and increased by approximately $161,009 for the year ended December 31, 2021.

The Company’s total deferred tax asset as of December 31, 2022, and 2021 are as follows:

	2022	2021
Net operating loss carry forwards	$17,317,788	$17,292,188
Valuation allowance	(17,317,788)	(17,292,188)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

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

As part of the judgement on March 18, 2022, the Company is required to reimburse litigation fees in the amount of $17,780

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, as consideration for the IP in the Asset Purchase Agreement between the Company and Mr. Kidrin, Mr. Kidrin was granted 15,000,000 options at an exercise price of $0.07 per share for three years.

During the year ended December 31, 2021, the Company issued 297,673 shares of common stock to Chris Ryan, our CFO as settlement of amounts previously recorded. The value of the shares on the date of issuance was $70,810. The Company recorded a loss of $8,685 on the issuance of the shares.

During the year ended December 31, 2021, the Company recorded a gain on forgiveness of accounts payable related party due to the Company’s CFO in the amount of $16,401.

The Company paid to the CFO, Chris Ryan, $9,000 over the year ended December 31, 2021, and $0 for the year ended December 31, 2022.

The balance in the accrued expense attributable to related parties is $53,688 and $33,899 at December 31, 2022 and December 31, 2021, respectively.

See note 11 for a discussion on the convertible note receivable from the related party.

NOTE 8 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998

– 8,161,383, – 8,407,592 and 8,640,028. All of the patents have expired.

See Legal Proceedings section for more information on the patent infringement lawsuits.

Contents

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.).

During the year ended December 31, 2022, the Company generated net cash of $793,391 from the sale of 1,200,000 shares of MariMed Inc. common stock. The average price was $0.66 per share.

During the year ended December 31, 2021 the Company generated net cash of $1,006,588 from the sale of 1,245,000 shares of MariMed Inc. common stock during the year ended December 31, 2021 and 100,000 shares of MariMed Inc. common stock at the end of December 2020 which was not transferred to the Company’s bank account until January of 2021. The average price per share was $0.79 per share.

As of December 31, 2022, the Company still owns approximately 550,000 shares of MariMed Inc. common stock.

Those shares were retained on the books of the Company with a book value of $0.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses is comprised of $53,688 owed to related parties. $205,000 is related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001. $1,305,009 is related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts. $17,780 is related to a judgement on March 18, 2022 relating to the reimbursement of legal fees. The balance of $3,572 is related to accruals for recurring operating expenses.

NOTE 11 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The note was amended with a new maturity date of October 15, 2023. All other terms remained the same. As consideration for the extension, the Company received one million warrants to purchase Real Brands, Inc. common stock at $0.05 per share. The convertible note and accrued interest of $31,461 can be converted into 28,438,561 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.  Due to doubts about the collectability and the declining stock price of Real Brands Inc., the Company elected to impair the asset and recognize a loss on impairment of $231,462.

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

Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15€ under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

1.	As of December 31, 2022, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

2.	As of December 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2022, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Except for Mr. Kidrin, all of our directors are independent.

Name	Age	Position
Thomas Kidrin	70	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	62	Vice President-Finance, Principal Accounting and Chief Financial Officer
Peter N. Christos	65	Director
Leonard Toboroff	89	Director

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

The board of directors met once during the year ended 2022 and acted by written consent.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

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

On April 17, 2020, Judge Casper issued an Order lifting the stay, and setting a pre-trial schedule with a final pretrial conference and trial to occur at a date to be determined after September 24, 2021.  On May 19, 2020, Activision submitted a renewed motion for summary judgment of patent invalidity under 35 U.S.C. 101, and claimed that the asserted patents are directed to patent-ineligible subject matter.  Worlds opposed this motion on June 9, 2020, and a hearing was held on July 22, 2020 at 3:00 p.m.  The parties proceeded with fact and expert discovery up to and including April 30, 2021.  On April 30, 2021, Judge Casper granted Activision’s summary judgment motion, entered an Order finding that all asserted patents were invalid as directed to patent-ineligible subject matter, and terminated the Company’s lawsuit, with judgment for the Activision Entities.  The Company appealed this Order on May 28, 2021 to the U.S. Court of Appeals for the Federal Circuit, sitting in Washington, D.C.  Oral argument occurred on March 8, 2022.  On March 10, 2022, the Federal Circuit issued an Order affirming the District Court’s judgment. As part of the judgment the Company had a loss on litigation in the amount of $17,780.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2022.   We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock except that each director did not file one Form 4 and one executive did not file one Form 4. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2022, and 2021, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2022	$200,000(3)			$0			$200,000(3)
	2021	$207,692(3)			$0			$207,692(3)

Chris Ryan, CFO	2021	$0(4)			$0			$0
	2020	$9,000(4)			$9,000			$9,000

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

(4) Mr. Ryan has deferred a portion of his compensation in 2022 and 2021.

Stock Option Grants

The following table sets forth information as of December 31, 2022 concerning unexercised options, unvested stock and equity incentive plan awards on a post reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2022

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Thom Kidrin	5,000,000	0	0	$0.25	08-27-23
Christopher Ryan	300,000	0	0	$0.26	11-16-25

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2022 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Leonard Toboroff	0	0	29,279		29,279
Peter N. Christos	0	0	29,279		29,279

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2022 fiscal year for the fair value of stock options granted to the named director in fiscal year 2021, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

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

Compensation Committee Interlocks and Insider Participation

One of our directors held the same position with our former subsidiary, Worlds Online Inc. (currently named MariMed Inc.), although it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months that transition had been extended longer than initially anticipated. That director passed away in January of 2023. In addition, our CEO was the CEO of MariMed from inception in 2011 until July 20, 2017 when he was replace by another of our directors and our CFO was the CFO of MariMed from inception in 2011 until July 20, 2017. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and was a director of MariMed Inc. until June 2019, and until July 20, 2017 was also its CEO and Mr. Fireman who was one of our directors and was a director of MariMed Inc. and its CEO since July 20, 2017 may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 1, 2023, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 57,112,506 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF FEBRUARY 1, 2023

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	21,000,000(3)	27.2%
Christopher Ryan	974,929(4)	1.7%
Leonard Toboroff	650,000(5)	1.1%
Peter N. Christos	650,000(5)	1.1%
All directors and executive officers as a group (one person)	22,274,929(6)

*less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 20 million currently exercisable stock options

(4) Includes 300,000 currently exercisable stock options.

(5) Consists of 650,000 stock options which are currently exercisable.

(6) Includes 21,600,000 currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors” although we believe that we meet that standard inasmuch as Messrs. Toboroff and Christos are “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our directors meets the definition of such term as contained in NASDAQ Rule 5605(a)(2). We currently own less than 1% of the outstanding common stock of our former wholly-owned subsidiary, MariMed Inc., and its former CEO and Director was also a Director of the Company up until the time of his death in January 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, M&K CPAS PLLC (“M&K”), for our audit of the annual financial statements for the years ended December 31, 2022 and 2021. M&K was retained on December 12, 2018 after the Company was informed by L&L of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2022	2021
	M&K	M&K/L&L

Audit Fees (1)	$25,400 (2)	$23,000
Audit-Related Fees (3)	—	—
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$25,400	$23,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2022 and 2021 relate to (i) the audit of our annual financial statements for the years ended December 31, 2021 and 2020, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2022 and 2021.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Dated: March 31, 2023	WORLDS INC.
(Registrant)

By:/s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	March 31, 2023

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	March 31, 2023
/s/ Leonard Toboroff Leonard Toboroff	Director	March 31, 2023
/s/ Peter N. Christos Peter N. Christos	Director	March 31, 2023

