Form 10-Q
period 2023-03-31
WORLDS INC
filed 2023-05-15
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

As of May 10, 2023, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
March 31, 2023 and December 31, 2022
	Unaudited	Audited
	March 31, 2023	December 31, 2022

ASSETS:
Current Assets
Cash and cash equivalents	$80,675	$7,778
Total Current Assets	80,675	7,778

Total assets	$80,675	$7,778

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$800,358	$797,908
Accrued expenses	1,715,890	1,660,933
Due to related party	—	—
Loan payable related party	45,000	—
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,334,527	3,232,120

Total Liabilities	3,334,527	3,232,120

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at March 31, 2023 and December 31, 2022	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,853,603)	(46,824,093)
Total stockholders deficit	(3,253,852)	(3,224,342)

Total Liabilities and stockholders' deficit	$80,675	$7,778

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Three Months Ended March 31, 2023 and 2022

	Unaudited
	March 31,
	2023	2022
Revenues
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Option expense	—	805,392
Selling, General & Admin.	25,724	236,625
Salaries and related	54,110	49,894

Operating loss	(79,834)	(1,091,911)

Other Income (Expense)
Gain on sale of marketable securities	69,035	367,369
Interest income	—	3,500
Interest expense	(18,711)	(18,711)
Net Income/(Loss)	$(29,510)	$(739,753)

Weighted Average Income (Loss) per share - basic and diluted	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding - basic and diluted	57,112,506	57,112,506

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2022 and 2023 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2021	57,112,506	57,113	41,513,730	1,206,913	(45,788,666)	(3,010,910)

Fair value of stock options	—	—	805,392	—	—	805,392

Imputed interest	—	—	18,711	—	—	18,711
						—
Net loss	—	—	—	—	(739,753)	(739,753)

Balances, March 31, 2022	57,112,506	57,113	42,337,833	1,206,913	(46,528,419)	(2,926,560)

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

Net loss	—	—	—	—	(29,510)	(29,510)

Balances, March 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,853,603)	(3,253,852)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022

	Unaudited
	March 31,
	2023	2022
Cash flows from operating activities:
Net Income/(loss)	$(29,510)	$(739,753)
Adjustments to reconcile net loss to net cash (used in) operating activities
Fair value of stock options issued	—	805,392
Realized gain on sale of marketable securities	(69,035)	(367,369)
Accounts payable and accrued expenses	57,407	(61,060)
Net cash (used in) operating activities:	(41,138)	(362,790)

Cash flows from investing activities:
Accrued interest receivable - related party	—	(3,500)
Cash received from sale of marketable securities	69,035	367,369
Cash provided from investing activities	69,035	363,869

Cash flows from financing activities
Loan payable related party	45,000	—
Net cash provided by financing activities	45,000	—

Net increase/(decrease) in cash and cash equivalents	72,897	1,079

Cash and cash equivalents, including restricted, beginning of year	7,778	44,421

Cash and cash equivalents, including restricted, end of period	$80,675	$45,500

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2023

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,253,852 and a stockholder’s deficiency of $3,253,852 and used $41,138 of cash in operations for the three months ended March 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the first quarter of 2023 and 2022.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2023 and December 31, 2022. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2023, there were 22,400,000 options and no warrants outstanding and as of March 31, 2022, there were 27,620,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2023 or for March 31, 2022. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2023, and December 31, 2022 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at March 31, 2023 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2023	$773,279
2024	$-0-
2025	$-0-
2026	$-0-
2027	$-0-
$773,279

The Company accrued interest of $18,711 on the notes during the quarter ended March 31, 2023.

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

No options were issued during the three months ended March 31, 2023.

	Stock Warrants and Options
	Stock warrants/options outstanding and exercisable on March 31, 2023 are as follows

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
$0.25	5,000,000	0.49
$0.24	200,000	0.49
$0.07	15,000,000	1.80
$0.27	300,000	2.71
$0.3	100,000	2.75
$0.05	900,000	3.76
$0.08	900,000	3.88
Total	22,400,000

Exercisable
$0.25	5,000,000	0.49
$0.24	200,000	0.49
$0.07	15,000,000	1.80
$0.27	300,000	2.71
$0.3	100,000	2.75
$0.05	900,000	3.76
$0.08	900,000	3.88
Total	22,400,000

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023, Mr. Kidrin the CEO of the Company loaned to the Company $45,000 to cover operating expenses.

During the three months ended March 31, 2022, the Company entered into an asset purchase agreement with Thom Kidrin the CEO of the Company. The Company purchased certain IP which was transferred to Worlds Online Inc., now called MariMed Inc. Mr. Kidrin received the IP as part of a settlement agreement he signed with MariMed Inc. The purchase price was 15 million options to purchase Worlds Inc. common stock at $0.07 per share for three years, the closing market price on the date of the agreement.

The balance in the accrued expense attributable to related parties is $81,934 and $53,688 at March 31, 2023 and December 31, 2022, respectively.

See note 9 for a discussion on the convertible note receivable from the related party.

NOTE 7 - PATENTS

Worlds Inc. currently has nine patents, 6,219,045 - 7,181,690 - 7,493,558 – 7,945,856, - 8,082,501, – 8,145,998

– 8,161,383, – 8,407,592 and 8,640,028. All of the patents have expired.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $81,934 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, (iii) $1,399,604 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $11,572 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

 During the three months ended March 31, 2023 the Company generated net cash of $69,035 from the sale of 185,668 shares of MariMed Inc. common stock. The average price was $0.40 per share.

During the three months ended March 31, 2022 the Company generated net cash of $367,369 from the sale of 500,000 shares of MariMed Inc. common stock. The average price was $0.73 per share.

As of March 31, 2023, the Company still owns approximately 364,000 shares of MariMed Inc. common stock.

NOTE 10 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Our net revenues for each of the three months ended March 31, 2023 and 2022 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off and we were unsuccessful in prosecuting our patent infringement. Accordingly, going forward, the Company’s sources of revenue are anticipated to be from the monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Selling general and administrative (SG&A) expenses decreased substantially to $25,724 for the three months ended March 31, 2023 from $236,625 for the three months ended March 30, 2022. The decrease of $210,901 is due to no legal fees related for the patent litigation in 2023.

Salaries and related increased by $4,216 to $54,110 from $49,894 for the three months ended March 31, 2023 and 2022, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

There was no option expense for the three months ended March 31, 2023.

For the three months ended March 31, 2022, the Company recorded an option expense of $805,392, representing the expense associated with the options issued and reissued during the quarter.

For the three months ended March 31, 2023 and 2022 the Company had an interest expense of $18,711.

For the three months ended March 31, 2023 the Company had $0 in interest income. For the three months ended March 31, 2022 the Company had interest income of $3,500.

For the three months ended March 31, 2023, the Company had a gain on sale of marketable securities of $69,035. For the three months ended March 31, 2022, the Company had a gain on sale of marketable securities of $367,369.

As a result of the foregoing, we realized a net loss of $29,510 for the three months ended March 31, 2023 compared to a net loss of $739,753 in the three months ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, our cash and cash equivalents were $80,675. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the three months ended March 31, 2023. The Company raised $69,035 from selling shares of MariMed Inc. common stock. The Company used $41,138 in cash to pay for operating expenses during the three months ended March 31, 2023.

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

Historically, primary cash requirements have been used to fund the cost of operations and lawsuits, and patent enforcement, with additional funds having been used in connection with the exploration of new business lines.

We hope to raise additional funds to be used for further expansion of our legacy celebrity worlds and collection of non-fungible tokens. No assurances can be given that we will be able to raise any additional funds.

Item 4. Controls And Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

PART II OTHER INFORMATION

Legal Proceedings

None

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2022 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023 and 2022 we did not raise any funds through the sale of equity securities.

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
19

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2023

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

