Form 10-Q
period 2023-06-30
WORLDS INC
filed 2023-08-11
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

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

As of August 10, 2023, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2023 and December 31, 2022
	Unaudited	Audited
	June 30, 2023	December 31, 2022

ASSETS:
Current Assets
Cash and cash equivalents	$45,902	$7,778
Other Assets	—	—
Total Current Assets	45,902	7,778

Convertible Note Receivable	—	—
Accrued interest receivable	—	—
Patents	—	—
Total assets	$45,902	$7,778

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$800,558	$797,908
Accrued expenses	1,794,534	1,660,933
Due to related party	—	—
Loan payable related party	27,000	—
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,395,371	3,232,120

Total Liabilities	3,395,371	3,232,120

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at June 30, 2023 and December 31, 2022	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,949,220)	(46,824,093)
Total stockholders’ deficit	(3,349,469)	(3,224,342)

Total Liabilities and stockholders' deficit	$45,902	$7,778

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Six and Three Months Ended June 30, 2023 and 2022

	Unaudited			Unaudited
	Six Months Ended June 30			Three Months Ended June 30
	2023		2022	2023		2022
Revenue
Revenue		$—	—		$—	—

Total Revenue		—	—		—	—

Cost and Expenses

Cost of Revenue		—	—		—	—

Gross Profit/(Loss)		—	—		—	—

Option expense		—	821,296		—	15,904
Selling, General & Admin.		56,402	377,530		30,678	140,905
Salaries and related		107,934	101,649		53,825	51,755

Operating loss		(164,336)	(1,300,475)		(84,502)	(208,563)

Other Income (Expense)
Gain on sale of marketable securities		76,839	606,136		7,804	238,767
Interest income		—	7,039		—	3,539
Interest expense		(37,630)	(37,630)		(18,919)	(18,919)
Net Income/(Loss)		$(125,127)	(724,930)		$(95,617)	14,823

Weighted Average Loss per share, basic and diluted	$	**	(0.01)	$	**	**
Weighted Average Common Shares Outstanding, basic and diluted		57,112,506	57,112,506		57,112,506	57,112,506

**=less than $0.01

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2022 and 2023 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2021	57,112,506	57,113	41,513,730	1,206,913	(45,788,666)	(3,010,910)

Fair value of stock options	—	—	805,392	—	—	805,392
Imputed interest	—	—	18,711	—	—	18,711
Net Loss	—	—	—	—	(739,753)	(739,753)

Balances, March 31, 2022	57,112,506	57,113	42,337,833	1,206,913	(46,528,419)	(2,926,560)

Fair value of stock options	—	—	15,904	—	—	15,904
Imputed interest	—	—	18,919	—	—	18,919
Net Income	—	—	—	—	14,823	14,823

Balances, June 30, 2022	57,112,506	57,113	42,372,656	1,206,913	(46,513,596)	(2,876,914)

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

Net Loss	—	—	—	—	(29,510)	(29,510)

Balances. March 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,853,603)	(3,253,852)

Net Loss	—	—	—	—	(95,617)	(95,617)

Balances, June 30, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,949,220)	(3,349,469)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022

	Unaudited	Unaudited
	6/30/2023	6/30/2022
Cash flows from operating activities:
Net loss	$(125,127)	$(724,930)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of stock options issued for services	—	821,296
Realized gain on sale of marketable securities	(76,839)	(606,136)
Imputed interest	—	37,630
Changes in assets and liabilities
Accounts payable and accrued expenses	136,251	(134,405)
Net cash (used in) operating activities:	(65,715)	(606,544)

Cash flows from investing activities
Cash received from sale of marketable securities	76,839	606,136
Accrued interest receivable - related party	—	(7,039)
Cash provided by investing activities	76,839	599,097

Cash flows from financing activities
Loan payable related party	27,000	—
Net cash provided by financing activities	27,000	—

Net increase/(decrease) in cash and cash equivalents	38,124	(606,545)

Cash and cash equivalents, including restricted, beginning of year	7,778	44,421

Cash and cash equivalents, including restricted, end of period	$45,902	$(562,124)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2023

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,349,469 and a stockholder’s deficiency of $3,349,469 and used $65,715 of cash in operations for the six months ended June 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2023 and 2022.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2023 and December 31, 2022. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2023, there were 22,400,000 options and no warrants outstanding and as of June 30, 2022, there were 27,620,000 options and 4,380,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for June 30, 2023 or for June 30, 2022. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2023, and December 31, 2022 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Notes payable at June 30, 2023 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2023	$773,279
2024	$-0-
2025	$-0-
2026	$-0-
2027	$-0-
$773,279

The Company accrued interest of $37,630 on the notes during the six months ended June 30, 2023.

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

No options were issued during the six months ended June 30, 2023.

	Stock Options
	Stock options outstanding and exercisable on June 30, 2023 are as follows

Exercise Price per Share	Shares Under Option	Remaining Life in Years
Outstanding
$0.25	5,000,000	0.24
$0.24	200,000	0.24
$0.07	15,000,000	1.55
$0.27	300,000	2.46
$0.3	100,000	2.50
$0.05	900,000	3.51
$0.08	900,000	3.63
Total	22,400,000

Exercisable
$0.25	5,000,000	0.24
$0.24	200,000	0.24
$0.07	15,000,000	1.55
$0.27	300,000	2.46
$0.3	100,000	2.50
$0.05	900,000	3.51
$0.08	900,000	3.63
Total	22,400,000

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, Mr. Kidrin the CEO of the Company loaned to the Company $47,000 to cover operating expenses. The Company repaid Mr. Kidrin $20,000 In April of 2023.

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

The balance in the accrued expense attributable to related parties is $140,759 and $53,688 at June 30, 2023 and December 31, 2022, respectively.

See note 9 for a discussion on the convertible note receivable from the related party.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $140,759 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, (iii) $1,399,604 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $12,472 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 8 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

During the six months ended June 30, 2023 the Company generated net cash of $76,839 from the sale of 200,000 shares of MariMed Inc. common stock. The average price was $0.40 per share.

During the six months ended June 30, 2022 the Company generated net cash of $606,136 from the sale of 900,000 shares of MariMed Inc. common stock. The average price was $0.70 per share.

As of June 30, 2023, the Company still owns approximately 350,000 shares of MariMed Inc. common stock.

NOTE 9 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We have had to limit our operations since mid- 2001 due to a lack of liquidity.  However, we were able to issue equity and convertible debt in the last few years and raise small amounts of capital from time to time that, prior to the spinoff, was used to enable us to begin upgrading our technology, develop new products and actively solicit additional business, and more recently to expand on our legacy celebrity worlds and our collection of non-fungible tokens.

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

RESULTS OF OPERATIONS

Our net revenues for each of the six months ended June 30, 2023 and 2022 were $0.  All the operations were transferred over to Worlds Online Inc. in the spin off and we were unsuccessful in prosecuting our patent infringement. Accordingly, going forward, the Company’s sources of revenue are anticipated to be from the monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Selling general and administrative (SG&A) expenses decreased substantially to $30,678 for the three months ended June 30, 2023 from $140,905 for the three months ended June 30, 2022. The decrease of $110,227 is due to a decrease in legal fees related to the patent litigation.

Salaries and related increased by $2,069 to $53,824 from $51,755 for the three months ended June 30, 2023 and 2022, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the three months ended June 30, 2022, the Company recorded an option expense of $15,904, representing the expense associated with the options issued during the first quarter of 2022.  There was no option expense for the three months ended June 30, 2023.

For the three months ended June 30, 2023 the Company had an interest expense of $18,919 and for the three months ended June 30, 2022 the Company had an interest expense of $18,891.

For the three months ended June 30, 2022 the Company had interest income of $3,539. The Company had no interest income for the three months ended June 30, 2023.

For the three months ended June 30, 2023, the Company had a gain on sale of marketable securities of $7,804. For the three months ended June 30, 2022, the Company had a gain on sale of marketable securities of $238,767.

As a result of the foregoing, we realized a net loss of $95,617 for the three months ended June 30, 2023 compared to net income of $14,823 in the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenue is $0 for the six months ended June 30, 2023 and 2022. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2023 and 2022.

Selling general and administrative (SG&A) expenses decreased by $321,128 from $377,530 to $56,402 for the six months ended June 30, 2022 and 2023, respectively. The decrease is due to a decrease in legal costs related to the patent infringement litigation cases.

Salaries and related increased by $6,285 to $107,934 from $101,649 for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2022, the Company recorded an option expense of $821,296, the estimated fair value of the options issued in the first quarter of 2022. No option expense was recorded for the six months ended June 30, 2023.

For the six months ended June 30, 2023, the Company had interest expense of $37,630. For the six months ended June 30, 2022, the Company had interest expense of $37,630.

For the six months ended June 30, 2022 the Company had interest income of $7,039. No interest income was recorded for the six months ended June 30, 2023.

For the six months ended June 30, 2023, the Company had a gain on sale of marketable securities of $76,839. For the six months ended June 30, 2022, the Company had a gain on sale of marketable securities of $606,136.

As a result of the foregoing, we realized a net loss of $125,127 for the six months ended June 30, 2023 compared to a net loss of $724,930 in the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, our cash and cash equivalents were $45,902. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the six months ended June 30, 2023. The Company raised $76,839 from selling shares of MariMed Inc. common stock. The Company used $65,715 in cash to pay for operating expenses during the six months ended June 30, 2023.

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

Item 4. Controls And Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023 and 2022 we did not raise any funds through the sale of equity securities.

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

Date: August 11, 2023

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

