Form 10-K
period 2023-12-31
WORLDS INC
filed 2024-04-15
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2023 (closing price was $0.03) was approximately $1,713,375.

As of April 12, 2024, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Table of Contents	1

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

Table of Contents	2

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

We have been focused on monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds as well as developing additional applications with our technology to fill anticipated niche needs of the marketplace.

As of December 31, 2023, we own 349,697 shares of MariMed Inc. common stock.

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

Recent developments

The Company has sold a URL during the year and continues to seek out business partners that can help us leverage our IP.

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

Table of Contents	3

Our core technology includes:

•	WorldsShaper: WorldsShaper is the visual authoring component of our platform. It allows for quick assembly of pieces to create multi-user, shared state, virtual worlds. The WorldsShaper is an advanced compositing 3D building tool that integrates pre-existing or custom content, such as 3D models, textures or images created in Adobe's Photoshop, or midi or wave sound files, with architectural geometry and interactive behaviors and actions written in Java. The architectural building blocks for creating 3D worlds, the flexibility and power of integrating professional modeling and imaging tools, and the extensibility via Java make the WorldsShaper a tool well-suited for rapid creation of 3D environments.

•	WorldsServer: WorldsServer is the scalable software that we use to control and operate our on-line virtual communities. WorldsServer manages the registration and authentication of users, the locations of users within the 3D environment, the physical structure of the 3D environment, all information regarding objects that are "shared" by the participants and any of the interactions between the users such as text chat. This platform also integrates an HTTP server for the delivery of other content such as audio and video streaming and secure e-commerce applications.

•	WorldsBrowser: WorldsBrowser is used to access the 3D environments. The browser is optimized for speed, delivering relatively fast frame rates per second in highly textured virtual 3D worlds.

•	WorldsPlayer™: The WorldsPlayer allows users to view and experience our multi-user, interactive technology. Any world created with the WorldsShaper will be viewable and navigable with the WorldsPlayer. The WorldsPlayer has a high frame rate for fast, quality graphics, an easy-to-use graphic user interface, 2D web browser integration, automatic upgrade capability over the internet and a complete communication tool set including text chat, voice-to-voice chat, e-mail and animation.

•	Worlds Gamma Libraries: The Worlds Gamma Libraries are composed of sample worlds, textures, models, avatars, actions, sensors, sounds, motion sequences, and other behaviors.

Our Strategy

Worlds Inc. will be focused on monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds. The company is exploring strategic alliances with state of the art virtual reality platforms to refocus our positioning in the VR/AR market returning to the genesis of the company. These new platforms, if successfully developed and marketed, would enable the company to leverage its existing software assets and industry relationships.

Competition

Since all operations were transferred to Worlds Online and our business is now monetizing our collection of non-fungible tokens, the Company does not have any direct competition as it did in the past.

Currently, there are many companies collaborating to establish standardization of 3D usage on the Internet, the adoption of which may require changes to our technology.

Table of Contents	4

Intellectual Property

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

Employees

As of December 31, 2023, we had one employee, our president and chief executive officer, Thomas Kidrin.

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

The Company created a wholly-owned subsidiary named Worlds Online Inc. on January 25, 2011. On May 16, 2011, Worlds Inc. transferred to Worlds Online Inc. the majority of its operations. Worlds Online Inc. changed its name to MariMed Inc. in 2017.

Table of Contents	5

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

Table of Contents	6

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

Table of Contents	7

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

Table of Contents	8

ITEM 1C. CYBERSECURITY.

The Company’s board of directors oversees, among other things, the adequacy and effectiveness of the Company’s ability to assess, identify, and manage material risks from cybersecurity threats. Management has been informed as to the need to be constantly aware of the possibility of cybersecurity breaches and to inform the board of directors immediately upon receipt of any information with respect to an actual or even a potential breach. In such event, evaluation of the degree of the breach will be made and third-party experts consulted and/or retained, as necessary, to address any such situation. As a technology-based company, management believes that the security it currently has in place to protect its proprietary information, and that the personal information of its employees and customers, is sufficient and appropriate for its current level of business activities. This is a fluid situation and management and the board of directors intends to meet periodically to assess the adequacy of the then-current status and determine if any additional steps are indicated.

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

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

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

Table of Contents	9

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

Year Ended December 31, 2023:	High	Low
First quarter	$0.015	$0.006
Second quarter	$0.009	$0.005
Third quarter	$0.014	$0.005
Fourth quarter	$0.009	$0.004

Year Ended December 31, 2022:	High	Low
First quarter	$0.09	$0.01
Second quarter	$0.06	$0.03
Third quarter	$0.04	$0.01
Fourth quarter	$0.01	$0.01

Table of Contents	10

Holders

As of December 31, 2023, we had approximately 606 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the years ended December 31, 2023 and 2022 we did not raise any funds through the sale of equity securities.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	16,600,000	$0.07	8,400,000
Equity compensation plans not approved by stockholders	--	$--	—
Total	16,600,000	$0.23	8,400,000

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

Table of Contents	11

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

At present, the Company’s anticipated sources of revenue will be from any revenue that may be generated from monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds and from other applications of our technology that we may develop.

Revenues

We generated no operating revenue during the year because we transferred the operations of the Company to MariMed Inc. and our other anticipated revenue generation streams did not produce any income during the year. We sold a URL during the year which generated income.

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

Table of Contents	12

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

RESULTS OF OPERATIONS

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue was $0 for the years ended December 31, 2023 and 2022.  Since the termination of our patent infringement lawsuits, the Company’s sources of revenue are anticipated to be from monetizing our collection of non-fungible tokens from our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Selling general and administrative (S, G & A) expenses decreased by $1,196,229 from $1,297,680 to $101,451 for the year ended December 31, 2023.   The Company recorded option expense of $821,995 in the year ended December 31, 2022 and $0 for 2023. The balance of the decrease is for legal costs related to the patent infringement litigation cases.

Salaries and related expenses increased by $9,571 to $215,584 from $206,013 for the year ended December 31, 2023. Salaries and related expenses are based on the terms of the CEO’s employment agreement.

For the year ended December 31, 2023, the Company had interest expense of $77,625. For the year ended December 31, 2022, the Company had interest expense of $75,883.

For the year ended December 31, 2023, the Company had a gain on sale of marketable securities of $76,839. For the year ended December 31, 2022, the Company had a gain on sale of marketable securities of $793,391.

For the year ended December 31, 2023, the Company had a gain on sale of a URL of $400,000.

For the year ended December 31, 2022, the company had a loss on impairment of $231,462.

For the year ended December 31, 2022, the company had a loss on litigation of $17,780.

As a result of the foregoing, we had net income of $82,179 for the year ended December 31, 2023 compared to a net loss of $1,035,427 for the year ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, our cash and cash equivalents were $244,856. We did not raise any additional cash during the year ended December 31, 2023.

At December 31, 2022, our cash and cash equivalents were $7,778.

No capital expenditures were made in 2023 or 2022.

Our primary cash requirements have been used to fund the cost of operations including monetizing our collection of non-fungible tokens, lawsuits, and patent enforcement.

Table of Contents	13

Recent Accounting Pronouncements

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Table of Contents	14

ITEM 8. FINANCIAL STATEMENTS.

Table of Contents	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Contents	16

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

The Woodlands, TX

April 15, 2024

Contents	17

Worlds Inc.
Balance Sheets
December 31, 2023 and December 31, 2022
	Audited	Audited
	December 31, 2023	December 31, 2022

ASSETS:
Current Assets
Cash and cash equivalents	$244,856	$7,778
Prepaid expenses	20,545	—
Total Current Assets	265,401	7,778

Total assets	$265,401	$7,778

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$798,108	$797,908
Accrued expenses related party	148,151	53,688
Accrued expenses	1,688,026	1,607,245
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,407,564	3,232,120

Total Liabilities	3,407,564	3,232,120

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at December 31, 2023 and December 31, 2022	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,741,914)	(46,824,093)
Total stockholders' deficit	(3,142,163)	(3,224,342)

Total Liabilities and stockholders' deficit	$265,401	$7,778

The accompanying notes are an integral part of these financial statements

Contents	18

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2023 and 2022

		Audited
		December 31,
	2023		2022
Revenue
Revenue	$—		$—

Total Revenue	—		—

Cost and Expenses

Cost of Revenue	—		—

Gross Profit/(Loss)	—		—

Selling, General & Admin.	101,451		1,297,680
Salaries and related	215,584		206,013

Operating loss	(317,035)		(1,503,693)

Other Income (Expense)
Gain on sale of URL	400,000		—
Impairment expense	—		(231,462)
Gain on sale of marketable securities	76,839		793,391
Loss on litigation	—		(17,780)
Interest expense	(77,625)		(75,883)
Net Income/(Loss)	$82,179		$(1,035,427)

Weighted Average Gain (Loss) per share, basic and diluted	$0.00		$(0.02)
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506		57,112,506

The accompanying notes are an integral part of these financial statements

Contents	19

Worlds Inc.
Statement of Stockholders' Deficit
For the Year Ended December 31, 2022 and 2023

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2021	57,112,506	$57,113	$41,513,730	$1,206,913	$(45,788,666)	$(3,010,910)

Fair value of stock options	—	—	821,995	—	—	821,995

Net Income	—	—	—	—	(1,035,427)	(1,035,427)

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

Net Income	—	—	—	—	82,179	82,179

Balances, December 31, 2023	57,112,506	$57,113	$42,335,725	$1,206,913	$(46,741,914)	$(3,142,163)

The accompanying notes are an integral part of these financial statements

Contents	20

Worlds Inc.
Statements of Cash Flows
Year Ended December 31, 2023 and 2022

	Audited	Audited
	12/31/2023	12/31/2022
Cash flows from operating activities:
Net Income/(loss)	$82,179	$(1,035,427)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of stock options issued for services	—	821,995
Impairment expense	—	231,462
Realized gain on sale of marketable securities	(76,839)	(793,391)
Realized gain on sale of URL	(400,000)	—
Prepaid expenses	(20,545)	—
Other assets	—	8,222
Accounts payable and accrued expenses related party	94,463	19,789
Accounts payable and accrued expenses	80,981	(82,683)
Net cash (used in) operating activities:	(239,761)	(830,034)

Cash flows from investing activities:
Cash received from sale of marketable securities	76,839	793,391
Cash received from sale of URL	400,000	—
Cash provided by investing activities	476,839	793,391

Cash flows from financing activities:
Loan proceeds from related party	47,000	—
Repayment of related party loan	(47,000)	—
Cash provided by financing activities	—	—

Net increase/(decrease) in cash and cash equivalents	237,078	(36,643)

Cash and cash equivalents, including restricted, beginning of year	7,778	44,421

Cash and cash equivalents, including restricted, end of period	$244,856	$7,778

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,742	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Contents	21

Worlds, Inc.

Notes to the Financial Statements

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,142,163 and a stockholder’s deficiency of $3,142,163 and used $239,761 of cash in operations for the year ended December 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Contents	22

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

Advertising Costs

Advertising costs are expenses as incurred. There were no advertising costs in the years ended December 31, 2023 and 2022.

Research and Development Costs

Research and development costs are charged to operations as incurred. There were no research and development costs in the years ended December 31, 2023 and 2022.

Prepaid Expenses

Prepaid expenses is a retainer paid to a law firm. The balance at December 31, 2023 is $20,545. The balance at December 31, 2022 is $0.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2023 and 2022.

Contents	23

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2023 and December 31, 2022. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2023 there were 16,600,000 options outstanding and as of December 31, 2022 there were 22,400,000 options and 3,400,000 warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2023 or for December 31, 2022. The options may dilute future earnings per share.

Contents	24

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2023, and December 31, 2022, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

As part of the judgement on March 18, 2022, the Company was required to reimburse litigation fees in the amount of $17,780.

Risk and Uncertainties

The Company is subject to risks common to companies in the technology industries, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2023.

Contents	25

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

Contents	26

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

Contents	27

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2023 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2023	$773,279
2024	$0
2025	$0
2026	$0
2027	$0
$773,279

The Company accrued interest of $77,625 on the notes during the year ended December 31, 2023.

NOTE 4 - EQUITY

The Company did not issue any options in the year ending December 31, 2023.

As detailed below, during the year ended December 31, 2022, the Company issued 15,900,000 options. In addition, another 900,000 options were re-issued to Directors at a new price and an extended term.

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

Contents	28

No option expense was recorded during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company recorded an option expense of $821,995.

	Stock Warrants and Options
	Stock warrants/options outstanding and exercisable on December 31, 2023 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.07	15,000,000	1.05
$0.27	300,000	1.88
$0.05	600,000	3.01
$0.08	700,000	3.13
Total	16,600,000

Exercisable
$0.07	15,000,000	1.05
$0.27	300,000	1.88
$0.05	600,000	3.01
$0.08	700,000	3.13
Total	16,600,000

Contents	29

NOTE 5 - INCOME TAXES

At December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $45,000,000 that expire in various years through the year 2042.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2023 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2023 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,235,609 less a valuation allowance in the amount of approximately $17,235,609. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $198,580 for the year ended December 31, 2022. The Company had net income in 2023.

The Company’s total deferred tax asset as of December 31, 2023, and 2022 are as follows:

	2023	2022
Net operating loss carry forwards	$17,235,609	$17,317,788
Valuation allowance	(17,235,609)	(17,317,788)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

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

Contents	30

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  Prior to its expiration, Mr. Kidrin agreed to a one year extension of his employment agreement. The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million vested on August 28, 2019 and the remaining 1.5 million vested on August 28, 2020 ; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, Mr. Kidrin the CEO of the Company loaned to the Company $47,000 to cover operating expenses. The Company repaid Mr. Kidrin $20,000 in April of 2023 and $27,000 in November of 2023 with accrued interest of $1,742.

During the year ended December 31, 2022, the Company entered into an asset purchase agreement with Thom Kidrin the CEO of the Company. The Company purchased certain IP which was transferred to Worlds Online Inc., now called MariMed Inc. Mr. Kidrin received the IP as part of a settlement agreement he signed with MariMed Inc. The purchase price was 15 million options to purchase Worlds Inc. common stock at $0.07 per share for three years, the closing market price on the date of the agreement. As a related party transaction, the transaction was approved by the Company’s independent directors.

The balance in the accrued expense attributable to related parties is comprised of accrued salary due the CEO based on an employment agreement for $91,963 and an accrued consulting fee to the CFO in the amount of $56,188 for a total of $148,151 at December 31, 2023. The balance at December 31, 2022 was $53,688, comprised of an accrued consulting fee to the CFO.

See note 11 for a discussion on the convertible note receivable from the related party.

Contents	31

NOTE 8 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.).

During the year ended December 31, 2023 the Company generated net cash of $76,839 from the sale of 200,000 shares of MariMed Inc. common stock. The average price was $0.38 per share.

During the year ended December 31, 2022, the Company generated net cash of $793,391 from the sale of 1,200,000 shares of MariMed Inc. common stock. The average price was $0.66 per share.

As of December 31, 2023, the Company still owns approximately 350,000 shares of MariMed Inc. common stock.

Those shares were retained on the books of the Company with a book value of $0.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $148,151 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, for which collection has not been sought in two decades so the Company does not expect it will ever have to pay it, (iii) $1,456,776 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $8,470 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 11 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

The Company made an investment in the form of a convertible note in the amount of $200,000 to Canadian American Standard Hemp (CASH). The convertible note has a 7% annual interest rate and matures in 2 years. Interest and principle is payable at maturity. The note can be converted at any time, either all or part of the amount due can be converted into the borrower’s equity. During the year ended December 31, 2020, CASH merged with Real Brands, Inc. The note was amended with a new maturity date of October 15, 2023. All other terms remained the same. As consideration for the extension, the Company received one million warrants to purchase Real Brands, Inc. common stock at $0.05 per share. The convertible note and accrued interest of $31,461 can be converted into 28,438,561 shares of Real Brands common stock at a conversion price of $0.008139. If converted into common stock, the Company would own approximately 1% of Real Brands Inc. Messrs. Kidrin, Toboroff and Christos are Directors of Real Brands and Mr. Kidrin is the CEO and Mr. Ryan is the CFO of Real Brands.  Due to doubts about the collectability and the declining stock price of Real Brands Inc., the Company elected to impair the asset and recognize a loss on impairment of $231,462 for the year ended December 31, 2022.

NOTE 12 – PREPAID EXPENSES

Prepaid expenses is comprised of a retainer paid to a law firm in the amount of $20,545.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Contents	32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2023, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Table of Contents	33

2.	As of December 31, 2023, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2023, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our directors and executive officers. Our directors are elected annually and serve until the next annual meeting of stockholders.  Mr. Toboroffis an independent director. Peter Christos resigned as a director during the year.

Name	Age	Position
Thomas Kidrin	71	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	63	Vice President-Finance, Principal Accounting and Chief Financial Officer
Leonard Toboroff	90	Director

Table of Contents	34

Thomas Kidrin became a director on October 1997 and has been president, secretary and treasurer from December 1997 through July 2007 then added the title chief executive officer since August 2007. Mr. Kidrin was also president and a director of Worlds Acquisition Corp. from April 1997 to December 1997. He has been the chairman and president of Datastream Corporation, a designer and developer of interactive products and services, since 1993. From December 1991 to June 1996, Mr. Kidrin was a founder, director, and President of UC Television Network Corp., a company engaged in the design and manufacture of interactive entertainment/advertising networks in the college market under the brand name College Television Network, the largest private network on college campuses in the United States sold to MTV in 1996 now operating under MTVU. Mr. Kidrin was a director of MariMed Inc. and was its CEO from its inception in 2011 until July 20, 2017. Mr. Kidrin is currently the CEO and Chairman of Real Brands Inc. Mr. Kidrin has attended Drake University and the New School of Social Research.

Christopher J. Ryan has been Vice President-Finance since May 2000 and principal accounting and finance officer since August 2000. From August 1991 through April 2000, Mr. Ryan held a variety of financial management positions at Reuters America, an information services company.From 2001 through 2003, Mr. Ryan was the founder and President of CJR Advisory Services, a personal corporation through which he provided financial consulting services to various entities.From 2004 to 2010, Mr. Ryan was the CFO of Peminic, Inc.From 2008 to 2012 Mr. Ryan served as the CFO of Conversive Inc. Mr. Ryan was the CFO of MariMed Inc. from its inception in 2011 until July 20, 2017. Mr. Ryan is currently the CFO of Real Brands Inc. Mr.Ryan is an inactive certified public accountant. He is a graduate of Montclair State University in New Jersey and received an M.B.A. degree from Fordham University.

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

The board of directors met once during the year ended 2023 and acted by written consent.  The board does not have any standing committees and when necessary, the entire board acts to perform such functions.

Family Relationships

None.

Legal Proceedings

None

Table of Contents	35

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2023. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Table of Contents	36

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2023, and 2022, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin President and CEO	2023	$121,027(3)			$0			$121,027(3)
	2022	$200,000(3)			$0			$200,000(3)

Chris Ryan, CFO	2023	$20,000(4)			$0			$20,000
	2022	$0(4)			$0			$0

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

(4) Mr. Ryan has deferred a portion of his compensation in 2023 and 2022.

Stock Option Grants

The following table sets forth information as of December 31, 2023 concerning unexercised options, unvested stock and equity incentive plan awards on a post reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

Table of Contents	37

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2022

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans Awards: Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Christopher Ryan	300,000	0	0	$0.26	11-16-25

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2023 for their services rendered as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Leonard Toboroff	0	0	0		0
Peter N. Christos	0	0	0		0

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2023 fiscal year for the fair value of stock options granted to the named director in fiscal year 2021, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized from these awards by the named director.

Table of Contents	38

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

Compensation Committee Interlocks and Insider Participation

One of our directors held the same position with our former subsidiary, Worlds Online Inc. (currently named MariMed Inc.), although it is the intent that our current non-employee directors will only serve during a transition period not to exceed 12 months that transition had been extended longer than initially anticipated. That director passed away in January of 2023. In addition, our CEO was the CEO of MariMed from inception in 2011 until July 20, 2017 when he was replaced by another of our directors and our CFO was the CFO of MariMed from inception in 2011 until July 20, 2017. We do not have a compensation committee and all of our directors perform the function of a compensation committee, except that Mr. Kidrin, our president and CEO, does not participate in any deliberations with respect to his compensation and physically removes himself from the presence of the other directors while they deliberate over his compensation and bonuses. Accordingly, Mr. Kidrin, who is both our president and CEO and was a director of MariMed Inc. until June 2019, and until July 20, 2017 was also its CEO and Mr. Fireman who was one of our directors and was a director of MariMed Inc. and its CEO since July 20, 2017 may be deemed to fall within the parameters of a compensation committee interlock. To address this situation, as described above, Mr. Kidrin recuses himself from all deliberations of the board with respect to his compensation.

Table of Contents	39

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS ON A POST REVERSE SPLIT (5:1) BASIS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Christopher Ryan	300,000	0	0	$0.26	11-16-25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 21, 2024, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 57,112,506 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 21, 2024

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	16,000,000(3)	20.8%
Christopher Ryan	974,929(4)	1.7%
Leonard Toboroff	650,000(5)	1.1%
All directors and executive officers as a group (one person)	16,624,929(6)

*less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(3) Includes 15 million currently exercisable stock options

(4) Includes 300,000 currently exercisable stock options.

(5) Consists of 650,000 stock options which are currently exercisable.

Table of Contents	40

(6) Includes 16,600,000 currently exercisable stock options.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, M&K CPAS PLLC (“M&K”), for our audit of the annual financial statements for the years ended December 31, 2023 and 2022. M&K was retained on December 12, 2018 after the Company was informed by L&L of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2023	2022
	M&K	M&K/L&L

Audit Fees (1)	$37,225 (2)	$25,400
Audit-Related Fees (3)	—	—
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$37,225	$25,400

Table of Contents	41

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2023 and 2022 relate to (i) the audit of our annual financial statements for the years ended December 31, 2023 and 2022, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2023 and 2022.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Table of Contents	42

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

14.1	Code of Ethics (e)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer**

32.1	Section 1350 Certifications of Chief Executive Officer**

32.2	Section 1350 Certifications of Chief Financial Officer**

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

** Filed herewith

Table of Contents	43

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2024	WORLDS INC.
(Registrant)

By:/s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	April 15, 2024

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 15, 2024
/s/ Leonard Toboroff Leonard Toboroff	Director	April 15, 2024

Table of Contents	44