Form 10-Q
period 2024-06-30
WORLDS INC
filed 2024-08-14
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

As of July 31, 2024, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
June 30, 2024 and December 31, 2023
	Unaudited	Audited
	June 30, 2024	December 31, 2023
ASSETS:
Current Assets
Cash and cash equivalents	$84,335	$244,856
Prepaid expenses	23,545	20,545
Total Current Assets	107,880	265,401

Total assets	$107,880	$265,401

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$802,708	$798,108
Accrued expenses related party	180,765	148,151
Accrued expenses	1,721,033	1,688,026
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,477,785	3,407,564

Total Liabilities	3,477,785	3,407,564

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at June 30, 2024 and December 31, 2023	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(46,969,656)	(46,741,914)
Total stockholders' deficit	(3,369,905)	(3,142,163)

Total Liabilities and stockholders' deficit	$107,880	$265,401

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Six and Three Months Ended June 30, 2024 and 2023
	Unaudited		Unaudited
	Six Months Ended June 30		Three Months Ended June 30

	2024	2023	2024	2023
Revenue
Revenue	—	—	—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Selling, General & Admin.	60,787	56,402	34,022	30,678
Salaries and related	129,298	107,934	68,939	53,825

Operating loss	(190,085)	(164,336)	(102,961)	(84,502)

Gain on sale of marketable securities	—	76,839		7,804
Interest expense	(37,657)	(37,630)	(18,919)	(18,919)
Net Income/(Loss)	(227,742)	(125,127)	(121,880)	(95,617)

Weighted Average Gain (Loss) per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506	57,112,506	57,112,506	57,112,506

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2023 and 2024 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

Net Loss	—	—	—	—	(29,510)	(29,510)

Balances. March 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,853,603)	(3,253,852)

Net Loss	—	—	—	—	(95,617)	(95,617)

Balances, June 30, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,949,220)	(3,349,469)

Balances, December 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,741,914)	(3,142,163)

Net Loss	—	—	—	—	(105,862)	(105,862)

Balances, March 31, 2024	57,112,506	57,113	42,335,725	1,206,913	(46,847,776)	(3,248,025)

Net Loss	—	—	—	—	(121,880)	(121,880)

Balances, June 30, 2024	57,112,506	57,113	42,335,725	1,206,913	(46,969,656)	(3,369,905)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023
	Unaudited	Unaudited
	6/30/2024	6/30/2023
Cash flows from operating activities:
Net Income/(loss)	$(227,742)	$(125,127)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on sale of marketable securities	—	(76,839)
Prepaid expenses	(3,000)	—
Accounts payable and accrued expenses related party	32,614	58,825
Accounts payable and accrued expenses	37,607	77,426
Net cash (used in) operating activities:	(160,521)	(65,715)

Cash flows from investing activities
Cash received from sale of marketable securities	—	76,839
Cash provided by investing activities	—	76,839

Cash flows from financing activities
Loan payable related party	—	27,000
Net cash provided by financing activities	—	27,000

Net increase/(decrease) in cash and cash equivalents	(160,521)	38,124

Cash and cash equivalents, including restricted, beginning of year	244,856	7,778

Cash and cash equivalents, including restricted, end of period	$84,335	$45,902

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended June 30, 2024

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,369,905 and a stockholder’s deficiency of $3,369,905 and used $160,521 of cash in operations for the six months ended June 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs in the six months ended June 30, 2024 and 2023.

Research and Development Costs

Research and development costs are charged to operations as incurred. There were no research and development costs in the six months ended June 30, 2024 and 2023.

Prepaid Expenses

Prepaid expenses is a retainer paid to a law firm and an advance payment to a data center. The balance at June 30, 2024 is $23,545. The balance at December 31, 2023 is $20,545.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the first six months of 2024 and 2023.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at June 30, 2024 and December 31, 2023. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2024, there were 16,600,000 options and no warrants outstanding and as of June 30, 2023, there were 22,400,000 options and no warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for June 30, 2024 or for June 30, 2023. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of June 30, 2024, and December 31, 2023 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at June 30, 2024 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2024 (6 months remaining)	$773,279
2025	$-0-
2026	$-0-
2027	$-0-
2028	$-0-
$773,279

The Company accrued interest of $37,657 on the notes during the quarter ended June 30, 2024.

NOTE 4 - EQUITY

The Company did not issue any shares of common stock, options or warrants in the six months ending June 30, 2024 or in the six months ending June 30, 2023.

	Stock Warrants and Options
	Stock warrants/options outstanding and exercisable on June 30, 2024 are as follows

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.07	15,000,000	0.55
$0.27	300,000	1.38
$0.05	600,000	2.51
$0.08	700,000	2.63
Total	16,600,000

Exercisable
$0.07	15,000,000	0.55
$0.27	300,000	1.38
$0.05	600,000	2.51
$0.08	700,000	2.63
Total	16,600,000

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, Mr. Kidrin the CEO of the Company loaned the Company $47,000 to cover operating expenses. The Company repaid Mr. Kidrin $20,000 in April of 2023.

The balance in the accrued expense attributable to related parties is comprised of accrued salary due the CEO based on an employment agreement for $107,077, $15,114 change from the December 31, 2023 balance and an accrued consulting fee to the CFO in the amount of $73,688, an increase of $17,500 in the six months ended June 30, 2024 for a total of $180,765 at June 30, 2024.

The balance in the accrued expense attributable to related parties at December 31, 2023 is comprised of accrued salary due the CEO based on an employment agreement for $91,963 and an accrued consulting fee to the CFO in the amount of $56,188 for a total of $148,151 at December 31, 2023.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $180,765 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, for which collection has not been sought in two decades so the Company does not expect it will ever have to pay it, (iii) $1,494,433 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $3,820 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 8 – PREPAID EXPENSES

Prepaid expenses at June 30, 2024 is $23,545 and is comprised of a retainer paid to a law firm and a prepayment to a data center for three months of future services. Prepaid expenses at December 31, 2023 is comprised of a retainer to a law firm in the amount of $20,545.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

 During the six months ended June 30, 2024, there were no sales of stock.

During the six months ended June 30, 2023 the Company generated net cash of $76,839 from the sale of 200,000 shares of MariMed Inc. common stock. The average price was $0.40 per share.

As of June 30, 2024, the Company still owns approximately 350,000 shares of MariMed Inc. common stock.

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

RESULTS OF OPERATIONS

Revenue was $0 for the three months ended June 30, 2024 and 2023.  Since the termination of our patent infringement lawsuits, the Company’s sources of revenue are anticipated to be from monetizing our collection of non-fungible tokens from our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Selling general and administrative (SG&A) expenses increased by $3,344 to $34,022 for the three months ended June 30, 2024 from $30,678 for the three months ended June 30, 2023.

Salaries and related increased by $15,115 to $68,939 from $53,824 for the three months ended June 30, 2024 and 2023, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the three months ended June 30, 2024 and June 30, 2023, the Company had interest expense of $18,919.

For the three months ended June 30, 2023, the Company had a gain on sale of marketable securities of $7,804. For the three months ended June 30, 2024, the Company did not sell any marketable securities.

As a result of the foregoing, we realized a net loss of $121,880 for the three months ended June 30, 2024 compared to a net loss of $95,617 in the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenue is $0 for the six months ended June 30, 2024 and 2023. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the six months ended June 30, 2024 and 2023.

Selling general and administrative (SG&A) expenses increased by $4,385 from $56,402 to $60,787 for the six months ended June 30, 2023 and 2024, respectively. The increase is due to an increase in data center costs.

Salaries and related increased by $21,364 to $129,298 from $107,934 for the six months ended June 30, 2024 and 2023, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the six months ended June 30, 2024, the Company had interest expense of $37,657. For the six months ended June 30, 2023, the Company had interest expense of $37,630.

For the six months ended June 30, 2023, the Company had a gain on sale of marketable securities of $76,839. The Company did not sell any securities in the six months ended June 30, 2024.

As a result of the foregoing, we realized a net loss of $227,742 for the six months ended June 30, 2024 compared to a net loss of $125,127 in the six months ended June 30, 2023.

Liquidity and Capital Resources

At June 30, 2024, our cash and cash equivalents were $84,335. The Company was unable to raise funds during the six months ended June 30, 2024. The Company used $160,521 in cash to pay for operating expenses during the six months ended June 30, 2024.

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

Item 4. Controls And Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024 and 2023 we did not raise any funds through the sale of equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1		Certificate of Incorporation (a)

3.2		By-Laws Restated as Amended (b)

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32.1		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS* XBRL	Instance Document

101.	SCH*XBRL	Taxonomy Extension Schema

101.	CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.	DEF*XBRL	Taxonomy Extension Definition Linkbase

101.	LAB*XBRL	Taxonomy Extension Label Linkbase

101.	PRE*XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
18

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 14, 2024

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

