Form 10-Q
period 2024-09-30
WORLDS INC
filed 2024-11-12
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

As of November 12, 2024, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Worlds Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worlds Inc.
Balance Sheets
September 30, 2024 and December 31, 2023
	Unaudited	Audited
	September 30, 2024	December 31, 2023
ASSETS:
Current Assets
Cash and cash equivalents	$31,253	$244,856
Prepaid expenses	20,545	20,545
Total Current Assets	51,798	265,401

Total assets	$51,798	$265,401

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$798,908	$798,108
Accrued expenses related party	248,765	148,151
Accrued expenses	1,746,977	1,688,026
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,567,929	3,407,564

Total Liabilities	3,567,929	3,407,564

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at September 30, 2024 and December 31, 2023	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(47,115,882)	(46,741,914)
Total stockholders' deficit	(3,516,131)	(3,142,163)

Total Liabilities and stockholders' deficit	$51,798	$265,401

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Nine and Three Months Ended September 30, 2024 and 2023
	Unaudited		Unaudited
	Nine Months Ended		Three Months Ended
	September 30		September 30
	2024	2023	2024	2023
Revenue
Revenue	$—	—	$—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Selling General & Admin.	122,758	72,665	61,971	16,263
Salaries and related	194,426	161,760	65,128	53,826

Operating loss	(317,184)	(234,425)	(127,099)	(70,089)

Gain on sale of marketable securities	—	76,839	—	—
Interest expense	(56,784)	(58,262)	(19,127)	(20,632)
Net Income/(Loss)	$(373,968)	(215,848)	$(146,226)	(90,721)

Weighted Average Gain (Loss) per share, basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506	57,112,506	57,112,506	57,112,506

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2023 and 2024 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

Net Loss	—	—	—	—	(29,510)	(29,510)

Balances. March 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,853,603)	(3,253,852)

Net Loss	—	—	—	—	(95,617)	(95,617)

Balances, June 30, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,949,220)	(3,349,469)

Net Loss	—	—	—	—	(90,721)	(90,721)

Balances, September 30, 2023	57,112,506	57,113	42,335,725	1,206,913	(47,039,941)	(3,440,190)

Balances, December 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,741,914)	(3,142,163)

Net Loss	—	—	—	—	(105,862)	(105,862)

Balances, March 31, 2024	57,112,506	57,113	42,335,725	1,206,913	(46,847,776)	(3,248,025)

Net Loss	—	—	—	—	(121,880)	(121,880)

Balances, June 30, 2024	57,112,506	57,113	42,335,725	1,206,913	(46,969,656)	(3,369,905)

Net Loss	—	—	—	—	(146,226)	(146,226)

Balances, September 30, 2024	57,112,506	57,113	42,335,725	1,206,913	(47,115,882)	(3,516,131)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023

	Unaudited	Unaudited
	9/30/2024	9/30/2023
Cash flows from operating activities:
Net Income/(loss)	$(373,968)	$(215,848)
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on sale of marketable securities	—	(76,839)
Accounts payable and accrued expenses related party	100,614	60,331
Accounts payable and accrued expenses	59,751	151,827
Net cash (used in) operating activities:	(213,603)	(80,529)

Cash flows from investing activities
Cash received from sale of marketable securities	—	76,839
Cash provided by investing activities	—	76,839

Cash flows from financing activities
Loan payable related party	—	27,000
Net cash provided by financing activities	—	27,000

Net increase/(decrease) in cash and cash equivalents	(213,603)	23,310

Cash and cash equivalents, including restricted, beginning of year	244,856	7,778

Cash and cash equivalents, including restricted, end of period	$31,253	$31,088

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds Inc.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2024

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,516,131 and a stockholder’s deficiency of $3,516,131 and used $213,603 of cash in operations for the nine months ended September 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern, although no assurance can be given that the Company will be successful.

NOTE 2 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc. (currently called MariMed Inc.), the majority of its operations and related operational assets. The Company retained its patent portfolio and is looking to expand on its legacy celebrity worlds and its collection of non-fungible tokens. The Company also continues to operate its chat platform which has over 200,000 registered users and, which is accessed, on average, by approximately 10,000 monthly users.

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

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs in the nine months ended September 30, 2024 and 2023.

Research and Development Costs

Research and development costs are charged to operations as incurred. There were no research and development costs in the nine months ended September 30, 2024 and 2023.

Prepaid Expenses

Prepaid expenses is a retainer paid to a law firm. The balance at September 30, 2024 is $20,545. The balance at December 31, 2023 is $20,545.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the first nine months of 2024 and 2023.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2024 and December 31, 2023. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2024, there were 16,600,000 options and no warrants outstanding and as of September 30, 2023, there were 17,200,000 options and no warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for September 30, 2024 or for September 30, 2023. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2024, and December 31, 2023 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at September 30, 2024 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2024 (3 months remaining)	$773,279
2025	$-0-
2026	$-0-
2027	$-0-
2028	$-0-
$773,279

The Company accrued interest of $56,784 on the notes during the nine months ended September 30, 2024.

NOTE 4 - EQUITY

The Company did not issue any shares of common stock, options or warrants in the nine months ending September 30, 2024 or in the nine months ending September 30, 2023.

	Stock Warrants and Options
	Stock warrants/options outstanding and exercisable on September 30, 2024 are as follows

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.07	15,000,000	0.30
$0.27	300,000	1.13
$0.05	600,000	2.26
$0.08	700,000	2.38
Total	16,600,000

Exercisable
$0.07	15,000,000	0.30
$0.27	300,000	1.13
$0.05	600,000	2.26
$0.08	700,000	2.38
Total	16,600,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with one-year renewal options held by Mr. Kidrin.  Prior to its expiration, Mr. Kidrin agreed to a one year extension of his employment agreement. Mr Kidrin agreed to an additional one year extension in 2024. The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million vested on August 28, 2019 and the remaining 1.5 million vested on August 28, 2020 ; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023, Mr. Kidrin the CEO of the Company loaned the Company $47,000 to cover operating expenses. The Company repaid Mr. Kidrin $20,000 in April of 2023.

The balance of the loan was repaid in the fourth quarter of 2023. The balance as of September 30, 2024 is $0.

The balance in the accrued expense attributable to related parties is comprised of accrued salary due the CEO based on an employment agreement for $167,577, $75,614 change from the December 31, 2023 balance and an accrued consulting fee to the CFO in the amount of $81,188, an increase of $25,000 in the nine months ended September 30, 2024 for a total of $248,765 at September 30, 2024.

The balance in the accrued expense attributable to related parties at December 31, 2023 is comprised of accrued salary due the CEO based on an employment agreement for $91,963 and an accrued consulting fee to the CFO in the amount of $56,188 for a total of $148,151 at December 31, 2023.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $248,765 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, for which collection has not been sought in two decades so the Company does not expect it will ever have to pay it, (iii) $1,513,560 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $10,637 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 8 – PREPAID EXPENSES

Prepaid expenses at September 30, 2024 is $20,545 and is comprised of a retainer paid to a law firm. Prepaid expenses at December 31, 2023 is comprised of a retainer to a law firm in the amount of $20,545.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Worlds Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

 During the nine months ended September 30, 2024, there were no sales of stock.

During the nine months ended September 30, 2023 the Company generated net cash of $76,839 from the sale of 200,000 shares of MariMed Inc. common stock. The average price was $0.40 per share.

As of September 30, 2024, the Company still owns approximately 350,000 shares of MariMed Inc. common stock.

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

At present, the Company’s anticipated sources of revenue will be from any revenue that may be generated from monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds and from other applications of our technology that we may develop. We are also exploring options to acquire an operating business. No assurance can be given that we will generate material revenues from these efforts or that we will be successful in acquiring an operating business.

Worlds has been running the Worlds Chat platform continuously since 1996. It is generally recognized as the first and longest running 3D virtual platform.

Upon registration, Worlds’ members are able to access over 200 virtual worlds and customize their avatars with company developed clothing and characters.

The Company offers an upgraded VIP service for $2 per month. There are over 200,00 registered users in the Worlds database. There are currently, on average, 10,000 monthly users accessing the Worlds chat service.

The Worlds platform utilizes software tools that allow the individual users to create their own custom worlds and invite other Worlds users to visit their custom-built world. The user’s custom worlds are hosted on the user’s own servers but most authentic their access through the Worlds authentication servers.

The company has been porting the Worlds Chat service to the Amazon Cloud (AWS) over the past 3 months.

Concurrent with the porting the company has been developing under third party contract a new upgraded platform and expects to launch the new service in Q1 2025.

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

RESULTS OF OPERATIONS

Revenue was $0 for the three months ended September 30, 2024 and 2023.  Since the termination of our patent infringement lawsuits, the Company’s sources of revenue are anticipated to be from monetizing our collection of non-fungible tokens from our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Selling general and administrative (SG&A) expenses increased by $45,708 to $61,971 for the three months ended September 30, 2024 from $16,263 for the three months ended September 30, 2023. The increase is due to an increase in data center costs and the cost of a consultant for advisory services in the capacity of finding investors to invest in the Company.

Salaries and related increased by $11,302 to $65,128 from $53,826 for the three months ended September 30, 2024 and 2023, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the three months ended September 30, 2024 the Company had interest expense of $19,127. For the three months ended September 30, 2023, the Company had interest expense of $20,632.

As a result of the foregoing, we realized a net loss of $146,226 for the three months ended September 30, 2024 compared to a net loss of $90,721 in the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenue is $0 for the nine months ended September 30, 2024 and 2023. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2024 and 2023.

Selling general and administrative (SG&A) expenses increased by $50,093 from $72,665 to $122,758 for the nine months ended September 30, 2023 and 2024, respectively. The increase is due to an increase in data center costs and the cost of a consultant for advisory services in the capacity of finding investors to invest in the Company.

Salaries and related increased by $32,666 to $194,426 from $161,760 for the nine months ended September 30, 2024 and 2023, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the nine months ended September 30, 2024, the Company had interest expense of $56,784. For the nine months ended September 30, 2023, the Company had interest expense of $58,262.

For the nine months ended September 30, 2023, the Company had a gain on sale of marketable securities of $76,839. The Company did not sell any securities in the nine months ended September 30, 2024.

As a result of the foregoing, we realized a net loss of $373,968 for the nine months ended September 30, 2024 compared to a net loss of $215,848 in the nine months ended September 30, 2023.

Liquidity and Capital Resources

At September 30, 2024, our cash and cash equivalents were $31,253. The Company was unable to raise funds during the nine months ended September 30, 2024. The Company used $213,604 in cash to pay for operating expenses during the nine months ended September 30, 2024.

At September 30, 2023, our cash and cash equivalents were $31,088. The Company raised funds by selling shares of stock that the Company retained in the spin off company MariMed Inc. during the nine months ended September 30, 2023. The Company raised $76,839 from selling shares of MariMed Inc. common stock. The Company used $80,529 in cash to pay for operating expenses during the nine months ended September 30, 2023.

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

Item 4. Controls And Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024 and 2023 we did not raise any funds through the sale of equity securities.

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

Date: November 12, 2024

WORLDS INC.

By: /s/Thomas Kidrin

Thomas Kidrin

President and CEO

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer

