Form 10-K
period 2024-12-31
WORLDS INC
filed 2025-04-01
CIK 1961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked closing price of such common equity, as of June 30, 2024 (closing price was $0.03) was approximately $1,713,375.

As of March 28,2025, 57,112,506 shares of the Issuer's Common Stock were outstanding.

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

As of December 31, 2024, we own 349,697 shares of MariMed Inc. common stock.

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

Recent developments

The Company continues to seek out business partners that can help us leverage our IP.

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

Employees

As of December 31, 2024, we had one employee, our president and chief executive officer, Thomas Kidrin.

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

 ITEM 1A. RISK FACTORS.

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

Our chief executive officer owns a significant portion of the outstanding shares of our common stock and Mr. Kidrin may be issued an additional 15 million post reverse split shares of our common stock upon the exercise of outstanding stock options. Accordingly, in the event he receives and then exercises such options, he will be able to influence the election of our directors and thereby influence or direct our policies.

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

As of December 31, 2024, there are outstanding options to purchase an aggregate of 16,600,000 shares of our common stock and more options and warrants will likely be granted in the future to our officers, directors, employees and consultants. The exercise of outstanding stock options will dilute the percentage ownership of our other shareholders. Sales, or the expectation of sales, of a substantial number of shares of our common stock in the public market, including shares of our common stock issuable upon exercise of our stock options, could adversely affect the prevailing market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Presently, we are operating out of offices in our president's residence at 11 Royal Road, Brookline, Massachusetts 02445, where we occupy approximately 800 square feet.  This space is adequate for our present and our planned future operations. We currently pay no rent to our president for use of this space, although when funds are available we may do so in the future. In addition, we have no written agreement or formal arrangement with our president pertaining to the use of this space. We have no current plans to occupy other or additional office space.

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

Year Ended December 31, 2024:	High	Low
First quarter	$0.015	$0.006
Second quarter	$0.009	$0.005
Third quarter	$0.014	$0.005
Fourth quarter	$0.009	$0.004

Year Ended December 31, 2023:	High	Low
First quarter	$0.015	$0.006
Second quarter	$0.009	$0.005
Third quarter	$0.014	$0.005
Fourth quarter	$0.009	$0.004

Holders

As of December 31, 2024, we had approximately 606 shareholders of record of our common stock and an unknown, but assumed to be significant, number of additional holders in “street name”.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying any dividends in the near future.

Recent Sales of Unregistered Securities

During the years ended December 31, 2024 and 2023 we did not raise any funds through the sale of equity securities.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	16,600,000	$0.07	8,400,000
Equity compensation plans not approved by stockholders	--	$--	—
Total	16,600,000	$0.07	8,400,000

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

Revenues

We generated no operating revenue during the year.

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

RESULTS OF OPERATIONS

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenue was $0 for the years ended December 31, 2024 and 2023.  Since the termination of our patent infringement lawsuits, the Company’s sources of revenue are anticipated to be from monetizing our collection of non-fungible tokens from our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Selling general and administrative expenses increased by $74,466 from $101,451 to $175,917 for the year ended December 31, 2024. The increase is due to increases in our data center costs and related consulting services, audit and legal fees during the year.

Salaries and related expenses increased by $43,971 to $259,555 from $215,584 for the year ended December 31, 2024. Salaries and related expenses are based on the terms of the CEO’s employment agreement.

For the year ended December 31, 2024, the Company had interest expense of $75,910. For the year ended December 31, 2023, the Company had interest expense of $77,625.

For the year ended December 31, 2023, the Company had a gain on sale of marketable securities of $76,839. The Company did not sell any marketable securities for the year ended December 31, 2024.

For the year ended December 31, 2023, the Company had a gain on sale of a URL of $400,000.

As a result of the foregoing, we had a net loss of $511,382 for the year ended December 31, 2024 compared to a net income of $82,179 for the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2024, our cash and cash equivalents were $6,380. We did not raise any additional cash during the year ended December 31, 2024.

At December 31, 2023, our cash and cash equivalents were $244,856.

No capital expenditures were made in 2024 or 2023.

Our primary cash requirements have been used to fund the cost of operations including monetizing our collection of non-fungible tokens and updating our data center.

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

ITEM 8. FINANCIAL STATEMENTS.

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worlds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Worlds, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

April 1, 2025

Worlds Inc.
Balance Sheets
December 31, 2024 and 2023
	Audited	Audited
	December 31, 2024	December 31, 2023

ASSETS:
Current Assets
Cash and cash equivalents	$6,380	$244,856
Prepaid expenses	8,750	20,545
Total Current Assets	15,130	265,401

Total assets	$15,130	$265,401

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$809,928	$798,108
Accrued expenses related party	316,765	148,151
Accrued expenses	1,768,703	1,688,026
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,668,675	3,407,564

Total Liabilities	3,668,675	3,407,564

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at December 31, 2024 and December 31, 2023	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(47,253,296)	(46,741,914)
Total stockholders' deficit	(3,653,545)	(3,142,163)

Total Liabilities and stockholders' deficit	$15,130	$265,401

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Operations
For the Year Ended December 31, 2024 and 2023

	Audited
	December 31
	2024	2023
Revenue
Revenue	$—	$—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Selling, General & Admin.	175,917	101,451
Salaries and related	259,555	215,584
Operating loss	(435,472)	(317,035)

Other Income (Expense)
Gain on sale of URL	—	400,000
Gain on sale of marketable securities	—	76,839
Interest expense	(75,910)	(77,625)
Net Income/(Loss)	$(511,382)	82,179

Weighted Average Gain (Loss) per share, basic and diluted	$(0.01)	0.00
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506	57,112,506

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statement of Stockholders' Deficit
For The Year Ended December 31, 2023 and 2024

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2022	57,112,506	57,113	42,335,725	1,206,913	(46,824,093)	(3,224,342)

Net Income	—	—	—	—	82,179	82,179

Balances, December 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,741,914)	(3,142,163)

Balances, December 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,741,914)	(3,142,163)

Net Loss	—	—	—	—	(511,382)	(511,382)

Balances, December 31, 2024	57,112,506	57,113	42,335,725	1,206,913	(47,253,296)	(3,653,545)

The accompanying notes are an integral part of these financial statements

Worlds Inc.
Statements of Cash Flows
For The Year Ended December 31, 2024 and 2023

	Unaudited	Audited
	12/31/2024	12/31/2023
Cash flows from operating activities:
Net Income/(loss)	$(511,382)	$82,179
Adjustments to reconcile net loss to net cash used in operating activities
Realized gain on sale of marketable securities	—	(76,839)
Realized gain on sale of URL	—	(400,000)
Prepaid expenses	11,795	(20,545)
Accounts payable and accrued expenses related party	168,614	—
Accounts payable and accrued expenses	92,497	175,444
Net cash (used in) operating activities:	(238,476)	(239,761)

Cash flows from investing activities
Cash received from sale of marketable securities	—	76,839
Cash received from sale of URL	—	400,000
Cash provided by investing activities	—	476,839

Net increase/(decrease) in cash and cash equivalents	(238,476)	237,078

Cash and cash equivalents, including restricted, beginning of year	$244,856	$7,778

Cash and cash equivalents, including restricted, end of period	$6,380	$244,856

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Worlds, Inc.

Notes to the Financial Statements

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,653,545 and a stockholder’s deficiency of $3,653,545 and used $238,476 of cash in operations for the year ended December 31, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Advertising Costs

Advertising costs are expenses as incurred. There were no advertising costs in the years ended December 31, 2024 and 2023.

Research and Development Costs

Research and development costs are charged to operations as incurred. There were no research and development costs in the years ended December 31, 2024 and 2023.

Prepaid Expenses

Prepaid expenses as of December 31, 2024 is an annual fee being amortized over the year for OTCQB membership in the amount of $8,750. Prepaid expenses as of December 31, 2023 is a retainer paid to a law firm in the amount of $20,545.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during 2024 and 2023.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at December 31, 2024 and December 31, 2023. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2024 and 2023 there were 16,600,000 options outstanding whose effect is anti-dilutive and not included in diluted net loss per share for December 31, 2024 or for December 31, 2023. The options may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April 2001 a judgment against the Company was rendered for approximately $205,000. As of December 31, 2024, and December 31, 2023, the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2024.

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

Accounting Standards Issued, Not Adopted

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, we do not anticipate a material impact to our financial condition, results of operations, or cash flows.

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2024 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2025	$773,279
2026	$0
2027	$0
2028	$0
2029	$0
$773,279

The Company accrued interest of $75,910 on the notes during the year ended December 31, 2024.

Notes payable at December 31, 2023 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand	$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand	$649,049
Total notes	$773,279
2023	$773,279
2024	$0
2025	$0
2026	$0
2027	$0
$773,279

The Company accrued interest of $77,625 on the notes during the year ended December 31, 2023.

NOTE 4 - EQUITY

No option expense was recorded during the years ended December 31, 2024 and 2023.

	Stock Warrants and Options
	Stock warrants/options outstanding and exercisable on December 31, 2024 are as follows:

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.07	15,000,000	0.05
$0.27	300,000	0.88
$0.05	600,000	2.01
$0.08	700,000	2.13
Total	16,600,000

Exercisable
$0.07	15,000,000	0.05
$0.27	300,000	0.88
$0.05	600,000	2.01
$0.08	700,000	2.13
Total	16,600,000

NOTE 5 - INCOME TAXES

At December 31, 2024, the Company had federal and state net operating loss carry forwards of approximately $45,000,000 that expire in various years through the year 2042.

Due to net operating loss carry forwards and operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2024 and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2024 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $17,429,381 less a valuation allowance in the amount of approximately $17,429,381. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $132,525,183 for the year ended December 31, 2024. The Company had net income in 2023.

The Company’s total deferred tax asset as of December 31, 2024, and 2023 are as follows:

	2024	2023
Net operating loss carry forwards	$17,429,381	$17,296,422
Valuation allowance	(17,429,381)	(17,296,422)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Income tax computed at the federal statutory rate	21%	21%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(26)%	(26)%
Total deferred tax asset	—	—

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  Prior to its expiration, Mr. Kidrin agreed to a second one-year extension of his employment agreement. The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million vested on August 28, 2019 and the remaining 1.5 million vested on August 28, 2020 ; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, Mr. Kidrin the CEO of the Company loaned to the Company $47,000 to cover operating expenses. The Company repaid Mr. Kidrin $20,000 in April of 2023 and $27,000 in November of 2023 with accrued interest of $1,742.

The balance in the accrued expense attributable to related parties is comprised of accrued salary due the CEO based on an employment agreement for $228,077 and an accrued consulting fee to the CFO in the amount of $88,688 for a total of $316,765 at December 31, 2024.

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

The Company did not sell any common stock during the year ended December 31, 2024, During the year ended December 31, 2023 the Company generated net cash of $76,839 from the sale of 200,000 shares of MariMed Inc. common stock. The average price was $0.38 per share.

As of December 31, 2024, the Company still owns approximately 350,000 shares of MariMed Inc. common stock.

Those shares were retained on the books of the Company with a book value of $0.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $316,765 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, for which collection has not been sought in two decades so the Company does not expect it will ever have to pay it, (iii) $1,532,686 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $13,236 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 11 – PREPAID EXPENSES

Prepaid expenses as of December 31, 2024 is an annual fee being amortized over the year for OTCQB membership in the amount of $8,750. Prepaid expenses as of December 31, 2023 is a retainer paid to a law firm in the amount of $20,545.

NOTE 12 - SEGMENT INFORMATION

The Company operates as a single reporting segment focused on monetizing our collection of non-fungible tokens and our legacy celebrity virtual reality worlds.  The Chief Operating Decision Makers are the Company's Chief Executive Officer and its Chief Financial Officer, who together (the "CODM"), evaluate company performance based on Net income (loss), determined in accordance with U.S. GAAP.

The CODM uses this measure to assess profitability and guide resource allocations.

The CODM uses net income/(loss) in accordance with U.S. GAAP to understand and compare operating results across accounting periods, and for financial and operational decision-making and resource allocation.

The table below provides the Company's Revenue, Cost of Revenue, Gross Profit/(Loss) operating expenses, Operating Loss from operations and Net Income/(Loss) for the years ended December 31, 2024:

2024

Revenue	—
Cost of Revenue	—
Gross Profit/(Loss)	—

Selling, General & Admin.	175,917
Salaries and related	259,555

Operating Loss	(435,472)

Net Income/(Loss)	(511,382)

NOTE 12 – SUBSEQUENT EVENTS

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2024, we did not maintain effective controls over the control environment. The Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

2.	As of December 31, 2024, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	As of December 31, 2024, we did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Thomas Kidrin	72	President, Chief Executive Officer, Secretary, Treasurer, Director
Christopher J. Ryan	64	Vice President-Finance, Principal Accounting and Chief Financial Officer
Leonard Toboroff	91	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2024. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Insider Trading Policy

The Company has adopted a Securities Trading and Insider Information Policy which governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws. In addition, the Policy also prohibits executive officers and members of the Company’s Board of Directors and their family members from buying or selling market options or other exchange-traded derivative securities related to the Company and from engaging in short sales of securities of the Company. A copy of the policy is filed as an exhibit to this annual report.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the fiscal periods ending December 31, 2024, and 2023, to our chief executive officer, chief financial officer and to our other most highly compensated executive officers whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE (1)(2)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Securities underlying options (g)	All Other Compensation ($) (i)	Total ($) (j)

Thomas Kidrin, President and CEO	2024	$65,346(3)			$0			$65,346(3)
	2023	$121,027(3)			$0			$121,027(3)

Chris Ryan, CFO	2024	$0(4)			$0			$0
	2023	$20,000(4)			$0			$20,000

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

(4) Mr. Ryan has deferred his compensation in 2024 and 2023.

Stock Option Grants

The following table sets forth information as of December 31, 2024 concerning unexercised options, unvested stock and equity incentive plan awards on a post reverse split 5 for 1 basis for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2024

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

Employment Agreements

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  Mr. Kidrin exercised his second one-year renewal option. The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million shares vested on August 28, 2018, 1.5 million shares vest on August 28, 2019 and 1.5 million shares vest on August 28, 2020; a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 21, 2025, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 57,112,506 shares of common stock outstanding as of such date.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 21, 2025

Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)
Thomas Kidrin	16,000,000(3)	20.8%
Christopher Ryan	974,929(4)	1.7%
All directors and executive officers as a group (one person)	16,974,929(5)

*less than 1%

(1) Unless stated otherwise, the business address for each person named is Worlds Inc., 11 Royal Road, Brookline, MA  02445.

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

(5) Includes 15,300,000 currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not currently subject to the requirements of any stock exchange or inter-dealer quotation system with respect to having a majority of “independent directors”. However, Mr Toboroff is “independent” and only Mr. Kidrin, by virtue of being our president and CEO, is not independent. Although we are not currently subject to such rule, the independence of our director meets the definition of such term as contained in NASDAQ Rule 5605(a)(2). We currently own less than 1% of the outstanding common stock of our former wholly-owned subsidiary, MariMed Inc., and its former CEO and Director was also a Director of the Company up until the time of his death in January 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent auditors, M&K CPAS PLLC (“M&K”), for our audit of the annual financial statements for the years ended December 31, 2024 and 2023. M&K was retained on December 12, 2018 after the Company was informed by L&L of its intent to resign for reason that it would not be able to comply with Section 10A of the Securities Exchange Act of 1934 and Section 203 of the Sarbanes-Oxley Act of 2002 which prohibit a registered public accounting firm from providing audit services to an issuer if the audit partner having primary responsibility for the audit, or the audit partner responsible for reviewing the audit, has performed audit services for that issuer in each of the five previous fiscal years of that issuer. L&L (then operating under its previous name) was retained as our auditor in 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2024	2023
	M&K	M&K/L&L

Audit Fees (1)	$37,625 (2)	$37,225
Audit-Related Fees (3)	—	—
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting Fees and Services	$37,625	$37,225

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for the audit firms in 2024 and 2023 relate to (i) the audit of our annual financial statements for the years ended December 31, 2024 and 2023, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2024 and 2023.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

ITEM 15. EXHIBITS.

3.1	Certificate of Incorporation (a)

3.2	By-Laws- Restated as Amended (b)

4.1	2007 Stock Option Plan (c)

10.2	Employment Agreement between the Registrant and Thom Kidrin (d)

14.1	Code of Ethics (e)

19	Insider Trading Policies and Procedures**

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer**

32.1	Section 1350 Certifications of Chief Executive Officer**

32.2	Section 1350 Certifications of Chief Financial Officer**

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(a)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, as amended as described in Proxy Statements on Form DEF 14A filed on June 7, 2013 and May 17, 2016, and incorporated herein by reference.
(b)	Filed previously with the Proxy Statement Form DEF 14A on May, 19, 2010, and incorporated herein by reference.
(c)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
(d)	Filed previously as an exhibit to Registrant's Current Report on Form 8-K filed on September 4, 2018, and incorporated herein by reference.
(e)	Filed previously as an exhibit to Registrant's Annual Report on Form 10-KSB filed on April 3, 2008, and incorporated herein by reference.

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2025	WORLDS INC.
(Registrant)

By:/s/ Thomas Kidrin Name: Thomas Kidrin Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Kidrin Thomas Kidrin	President, Chief Executive Officer and Director	April 1, 2025

/s/ Christopher J. Ryan Christopher J. Ryan	Vice President - Finance and Principal Accounting and Financial Officer	April 1, 2025
/s/ Leonard Toboroff Leonard Toboroff	Director	April 1, 2025

