Form 10-Q
period 2025-03-31
GEMAXEL INC
filed 2026-06-05
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number 000-24115

GEMAXEL INC. (formerly known as Worlds Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1848316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

 4775 Collins Ave Apt 25088
    Miami Beach, FL  33140
(Address of Principal Executive Offices)

 (917) 270-1187
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 8, 2026, 57,112,506 shares of the Issuer's Common Stock were outstanding.

Gemaxel Inc.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gemaxel Inc.
Condensed Balance Sheets
March 31, 2025 and December 31, 2024
	Unaudited	Audited
	March 31, 2025	December 31, 2024

ASSETS:
Current Assets
Cash and cash equivalents	$3,396	$6,380
Prepaid expenses	6,563	8,750
Total Current Assets	9,959	15,130

Total assets	$9,959	$15,130

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$833,228	$809,928
Accrued expenses related party	384,765	316,765
Accrued expenses	1,784,333	1,768,703
Loan payable related party	4,500	—
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,780,105	3,668,675

Total Liabilities	3,780,105	3,668,675

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at December 31, 2024 and March 31, 2025	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(47,369,897)	(47,253,296)
Total stockholders' deficit	(3,770,146)	(3,653,545)

Total Liabilities and stockholders' deficit	$9,959	$15,130

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.
Condensed Statements of Operations
For the Three Months Ended March 31, 2025 and 2024

	Unaudited
	March 31,
	2025	2024
Revenue
Revenue	$—	—

Total Revenue	—	—

Cost and Expenses

Cost of Revenue	—	—

Gross Profit/(Loss)	—	—

Selling, General & Admin.	37,365	26,765
Salaries and related	60,498	60,359

Operating loss	(97,863)	(87,124)

Interest expense	(18,738)	(18,738)
Net Income/(Loss)	$(116,601)	(105,862)

Weighted Average Gain (Loss) per share, basic and diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506	57,112,506

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.
Condensed Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2024 and 2025 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Deficit	Deficit

Balances, December 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,741,914)	(3,142,163)

Net Loss	—	—	—	—	(105,862)	(105,862)

Balances, March 31, 2024	57,112,506	57,113	42,335,725	1,206,913	(46,847,776)	(3,248,025)

Balances, December 31, 2024	57,112,506	57,113	42,335,725	1,206,913	(47,253,294)	(3,653,545)

Net Loss	—	—	—	—	(116,601)	(116,601)

Balances, March 31, 2025	57,112,506	57,113	42,335,725	1,206,913	(47,369,897)	(3,770,146)

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024

	Unaudited	Unaudited
	3/31/2025	3/31/2024
Cash flows from operating activities:
Net Income/(loss)	$(116,601)	$(105,862)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	2,187	(6,000)
Accounts payable and accrued expenses related party	68,000	10,000
Accounts payable and accrued expenses	38,930	12,251
Net cash (used in) operating activities:	(7,484)	(89,611)

Cash flows from financing activities
Loan payable related party	4,500	—
Net cash provided by financing activities	4,500	—

Net increase/(decrease) in cash and cash equivalents	(2,984)	(89,611)

Cash and cash equivalents, including restricted, beginning of year	6,380	244,856

Cash and cash equivalents, including restricted, end of period	$3,396	$155,245

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Three Months Ended March 31, 2025

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,770,146 and a stockholder’s deficiency of $3,770,146 and used $7,484 of cash in operations for the three months ended March 31, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern, although no assurance can be given that the Company will be successful.

NOTE 2 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Description of Business

On March 26, 2026 the Company changed its name from Worlds Inc. to Gemaxel Inc.

On May 16, 2011, the Company transferred, through a spin-off to its then wholly owned subsidiary, Worlds Online Inc. (currently called MariMed Inc.), the majority of its operations and related operational assets. The Company retained its patent portfolio and its legacy celebrity worlds and its collection of non-fungible tokens.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606. There was no impact in adopting ASC 606 as the Company has no revenue at this time. In the second quarter of 2011, the Company spun off its online businesses to MariMed Inc. The Company’s sources of revenue after the spinoff was expected to be from sublicenses of the patented technology by Worlds Online and any revenue that may be generated from enforcing its patents. Commencing in the first half of 2023, the Company expects that its revenues will come from its sales of it’s intellectual properties. The Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs in the three months ended March 31, 2025 and 2024.

Research and Development Costs

Research and development costs are charged to operations as incurred. There were no research and development costs in the three months ended March 31, 2025 and 2024.

Prepaid Expenses

Prepaid expenses is an annual fee paid to the OTC which is being amortized over the life of the subscription. The balance at March 31, 2025 is $6,563. The balance at December 31, 2024 is $8,750.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the first quarter of 2025 and 2024.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at March 31, 2025 and December 31, 2024. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

Loan Payable Related Party

The Company received a loan during the quarter from its CEO to pay operating expenses. The balance at March 31, 2025 is $4,500.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2025, there were 1,600,000 options and no warrants outstanding and as of March 31, 2024, there were 16,600,000 options and no warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for March 31, 2025 or for March 31, 2024. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of March 31, 2025, and December 31, 2024 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at March 31, 2025 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand		$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand		$649,049
Total notes		$773,279
2025 (9 months remaining)		$773,279
2026	$	- 0 -
2027	$	- 0 -
2028	$	- 0 -
2029	$	- 0 -
		$773,279

The Company accrued interest of $18,738 on the notes during the quarter ended March 31, 2025.

NOTE 4 - EQUITY

The Company did not issue any shares of common stock, options or warrants in the three months ending March 31, 2025 or in the three months ending March 31, 2024.

	Stock Warrants and Options
Stock warrants/options outstanding and exercisable on March 31, 2025 are as follows

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.27	300,000	0.63
$0.05	600,000	1.76
$0.08	700,000	1.88
Total	1,600,000

Exercisable
$0.27	300,000	0.63
$0.05	600,000	1.76
$0.08	700,000	1.88
Total	1,600,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, is for five years with a one-year renewal option held by Mr. Kidrin.  Prior to its expiration, Mr. Kidrin agreed to a second one-year extension of his employment agreement. The agreement provides for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million vested on August 28, 2019 and the remaining 1.5 million vested on August 28, 2020 and a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provides that Mr. Kidrin can be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, Mr. Kidrin, the CEO of the Company, loaned the Company $4,500 to cover operating expenses.

The balance in the accrued expense attributable to related parties is comprised of accrued salary due the CEO based on an employment agreement for $288,577, a $60,500 increase from the December 31, 2024 balance and an accrued consulting fee to the CFO in the amount of $96,188, an increase of $7,500 in the three months ended March 31, 2025 for a total of $384,765 at March 31, 2025.

The balance in the accrued expense attributable to related parties at December 31, 2024 is comprised of accrued salary due the CEO based on an employment agreement for $228,077 and an accrued consulting fee to the CFO in the amount of $88,688 for a total of $316,765 at December 31, 2024.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $384,765 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, for which collection has not been sought in two decades so the Company does not expect it will ever have to pay it, (iii) $1,551,425 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $10,128 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 8 – PREPAID EXPENSES

Prepaid expenses is an annual fee paid to the OTC and being amortized over the life of the subscription. The balance at March 31, 2025 is $6,563. The balance at December 31, 2024 is $8,750.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Gemaxel Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

During the three months ended March 31, 2025, there were no sales of stock.

During the three months ended March 31, 2024, there were no sales of stock.

As of March 31, 2025, the Company still owns approximately 350,000 shares of MariMed Inc. common stock.

NOTE 10 – SUBSEQUENT EVENTS

In November of 2025 the CEO and Chairman of the Board, Thom Kidrin passed away. Director Leonard Toboroff was named acting CEO and Chairman of the Board of the Company. The Company changed its name to Gemaxel Inc. in the 2nd quarter of 2026. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

At present, the Company’s anticipated sources of revenue will be from any revenue that may be generated from monetizing our collection of non-fungible tokens or the sale of other intellectual property that the Company owns.

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

RESULTS OF OPERATIONS

Revenue was $0 for the three months ended March 31, 2025 and 2024.  Since the termination of our patent infringement lawsuits, the Company’s sources of revenue are anticipated to be from monetizing our collection of intellectual properties from our legacy celebrity virtual reality worlds.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue our business.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Selling general and administrative (SG&A) expenses increased by $10,600 to $37,365 for the three months ended March 31, 2025 from $26,765 for the three months ended March 31, 2024.

Salaries and related slightly increased by $139 to $60,498 from $60,359 for the three months ended March 31, 2025 and 2024, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement and he is the Company’s only salaried employee.

For the three months ended March 31, 2025, the Company had interest expense of $18,738. For the three months ended March 31, 2024 the Company had an interest expense of $18,738.

As a result of the foregoing, we realized a net loss of $116,601 for the three months ended March 31, 2025 compared to a net loss of $105,862 in the three months ended March 31, 2024.

Liquidity and Capital Resources

At March 31, 2025, our cash and cash equivalents were $3,391. The Company was unable to raise funds during the three months ended March 31, 2025. The Company used $7,484 in cash to pay for operating expenses during the three months ended March 31, 2025.

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

Item 4. Controls And Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We are not obligated to disclose our risk factors in this report, however, limited information regarding our risk factors appears in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2024 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025 and 2024 we did not raise any funds through the sale of equity securities.

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

Date: June 4, 2026

GEMAXEL INC.

By: /s/Leonard Toboroff

Leonard Toboroff

Acting Chief Executive Officer

By: /s/Christopher Ryan

Christopher Ryan

Chief Financial Officer