Form 10-Q
period 2025-09-30
GEMAXEL INC
filed 2026-06-05
CIK 1961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

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

Gemaxel Inc.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gemaxel Inc.
Condensed Balance Sheets
September 30, 2025 and December 31, 2024
	Unaudited	Audited
	September 30, 2025	December 31, 2024
ASSETS:
Current Assets
Cash and cash equivalents	$4,629	$6,380
Prepaid expenses	2,188	8,750
Total Current Assets	6,817	15,130

Total assets	$6,817	$15,130

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$835,813	$809,928
Accrued expenses related party	489,175	316,765
Accrued expenses	1,821,507	1,768,703
Loan payable related party	61,610	—
Notes payable exceeding statute of limitations	773,279	773,279
Total Current Liabilities	3,981,384	3,668,675

Total Liabilities	3,981,384	3,668,675

Common stock (Par value $0.001 authorized 250,000,000 shares, issued and outstanding 57,112,506 at September 30, 2025 and December 31, 2024	57,113	57,113
Additional paid in capital	42,335,725	42,335,725
Common stock-warrants	1,206,913	1,206,913
Accumulated deficit	(47,574,318)	(47,253,296)
Total stockholders' deficit	(3,974,567)	(3,653,545)

Total Liabilities and stockholders' deficit	$6,817	$15,130

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.
Condensed Statements of Operations
For the Nine and Three Months Ended September 30, 2025 and 2024

	Unaudited		Unaudited
	Nine Months Ended		Three Months Ended
	September 30		September 30

	2025	2024	2025	2024
Revenue
Revenue	—	—	—	—

Total Revenue	—	—	—	—

Cost and Expenses

Cost of Revenue	—	—	—	—

Gross Profit/(Loss)	—	—	—	—

Selling, General & Admin.	101,328	122,758	4,788	61,971
Salaries and related	161,353	194,426	40,354	65,128

Operating loss	(262,681)	(317,184)	(45,142)	(127,099)

Gain on sale of marketable securities	—	—
Interest expense	(58,341)	(56,784)	(20,214)	(19,127)
Net Income/(Loss)	(321,022)	(373,968)	(65,355)	(146,226)

Weighted Average Gain (Loss) per share, basic and diluted	(0.01)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares Outstanding, basic and diluted	57,112,506	57,112,506	57,112,506	57,112,506

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.
Condensed Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2024 and 2025 - Unaudited

			Additional	Common		Total
	Stock	Stock	Paid-in	Stock	Accumulated	stockholders'
	Shares	Amount	capital	Warrants	Deficit	Deficit

Balances, December 31, 2023	57,112,506	57,113	42,335,725	1,206,913	(46,741,914)	(3,142,163)

Net Loss	—	—	—	—	(105,862)	(105,862)

Balances, March 31, 2024	57,112,506	57,113	42,335,725	1,206,913	(46,847,776)	(3,248,025)

Net Loss	—	—	—	—	(121,880)	(121,880)

Balances, June 30, 2024	57,112,506	57,113	42,335,725	1,206,913	(46,969,656)	(3,369,905)

Net Loss	—	—	—	—	(146,226)	(146,226)

Balances, September 30, 2024	57,112,506	57,113	42,335,725	1,206,913	(47,115,882)	(3,516,131)

Balances, December 31, 2024	57,112,506	57,113	42,335,725	1,206,913	(47,253,296)	(3,653,545)

Net Loss	—	—	—	—	(116,601)	(116,601)

Balances, March 31, 2025	57,112,506	57,113	42,335,725	1,206,913	(47,369,897)	(3,770,146)

Net Loss	—	—	—	—	(139,067)	(139,067)

Balances, June 30, 2025	57,112,506	57,113	42,335,725	1,206,913	(47,508,964)	(3,909,213)

Net Loss	—	—	—	—	(65,355)	(65,355)

Balances, September 30, 2025	57,112,506	57,113	42,335,725	1,206,913	(47,574,318)	(3,974,567)

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024

	Unaudited	Unaudited
	9/30/2025	9/30/2024
Cash flows from operating activities:
Net Income/(loss)	$(321,022)	$(373,968)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	6,562	—
Accounts payable and accrued expenses related party	172,410	100,614
Accounts payable and accrued expenses	78,689	59,751
Net cash (used in) operating activities:	(63,361)	(213,603)

Cash flows from financing activities
Loan payable related party	61,610	—
Net cash provided by financing activities	61,610	—

Net increase/(decrease) in cash and cash equivalents	(1,751)	(213,603)

Cash and cash equivalents, including restricted, beginning of year	6,380	244,856

Cash and cash equivalents, including restricted, end of period	$4,629	$31,253

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Gemaxel Inc.

CONDENSED NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2025

(Unaudited)

NOTE 1 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,974,567 and a stockholder’s deficiency of $3,974,567 and used $63,361 of cash in operations for the nine months ended September 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising costs in the nine months ended September 30, 2025 and 2024.

Research and Development Costs

Research and development costs are charged to operations as incurred. There were no research and development costs in the nine months ended September 30, 2025 and 2024.

Prepaid Expenses

Prepaid expenses is an annual fee paid to the OTC which is being amortized over the life of the subscription. The balance at September 30, 2025 is $2,188. The balance at December 31, 2024 is $8,750.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the first nine months of 2025 and 2024.

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

Notes Payable

The Company has $773,279 in short term notes outstanding at September 30, 2025 and December 31, 2024. These are old notes payable for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those notes.

Loan Payable Related Party

During the nine months ended September 30, 2025, the Company received loans from it’s CEO to pay operating expenses. The balance at September 30, 2025 is $61,610. Interest is being accrued at seven percent. Accrued interest on the loan as of September 30, 2025 is $1,557. There were no loans from related parties at December 31, 2024.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2025, there were 1,600,000 options and no warrants outstanding and as of September 30, 2024 there were 16,600,000 options and no warrants outstanding whose effect is anti-dilutive and not included in diluted net loss per share for September 30, 2025 or for September 30, 2024. The options and warrants may dilute future earnings per share.

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

During 2000 the Company was involved in a lawsuit relating to unpaid consulting services. In April, 2001 a judgment against the Company was rendered for approximately $205,000. As of September 30, 2025, and December 31, 2024 the Company recorded a reserve of $205,000 for this lawsuit, which is included in accrued expenses in the accompanying balance sheets.

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

NOTE 3 - NOTES PAYABLE

Notes payable at September 30, 2025 consist of the following:
Unsecured note payable bearing 8% interest, entire balance of principal and unpaid interest due on demand		$124,230

Unsecured note payable bearing 10% interest, entire balance of principal and unpaid interest due on demand		$649,049
Total notes		$773,279
2025 (3 months remaining)		$773,279
2026	$	- 0 -
2027	$	- 0 -
2028	$	- 0 -
2029	$	- 0 -
		$773,279

The Company accrued interest of $56,784 on the notes during the nine months ended September 30, 2025.

NOTE 4 - EQUITY

The Company did not issue any shares of common stock, options or warrants in the nine months ending September 30, 2025 or in the nine months ending September 30, 2024.

	Stock Warrants and Options
Stock warrants/options outstanding and exercisable on September 30, 2025 are as follows

Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years

Outstanding
$0.27	300,000	0.13
$0.05	600,000	1.26
$0.08	700,000	1.38
Total	1,600,000

Exercisable
$0.27	300,000	0.13
$0.05	600,000	1.26
$0.08	700,000	1.38
Total	1,600,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was committed to an employment agreement with its President and CEO, Thom Kidrin. The agreement, dated as of August 28, 2018, was for five years with one-year renewal options held by Mr. Kidrin.  Prior to its expiration, Mr. Kidrin agreed to a one year extension of his employment agreement. Mr. Kidrin agreed to an additional one year extension in 2024. The agreement expired without being renewed in August 2025. The agreement provided for a base salary of $200,000, which increases 10% on September 1 of each year; a monthly car allowance of $500; an annual bonus equal to 2.5% of Pre-Tax Income (as defined in the agreement); an additional bonus as follows: $75,000, if Pre-Tax Income for the year is between 150% and 200% of the prior fiscal year’s Pre-Tax Income or (B) $100,000, if Pre-Tax Income for the year is between 201% and 250% of the prior fiscal year’s Pre-Tax Income or (C) $200,000, if Pre-Tax Income for the year is 251% or greater than the prior fiscal year’s Pre-Tax Income, but in no event shall this additional bonus exceed five (5%) percent of Pre-Tax Income for such year; payment of up to $10,000 in life insurance premiums; options to purchase 5 million shares of Worlds Inc. common stock at an exercise price of  $0.25 per share, 2 million of which vested on August 28, 2018, 1.5 million vested on August 28, 2019 and the remaining 1.5 million vested on August 28, 2020 and a death benefit of at least $2 million dollars; and a payment equal to 2.99 times his base amount (as defined in the agreement) in the event of a Change of Control (as defined in the agreement).  The agreement also provided that Mr. Kidrin could be terminated for cause (as defined in the agreement) and that he is subject to restrictive covenants for 12 months after termination.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025, Mr. Kidrin the CEO of the Company loaned the Company $61,610 to cover operating expenses.  The balance as of September 30, 2025 is $61,610.

The balance in the accrued expense attributable to related parties is comprised of accrued salary due the CEO based on an employment agreement for $389,431, $161,354 increase from the December 31, 2024 balance and an accrued consulting fee to the CFO in the amount of $98,188, an increase of $9,500 in the nine months ended September 30, 2025. The balance is accrued interest on the loan from the CEO in the amount of $1,557 for a total of $489,176 at September 30, 2025.

The balance in the accrued expense attributable to related parties at December 31, 2024 is comprised of accrued salary due the CEO based on an employment agreement for $228,077 and an accrued consulting fee to the CFO in the amount of $88,688 for a total of $316,765 at December 31, 2024.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses is comprised of (i) $489,176 owed to related parties, (ii) $205,000 related to a judgment against the Company relating to unpaid consulting services dating back to April of 2001, for which collection has not been sought in two decades so the Company does not expect it will ever have to pay it, (iii) $1,589,470 related to old accruals for which the statute of limitations has passed and therefore the Company does not expect it will ever have to repay those amounts, (iv) $9,256 related to accruals for recurring operating expenses, and (v) $17,780 related to a judgement requiring the Company to reimburse litigation fees.

NOTE 8 – PREPAID EXPENSES

Prepaid expenses is an annual fee paid to the OTC and being amortized over the life of the subscription. The balance at September 30, 2025 is $2,188. The balance at December 31, 2024 is $8,750.

NOTE 9 – SALE OF MARKETABLE SECURITIES

When Gemaxel Inc. spun off Worlds Online Inc. in January 2011, the Company retained 5,936,115 shares of common stock in Worlds Online Inc. (now named MariMed Inc.). Those shares were retained on the books of the Company with a book value of $0.

 During the nine months ended September 30, 2025, there were no sales of stock.

 During the nine months ended September 30, 2024, there were no sales of stock.

As of September 30, 2025, the Company still owns approximately 350,000 shares of MariMed Inc. common stock.

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

RESULTS OF OPERATIONS

Revenue was $0 for the three months ended September 30, 2025 and 2024.  Since the termination of our patent infringement lawsuits, the Company’s sources of revenue are anticipated to be from monetizing our collection of non-fungible tokens from our legacy celebrity virtual reality worlds or other IP that we own.  We still need to raise a sufficient amount of capital to provide the resources required that would enable us to expand our business.

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Selling general and administrative (SG&A) expenses decreased by $57,185 to $4,786 for the three months ended September 30, 2025 from $61,971 for the three months ended September 30, 2024. The decrease is due to the cessation of operations in the third quarter of 2025.

Salaries and related decreased by $24,774 to $40,354 from $65,128 for the three months ended September 30, 2025 and 2024, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement which expired in 2025 and he is the Company’s only salaried employee.

For the three months ended September 30, 2025 the Company had interest expense of $20,214. For the three months ended September 30, 2024, the Company had interest expense of $19,127.

As a result of the foregoing, we realized a net loss of $65,354 for the three months ended September 30, 2025 compared to a net loss of $146,226 in the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Revenue is $0 for the nine months ended September 30, 2025 and 2024. All the operations were transferred over to Worlds Online Inc. in the spin off. The business up to the spin off continued to run in a severely diminished mode due to the lack of liquidity. Post spin off we still need to raise a sufficient amount of capital to provide the resources required that would enable us to continue running the business.

Cost of revenues is $0 in the nine months ended September 30, 2025 and 2024.

Selling general and administrative (SG&A) expenses decreased by $21,430 from $122,758 to $101,328 for the nine months ended September 30, 2024 and 2025, respectively. The decrease is due to the cessation of operations in the third quarter of 2025.

Salaries and related decreased by $33,073 to $161,353 from $194,426 for the nine months ended September 30, 2025 and 2024, respectively. The CEO’s salary is based on the terms of his 2018 employment agreement which expired in 2025 and he is the Company’s only salaried employee.

For the nine months ended September 30, 2025, the Company had interest expense of $58,341. For the nine months ended September 30, 2024, the Company had interest expense of $56,784.

As a result of the foregoing, we realized a net loss of $321,022 for the nine months ended September 30, 2025 compared to a net loss of $373,968 in the nine months ended September 30, 2024.

Liquidity and Capital Resources

At September 30, 2025, our cash and cash equivalents were $4,629. The Company was unable to raise funds during the nine months ended September 30, 2025. The Company used $63,361 in cash to pay for operating expenses during the nine months ended September 30, 2025.

At September 30, 2024, our cash and cash equivalents were $31,253. The Company was unable to raise funds during the nine months ended September 30, 2024. The Company used $213,603 in cash to pay for operating expenses during the nine months ended September 30, 2024.

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

Item 4. Controls And Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2025 and 2024 we did not raise any funds through the sale of equity securities.

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